Form 10QSB
period 2000-03-31
MIRACOM INDUSTRIES INC
filed 2000-07-25
CIK 1092492

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2000.

                                OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                  Commission File No. 000-28135


                     MIRACOM INDUSTRIES, INC.
     --------------------------------------------------------
          (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                        91-1982205
(State or other Jurisdiction                        (IRS Employer
of Incorporation or Organization)             Identification No.)


  14747 Artesia Boulevard, Suite 1F, La Mirada, California 90638
             (Address of Principal Executive Offices)


                          (714) 522-2800
                   (Issuer's Telephone Number)


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]    NO [ ]

    As of March 31, 2000: 6,354,487 shares of Common Stock and were issued and outstanding.

       TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited)

Item 2.   Managements Discussion and Analysis or Plan of
          Operation


Part II.  Other Information
--------
Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                              PART I

ITEM 1.  FINANCIAL STATEMENTS


                     MIRACOM INDUSTRIES, INC.
                Consolidated Financial Statements
                          March 31, 2000
                  (Unaudited - See accompanying
                   accountant's review report)

                           KWANG-HO LEE
                   Certified Public Accountant
                 3600 Wilshire Blvd., Suite 1416
                      Los Angeles, CA 90010


The Board of Directors
Miracom Industries, Inc.
La Mirada, California


We have reviewed the accompanying consolidated balance sheet of Miracom Industries, Inc. as of March 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the three-month period (January 1, 2000 through March 31, 2000) then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Miracom Industries, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations that raise substantial doubt about the ability to continue as a going concern. Management's plans in regards to this matter are also described in Note 2. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.


                                   /s/
                                   Kwang-Ho Lee
                                   Certified Public Accountant


July 21, 2000

                     MIRACOM INDUSTRIES, INC.
                    Consolidated Balance Sheet
                     March 31, 2000 and 1999
                  (Unaudited - See accompanying
                   accountant's review report)



                                                  March 31,      March 31,
                                                  2000           1999
                                                  ---------      ---------
                                                                (unreviewed)
          Assets

Current assets:

  Cash                                            $  17,742      $  34,353
  Accounts receivable - trade, less allowance
   for doubtful accounts of $0                       53,729              -
  Stock subscription receivable                      45,000              -
  Other receivable                                   74,397              -
  Inventories                                        47,620         17,094
                                                  ---------      ---------

          Total current assets                      226,488         51,447

Property and equipment, at cost:

  Furniture, fixtures and equipment                  15,082         11,992
                                                  ---------      ---------
                                                     15,082         11,992
  Less: accumulated depreciation                      1,825              -
                                                  ---------      ---------

          Net property and equipment                 13,257         11,992


Other assets:                                           965          1,472
                                                  ---------      ---------

          Total assets                            $ 252,710      $  64,911
                                                  =========      =========


          Liabilities and Owners' and Stockholders' Equity

Current liabilities:

  Accounts payable                                $  52,369      $  39,487
  Note payable, convertible (note 4)                137,000              -
  Current portion of long-term debt (note 5)            303            480
  Accrued expenses and other liabilities             38,201              -
                                                  ---------      ---------

          Total current liabilities                 227,873         39,967

Long-term liabilities:

  Long-term debt, less current portion (note 5)           -            256
                                                  ---------      ---------

          Total long-term liabilities                     -            256

Owners' and Stockholders' equity:

  Common stock, par value $0.0001 per share.
   Authorized 50,000,000 shares; issued
   and outstanding 6,354,487 shares (note 3)            636              -
  Capital investment                                      -         15,000
  Common stock subscribed, par value $0.0001
   per share; subscribed 230,769 shares (note 3)         23              -
  Additional paid-in capital (note 3)               227,168         70,390
  Retained earnings (deficits)                    ($202,990)      ($60,702)
                                                  ---------      ---------

          Total owners' and stockholders' equity     24,837         24,688
                                                  ---------      ---------
          Total liabilities and owners'
          and stockholders' equity                $ 252,710      $  64,911
                                                  =========      =========



See accompanying notes to consolidated financial statements


                          MIRACOM INDUSTRIES, INC.
                    Consolidated Statement of Operations
                 Three months ended March 31, 2000 and 1999
                        (Unaudited - See accompanying
                         accountant's review report)


                                                  3 months       3 months
                                                  ended          ended
                                                  3/31/2000      3/31/1999
                                                  ---------      ---------
                                                                (unreviewed)

Net sales                                         $ 452,479      $ 143,697

Cost of sales                                       413,909        114,806
                                                  ---------      ---------

     Gross profit                                    38,570         28,891

Selling, general and administrative expenses         71,610         89,344
                                                  ---------      ---------

     Operating income (loss)                     ($  33,040)    ($  60,453)

Other income (expense):

  Interest expense                               ($   4,510)    ($     487)
                                                  ---------      ---------

     Income (loss) before income taxes           ($  37,550)    ($  60,940)

Income taxes                                            800              -
                                                  ---------      ---------

     Net income (loss)                           ($  38,350)    ($  60,940)
                                                  =========      =========

Earnings per common share                        ($    0.01)             -
                                                  =========      =========

Weighted average number of common shares          6,215,628              -
                                                  =========      =========


See accompanying notes to consolidated financial statements

                          MIRACOM INDUSTRIES, INC.
                    Consolidated Statement of Cash Flows
                 Three months ended March 31, 2000 and 1999
                        (Unaudited - See accompanying
                         accountant's review report)


                                                  3 months       3 months
                                                  ended          ended
                                                  3/31/2000      3/31/1999
                                                  ---------      ---------
                                                                (unreviewed)

Cash flows from operating activities:
  Net income (loss)                              ($  38,350)    ($  60,940)
                                                  ---------      ---------

  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                      546              -
     Increase in accounts receivable                (11,643)             -
     Increase in other receivable                   (28,468)             -
     Decrease in inventories                        (30,486)        22,029
     Increase in other assets                         1,843         (1,472)
     Increase in accounts payable                    25,200         14,671
     Increase in accrued expenses and
      other liabilities                              (1,890)           (35)
                                                  ---------      ---------
          Total adjustments                      ($  44,898)        35,193
                                                  ---------      ---------
          Net cash provided by (used in)
          operating activities                   ($  83,248)    ($  25,747)
                                                  ---------      ---------

Cash flows from investing activities:
  Acquisition of property and equipment          ($   2,000)    ($  11,992)
                                                  ---------      ---------
          Net cash provided by (used in)
          investing activities                   ($   2,000)    ($  11,992)
                                                  ---------      ---------

Cash flows from financing activities:
     Issuance of Common Stock                            18         70,390
     Increase in additional paid-in capital          99,982              -
     Proceeds from long-term debt                         -            736
     Repayment of long-term debt                       (174)             -
                                                  ---------      ---------
          Net cash provided by (used in)
          financing activities                       99,826         71,126
                                                  ---------      ---------
          Net increase in cash                       14,578         33,387

Cash at beginning of period                           3,164            966
                                                  ---------      ---------
Cash at end of period                             $  17,742      $  34,353
                                                  =========      =========

Supplemental disclosure of cash flow information:
     Cash payments during the year for interest   $      50             47
                                                  =========      =========


See accompanying notes to consolidated financial statements


                                       MIRACOM INDUSTRIES, INC.
                            Consolidated Statement of Stockholders' Equity
                                  Three months ended March 31, 2000
                                    (Unaudited - See accompanying
                                     accountant's review report)


                              Common    Common stock   Additional     Retained
                              Stock     Subscribed     Paid-in        earnings       Total
                                                       Capital       (deficits)
                              -------   -----------    ----------     ---------      ---------

Balance at December 31,
 1999                         $618           23         127,186      ($164,640)      ($36,813)

Issuance of Common Stock
 (note 3)                       18           -           99,982            -          100,000

Net income (loss)               -            -             -          ($38,350)      ($38,350)
                              -------   -----------    ----------     ---------      ---------

Balance at March 31,
 2000                         $636           23         227,168      ($202,990)        24,837
                              =======   ===========    ==========     =========      =========


See accompanying notes to consolidated financial statements

                       MIRACOM INDUSTRIES, INC.

              Notes to consolidated Financial Statements

                            March 31, 2000

                    (Unaudited - See accompanying
                     accountant's review report)


(1)  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.

Organization

Miracom Industries, Inc. (the Company), formerly named Bigway, Inc. was incorporated in Nevada on March 12, 1996. Bigway, Inc. was a shell corporation with no assets or liabilities and had no other material operations until the acquisition since its incorporation.

On April 25, 1999, Bigway, Inc. approved a Resolution of the Board of Directors whereby it authorized a "Corporate Combination Agreement", executed and accepted as effective April 26, 1999. In accordance with the "Agreement", the Company acquired a Miracom Industries, a California sole proprietorship engaged in developing and manufacturing new and innovative consumer electronic products. Simultaneous with the consummation of the acquisition, Bigway, Inc. changed its name to Miracom Industries, Inc., whose main office is located in California, focusing its business direction on the manufacture of the electronic products and distributing them to major department stores and wholesalers throughout the United States.

For both financial and income taxes reporting purposes, the Company utilizes calendar year-end accounting period. The Company's fiscal year subsequent to the acquisition ends December 31.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment. The Company does not provide a specific return policy. When the products are returned, the Company normally exchanges the products or provides credits to the customers. The returned products are directly shipped out to the supplier and receives new products or credits from the supplier. The Company does not provide sales discounts to the customers.

Inventories

Inventories, which consist of finished goods, are stated at the lower of cost or market, with cost determined on the first-in, first-out
(FIFO) basis.  At March 31, 2000, the Company had inventories of
$47,620 recorded at cost.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are expensed as paid, and expenditures that increase the useful life of the asset are capitalized.

For financial reporting purposes, depreciation is provided using the straight-line method over the following estimated useful lives of the respective assets.

          Furniture, fixtures and equipment       5 to 7 years

Research and Development

The Company charges all research and development costs to expense when incurred.

Earnings Per Share

Earnings per share of common stock are computed by dividing net income by the weighted average number of shares outstanding during the period.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes", which was adopted in 1999. The assets and liability approach used in SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities.

Income taxes consist of the minimum state franchise tax of $800. For the three-month period ended March 31, 2000, no provision for federal income tax was made, because the Company is expected to be at a loss for the current year for federal income tax purposes. The ultimate establishment of provision for federal income tax is dependent upon the Company attaining future taxable earnings.

(2)  Going Concern

The Company has incurred net losses of $38,350 and $162,140 in 2000 and 1999, respectively.

Management believes that the net loss of $38,350 for the three-month period ended March 31, 2000 results mainly from $32,000 for research and development, which is the integral portion (45%) of the total selling, general and administrative expenses and mainly from increase
in sales competition in mini phone market.   This matter raises
substantial doubt about the Company's ability to continue as a going concern. If this expense was not incurred, management believes that total selling, general and administrative expenses might be $39,610, resulting in net losses of $6,350 for the three-month period ended March 31, 2000. In order to survive in an increasingly competitive mini phone market, the management decided to develop a new innovative consumer electronic products. The Company's continued existence is dependent upon the Company's ability to secure adequate investment for the successful completion of the development of the new products.

Through the acquisition and the additional capital contributions, the Company already implemented a new and innovative consumer electronic product development, which would significantly improve operating results. The Company plans to obtain patent and copy rights for the new product in order to prevent the competitors from copying the product.

Management plans to seek additional capital through equity placements now in progress, and it believes that, if successfully funded and implemented, the development of the new product will improve operating results of the Company and net earnings will be recorded in the near future.

(3)  Common Stock Sale and Stock Warrants

At March 14, 2000, the Company sold 50,000 shares of common stock and issued 50,000 stock warrants (exercisable at $1.00 per share with an exercise period of three (3) years from the date of issuance) for $50,000 ($1.00 per share). At March 17, 2000, 125,000 shares of the
Company's common stock were sold at $0.40 per share for $50,000. The share price in each instance was determined by the by the approximate market price at the time of the sale. As of March 31, 2000, neither subscription rights nor stock warrants were exercised.

As of March 31, 2000, common stock status consists of the following:

No. of                                                         Additional
shares                   Par        Common     Capital         paid-in
issued       Percent     value      stock      contribution    capital
---------    --------    -------    ------     --------        --------

2,500,000      39.34%    $0.0001    $  250     $  2,500        $  2,250
3,269,230      51.45%    $0.0001    $  327     $    327             -
  410,257       6.64%    $0.0001    $   41     $ 80,000        $ 79,959
  175,000       2.75%    $0.0001    $   18     $100,000        $ 99,982
---------    --------    -------    ------     --------        --------

6,354,487     100.00%    $0.0001    $  636     $182,827        $182,191
---------    --------    -------    ------     --------        --------


No. of shares              Common stock     Subscription
subscribed                 subscription     receivable
-------------              ------------     ------------
230,769        $0.0001     $  23            $  45,000         $  44,977
                                                              ---------
                                                              $ 227,168
                                                              ---------

(4)  Notes Payable, Convertible

At June 14, 1999, July 13, 1999, August 31, 1999 and October 18 and 29, 1999, the Company has 10% notes payable of $20,000, $20,000, $12,000, $50,000 and $35,000, respectively, maturing May 15, 2000 and convertible at $1.00 per share. The principal sums of the notes are payable at maturity date, and the interest is payable on the principal sums outstanding from time to time in arrears on the maturity date, at the rate of ten (10) percent per annum accruing from the date of initial issuance.

Any or all of the principal or any portion of the principal of the notes, including accrued interest, is convertible into the Company's common stock shares at $1.00 per share, at the notes holders' option, at any time commencing one year after the closing date until maturity.

At March 31, 2000, outstanding borrowing under the notes was $137,000, none of the notes were converted and the maturity dates of the notes had been extended to November 1, 2000.

(5)  Current Portion of Long-Term Debt

In May, 1999, the Company had a long-term debt of $800, maturing December, 2000. The debt, payable in monthly installments of $56, bears interest at 36.30% and is secured by certain office equipment. At March 31, 2000, an outstanding borrowing, all current portion, was $303.

(6)  Concentration of Credit Risk and Significant Supplier

Substantially all of the Company's revenues are derived from customers throughout the United States. For the three-month period ended March 31, 2000, the Company sold approximately ninety (90) percent of its products to one customer. At March 31, 2000, the amount due from such customer was $666, which was included in accounts receivable.

For the three-month period ended March 31, 2000, the Company purchased approximately ninety six (96) percent of its products from one supplier. At March 31, 2000, the amount due to such supplier was $37,200, which was included in accounts payable.

(7)  Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying amount of note payable, convertible approximates fair value. The estimated fair value of the note is based upon the current rate at which the Company could borrow fund with a similar maturity.

(8)  Commitments and Contingencies

At January 31, 2000, the Company entered into a noncancelable operating lease expiring through February, 2001 for office space.

Future minimum lease payments under the operating lease as of March 31, 2000 are as follows:

               Year ending December 31:

                                   2000      $    8,683
                                             ----------

                                             $    8,683
                                             ----------

Rent expense charged to operations for the three-month period ended March 31, 2000 was $6,137.

Based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Miracom Industries is an importer/exporter and wholesaler of consumer electronics products. Many of the Company's products are either proprietary, developed internally, or are exclusive to the Company under licensing agreements. At present, and for the foreseeable future, manufacturing of the Company's products is accomplished through the use of contract manufacturers, none of which are under contract with Miracom, allowing the Company the freedom to negotiate and contract with whomever it chooses. Miracom will continue to develop its product line in two ways. The first is Original Equipment Manufacturing, meaning that a product is purchased from its original manufacturer and distributed under the Miracom brand name. At this time Miracom is evaluating the Wireless Intercom and FRS Two-Way Radio for OEM Manufacturing relationships. The second method for developing its product line is through the Company's own in-house development. For those products developed exclusively for Miracom, all research and development and molding will be provided by Miracom, while only the product parts will be sourced and purchased directly from parts manufacturers, at which point the parts will be delivered to a contract assembly company for final assembly. By utilizing this latter method, Miracom will be able to save 25% to 30% on final manufacturing costs as a result of bypassing assembly company mark-up on parts and outside research and development. Subcontract work will be assigned from time to time, as necessary, and without any long term manufacturing commitment, so as to avoid the overhead of maintaining the Company's own manufacturing facility. This use of contract manufacturers mitigates the need for high capital investment and will enable the Company to grow with a smaller initial funding requirement, which will allow the Company to maintain a healthy financial structure and manageable financial obligations.

     The Company's near-term financial strategy is to keep costs at a minimum by, among other things, reviewing production plant operations in slow growth months, keeping the overhead of the Company low and maximizing profits. In addition, the Company will continue to focus on targeted marketing for specific market segments. Sales representatives, working on commission, will be used rather than having a large internal sales department. Based upon its past and present operations, Miracom expects an average of 30% to 35% gross (7% to 12% net) profit margin on sales of its products. The Company expects high acceleration growth for the first three years and steady annual growth of 25 percent thereafter. In order to stay ahead of the competition and to acquire name recognition in the industry, Miracom Industries will continue to focus on the development of new and innovative high technology products by dedicating a portion of the Company's sales revenue to continued research and development endeavors.

     Miracom is presently working with two different sources for the development of future products. Mr. Chae Ryong Lim, who resides in Korea and is very knowledgeable in communications product engineering, is currently developing amplifier products for the Company. In the U.S., B.S. Electronic Engineering Company is working on handsfree products for cellular/PCS telephones. The compensation arrangement with these two developers is based solely upon royalties on sales of future products. Miracom is currently awaiting funding for tooling, molding and assembly of these new products.

     In addition to the products mentioned herein, the Company is also considering the production and distribution of a children's learning device; an Internet telephone; Caller ID systems for computers, for home entertainment systems and for televisions; a 900 MHz DSS cordless phone for the home; a wireless keyboard; a wireless mouse; and a mouse phone. The Company intends to develop and maintain strategic alliances for the successful development and expansion of its consumer electronics and telephone hardware business. The Company will also continue to evaluate relationships with other companies or business partners that may provide collaborative benefits and/or complement the Company's objectives.

     During the year ended December 31, 1999, Miracom achieved revenues of $246,497 from sales of its Mini Phone (SG1400M), released in late 1998. A significant portion of the Company's 1999 revenue, $161,447, or approximately 65%, was derived from a single customer, Softech Media Company. However, as of the date of this filing, Miracom no longer sells to Softech due to Softech's recurring payment delinquencies.

     During the years ended December 31, 1999 and 1998, the Company spent approximately $52,230 and $6,800, respectively, on research and development activities. These activities included art design, mock-ups and engineering development for the Company's Mini-Phone, Wireless PBX Receiver, Cellular/PCS Hands-Free Kit and its Single/Multi-Line Telephone Hands-Free Amplifier. For the year 2000, the Company expects to significantly increase its Research and Development activities. The Company intends to invest approximately $400,000 in Research and Development to complete and bring to market its Wireless PBX Digital Receiver and Amplifier, its FM Hands-Free Cellular/PCS Kits and its Single/Multi-Line Telephone Amplifier.

     The Company presently anticipates that a total funding of $1,000,000 will be required to finalize the pre-production and development of its complete product line. Although development for the above products is finished or nearly finished, more funding is required for final tooling, packaging, inventory, certification, and marketing. If less than the full $1,000,000 is raised and/or the Company's revenues cannot support a full launch of the Company's product line, the Company will allocate funds so as to incrementally launch each product, thereby internally creating cash flow and revenues for subsequent products. Funding is also needed to strengthen the Company's facilities infrastructure and to acquire additional qualified personnel as the volume of its business increases.

     The Company's projected $1,000,000 expenditure over the next twelve months will be allocated amongst the Company's initial product line in order to bring the products to market. The Multi-Line Phone Amplifier, engineering for which is complete, will require an additional $130,000 in order to bring the product to market. The FM Hands-Free Kit for cellular/PCS phones, engineering for which is complete, will require an additional $160,000 in order to bring the product to market. The 900 MHz Digital Spread Spectrum PBX Phone Receiver, which is in the final stages of research and development, will require an additional $540,000 in order to bring the product to market. The MP3 Player, Intercom and FRS Two-Way Radio, all OEM purchases, will require a total of $170,000 in order to bring the products to market. These remaining expenditures prior to initial product launch are comprised of research and development, tooling, molding, production, inventory and marketing expenses.

     The Company anticipates that $1,000,000 would be sufficient to launch all of Miracom's initial product line. Additional cash requirements for the operation of the business will be generated by sales proceeds. Miracom already has several distributors in Europe ready to commit to distribution for several of the Company's products.

     Primary to management's plans for solvency in the coming year is the sale of additional equity in the Company, continuing the Company's strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing developments costs. The Company also intends to enter into distribution agreements for its products in the United States and Europe, shifting marketing costs to the distributors, and thereby increasing its delivery of product through existing channels without commensurate increases in overhead. Subsequent to the December 31, 1999 year-end, the Company has raised $100,000 from the issuance of an additional 175,000 shares of Common Stock and 50,000 warrants. Management believes that this strategy will enable the Company to finance its start-up and development and move it to commercial launch of its initial product line by the end of calendar year 2000. The Company believes that it can be operationally profitable by the end of fourth quarter 2000, thereby eliminating any existing going concern issues, and should only experience further losses if it opts to increase advertising and promotion in an attempt to rapidly increase market penetration.

     Capital commitments for the year ended December 31, 2000, are minimal, and these additional funds raised through private placements will be sufficient to meet the Company's obligations for the next six months and until the various sales initiations described herein are able to create significant cash flow. The Company has received an audit opinion which includes a "going concern" risk. The Company is aware of this risk and plans to raise any necessary capital shortfall through either the sale of additional equity or increased borrowings. If additional capital is not readily available, the Company will be forced to scale back its research and development such that its income will exceed its expenses. Although this will greatly slow the Company's penetration into new markets, it will allow for the Company's survival. Notwithstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.


     Year 2000 Disclosure.

     The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions. The Company has not in any way been affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated by the Company or by third parties.

     As of the date of this filing, this risk has been a non-issue and neither the Company nor any of its hardware or software suppliers has experienced any system failures or disruptions caused by the Year 2000 issue. To date, the Company has not incurred, and does not in the future expect to incur, any material costs in remediating any potential Year 2000 problems. Most of the Company's equipment is not date-sensitive and thus not susceptible to Year 2000 issues. Any equipment that may be date-sensitive is new, and the architecture and design of its software was taken into account in all equipment purchases. Purchases have been and will continue to be limited to equipment from well-known and reputable hardware manufacturers.

     Forward Looking Information.

     This report contains certain forward-looking statements and information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include the following: its success in obtaining new contracts; the volume and type of orders that are received under such contracts; levels of, and ability to, collect accounts receivable; availability of trained personnel and utilization of its capacity to complete work; competition and competitive pressures on pricing; availability, cost and terms of debt or equity financing; and economic conditions in the United States and in the regions served.



                     PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     NONE


ITEM 2.  CHANGES IN SECURITIES

     On March 13, 2000, 50,000 shares and 50,000 Warrants (exercisable at $1.00 per share) were sold to one accredited investor, under Rule 506, at $1.00 per share, for a total raise of $50,000. On March 17, 2000, 125,000 shares of the Company's Common Stock were sold to two accredited investors, under Rule 506, at $0.40 per share, for a total raise of $50,000. The share price in each instance was determined by the approximate market price at the time of the sale.

     No compensation or commissions were paid to any person in connection with the issuance of the shares, and no underwriter, broker or dealer participated in such a sale. Each issuee in the transaction described above made a written representation to the Company that he was acquiring the Company's stock for investment purposes and not with a view to the resale or redistribution thereof. Each stock certificate issued contains a restrictive legend. Each of the above transactions was deemed by the Company to be exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 145 (17 CFR
Section 230.145) as a transaction not involving any public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


ITEM 5.  OTHER INFORMATION

     NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     NONE


                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                       MIRACOM INDUSTRIES, INC.


Date: July 25, 2000               By:  /s/ Jimmy K. Sung
                                           Jimmy K. Sung
                                           President, Chairman


Date: July 25, 2000               By:  /s/ Paul Kim
                                           Paul Kim
                                           Secretary, Director