Form 10QSB
period 2000-06-30
MIRACOM INDUSTRIES INC
filed 2000-08-21
CIK 1092492

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended June 30, 2000.

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

                        YES [X]    NO [ ]

    As of June 30, 2000: 6,354,487 shares of Common Stock and were issued and outstanding.

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

          SIGNATURES

                              PART I

ITEM 1.  FINANCIAL STATEMENTS


                     MIRACOM INDUSTRIES, INC.
                Consolidated Financial Statements
                          June 30, 2000
                  (Unaudited - See accompanying
                   accountant's review report)

                           KWANG-HO LEE
                   Certified Public Accountant
                 3600 Wilshire Blvd., Suite 1416
                      Los Angeles, CA 90010


The Board of Directors
Miracom Industries, Inc.
La Mirada, California


We have reviewed the accompanying consolidated balance sheet of Miracom Industries, Inc. as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the six-month period (January 1, 2000 through June 30, 2000) then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Miracom Industries, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

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


                                   /s/
                                   Kwang-Ho Lee
                                   Certified Public Accountant


August 15, 2000

                     MIRACOM INDUSTRIES, INC.
                    Consolidated Balance Sheet
                      June 30, 2000 and 1999
                  (Unaudited - See accompanying
                   accountant's review report)



                                                  June 30,       June 30,
                                                  2000           1999
                                                  ---------      ---------
                                                                 (Audited)
          Assets

Current assets:

  Cash                                            $      48      $  11,612
  Accounts receivable - trade, less allowance
   for doubtful accounts of $0                      141,407         37,018
  Stock subscription receivable (note 3)             45,000         45,000
  Other receivable                                   67,958         18,614
  Inventories                                        48,018         62,174
                                                  ---------      ---------

          Total current assets                      302,431        174,418

Property and equipment, at cost:

  Furniture, fixtures and equipment                  15,082         13,082
                                                  ---------      ---------
                                                     15,082         13,082
  Less: accumulated depreciation                      2,404            321
                                                  ---------      ---------

          Net property and equipment                 12,678         12,761


Other assets:                                           965          2,808
                                                  ---------      ---------

          Total assets                            $ 316,074      $ 189,987
                                                  =========      =========

See accompanying notes to consolidated financial statements

                          MIRACOM INDUSTRIES, INC.
                         Consolidated Balance Sheet
                           June 30, 2000 and 1999
                        (Unaudited - See accompanying
                         accountant's review report)


                                                  June 30,       June 30,
                                                  2000           1999
                                                  ---------      ---------
                                                                 (Audited)

          Liabilities and Stockholders' Equity

Current liabilities:

  Accounts payable                                $ 193,118      $  64,858
  Note payable, convertible (note 4)                137,000         20,000
  Current portion of long-term debt (note 5)            158            494
  Accrued expenses and other liabilities             36,734         24,512
                                                  ---------      ---------

          Total current liabilities                 367,010        109,864

Long-term liabilities:

  Long-term debt, less current portion (note 5)           -            208
                                                  ---------      ---------

          Total long-term liabilities                     -            208

Stockholders' equity:

  Common stock, par value $0.0001 per share.
   Authorized 50,000,000 shares; issued
   and outstanding 6,354,487 and
   6,179,487 shares(note 3)                             636            618
  Common stock subscribed, par value $0.0001
   per share; subscribed 230,769 shares (note 3)         23             23
  Additional paid-in capital (note 3)               227,168        127,186
  Retained earnings (deficits)                    ($278,763)      ($47,912)
                                                  ---------      ---------

          Total stockholders' equity                (50,936)        79,915
                                                  ---------      ---------
          Total liabilities
           and stockholders' equity               $ 316,074      $ 189,987
                                                  =========      =========


See accompanying notes to consolidated financial statements


                          MIRACOM INDUSTRIES, INC.
                    Consolidated Statement of Operations
                   Six months ended June 30, 2000 and 1999
                        (Unaudited - See accompanying
                         accountant's review report)


                                                  Six months     Six months
                                                   June 30,       June 30,
                                                    2000           1999
                                                  ---------      ---------
                                                                 (Audited)

Net sales                                         $ 996,517      $ 123,073

Cost of sales                                       971,516         74,373
                                                  ---------      ---------

     Gross profit                                    25,001         48,700

Selling, general and administrative expenses        129,875         93,201
                                                  ---------      ---------

     Operating income (loss)                     ($ 104,874)    ($  44,501)

Other income (expense):

  Interest expense                               ($   8,449)    ($     111)
                                                  ---------      ---------

     Income (loss) before income taxes           ($ 113,323)    ($  44,612)

Income taxes                                            800            800
                                                  ---------      ---------

     Net income (loss)                           ($ 114,123)    ($  45,412)
                                                  =========      =========

Earnings per common share                        ($    0.02)        ($0.01)
                                                  =========      =========

Weighted average number of common shares          6,284,678      6,179,487
                                                  =========      =========


See accompanying notes to consolidated financial statements

                          MIRACOM INDUSTRIES, INC.
                    Consolidated Statement of Cash Flows
                   Six months ended June 30, 2000 and 1999
                        (Unaudited - See accompanying
                         accountant's review report)


                                                  Six months     Six months
                                                   June 30,       June 30,
                                                    2000           1999
                                                  ---------      ---------
                                                                 (Audited)

Cash flows from operating activities:
  Net income (loss)                              ($ 114,123)    ($  45,412)
                                                  ---------      ---------

  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                    1,125            321
     Increase in accounts receivable               ($99,321)     ($ 37,018)
     Increase in stock subscription receivable            -      ($ 45,000)
     Increase in other receivable                  ($22,029)     ($ 18,614)
     Decrease in inventories                       ($30,884)     ($ 62,174)
     Decrease in other assets                         1,843      ($  2,808)
     Increase in accounts payable                   165,949         64,858
     Decrease (increase) in accrued expenses
      and other liabilities                         ($3,357)        24,512
                                                  ---------      ---------
          Total adjustments                          13,326     ($  75,923)
                                                  ---------      ---------
          Net cash provided by (used in)
          operating activities                   ($ 100,797)    ($ 121,335)
                                                  ---------      ---------

Cash flows from investing activities:
  Acquisition of property and equipment          ($   2,000)    ($  13,082)
                                                  ---------      ---------
          Net cash provided by (used in)
          investing activities                   ($   2,000)    ($  13,082)
                                                  ---------      ---------

Cash flows from financing activities:
     Issuance of Common Stock                            18         80,327
     Increase in common stock subscription                -         45,000
     Increase in additional paid-in capital          99,982              -
     Proceeds from note payable, convertible              -         20,000
     Proceeds from long-term debt                         -            800
     Repayment of long-term debt                      ($319)          ($98)
                                                  ---------      ---------
          Net cash provided by (used in)
          financing activities                       99,681        146,029
                                                  ---------      ---------
          Net decrease (increase) in cash           ($3,116)        11,612

Cash at beginning of period                           3,164              -
                                                  ---------      ---------
Cash at end of period                             $      48      $  11,612
                                                  =========      =========

Supplemental disclosure of cash flow information:
     Cash payments during the year for interest   $      73      $      22
                                                  =========      =========


See accompanying notes to consolidated financial statements


                                       MIRACOM INDUSTRIES, INC.
                            Consolidated Statement of Stockholders' Equity
                                    Six months ended June 30, 2000
                                    (Unaudited - See accompanying
                                     accountant's review report)


                                                                      Retained
                              Common    Common stock   Additional     earnings
                              Stock     Subscribed     Paid-in       (accumulated
                                                       Capital        deficits)      Total
                              -------   -----------    ----------     ---------      ---------

Balance at December 31,
 1999                         $618           23         127,186      ($164,640)      ($36,813)

Issuance of Common Stock
 (note 3)                       18           -           99,982            -          100,000

Net income (loss)               -            -             -         ($114,123)     ($114,123)
                              -------   -----------    ----------     ---------      ---------

Balance at June 30,
 2000                         $636           23         227,168      ($278,763)      ($50,936)
                              =======   ===========    ==========     =========      =========


See accompanying notes to consolidated financial statements

                       MIRACOM INDUSTRIES, INC.

              Notes to consolidated Financial Statements

                            June 30, 2000

                    (Unaudited - See accompanying
                     accountant's review report)


(1)  Summary of Significant Accounting Policies

Basis of Presentation
---------------------

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.

Organization
------------

Miracom Industries, Inc. (the Company), formerly named Bigway, Inc. was incorporated in Nevada on March 12, 1996. Bigway, Inc. was a shell corporation with no assets or liabilities and had no other material operations until the acquisition since its incorporation.

On April 25, 1999, Bigway, Inc. approved a Resolution of the Board of Directors whereby it authorized a "Corporate Combination Agreement", executed and accepted as effective April 26, 1999. In accordance with the "Agreement", the Company acquired Miracom Industries, a California sole proprietorship, engaged in developing and manufacturing new and innovative consumer electronic products. Simultaneous with the consummation of the acquisition, Bigway, Inc. changed its name to Miracom Industries, Inc., whose main office is located in California, focusing its business direction on the manufacture of electronic products and distributing them to major department stores and wholesalers throughout the United States.

For both financial and income taxes reporting purposes, the Company utilizes a calendar year-end accounting period. The Company's fiscal year subsequent to the acquisition ends December 31.

Revenue Recognition
-------------------

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

Inventories
-----------

Inventories, which consist of finished goods, are stated at the lower of cost or market, with cost determined on the first-in, first-out
(FIFO) basis.  At June 30, 2000, the Company had inventories of
$48,018 recorded at cost.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Maintenance and repairs are expensed as paid, and expenditures that increase the useful life of the asset are capitalized.

For financial reporting purposes, depreciation is provided using the straight-line method over the following estimated useful lives of the respective assets.

          Furniture, fixtures and equipment       5 to 7 years

Research and Development
------------------------

The Company charges all research and development costs to expense when incurred.

Earnings Per Share
------------------

Earnings per share of common stock are computed by dividing net income by the weighted average number of shares outstanding during the period.

Income Taxes
------------

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

Income taxes consist of the minimum state franchise tax of $800. For the six-month period ended June 30, 2000, no provision for federal income tax was made, because the Company is expected to be at a loss for the current year for federal income tax purposes. The ultimate establishment of provision for federal income tax is dependent upon the Company attaining future taxable earnings.

(2)  Going Concern
------------------

The Company has incurred net losses of $114,123 and $162,140 in 2000 and 1999, respectively.

Management believes that the net loss of $114,123 for the six-month period ended June 30, 2000 results mainly from $52,000 for research and development, which is an integral portion (40%) of the total selling, general and administrative expenses and mainly from an
increase in sales competition in the mini-phone market.   This matter
raises substantial doubt about the Company's ability to continue as a going concern. If this expense was not incurred, management believes that total selling, general and administrative expenses might be $77,875, resulting in net losses of $62,123 for the six-month period ended June 30, 2000. In order to survive in an increasingly competitive mini-phone market, management decided to focus on and develop additional new innovative consumer electronic products. The Company's continued existence is dependent upon the Company's ability to secure adequate investment for the successful completion of the development of its new products.

Through the acquisition of additional capital contributions, the Company has already implemented new consumer electronic product development, which should significantly improve operating results. The Company plans to obtain patent and copy rights for the new products in order to prevent the competitors from copying them.

Management plans to seek additional capital through equity placements now in progress, and it believes that, if successfully funded and implemented, the development of the new products will improve operating results of the Company and net earnings will be recorded in the near future.

(3)  Common Stock Sale and Stock Warrants
-----------------------------------------

At March 14, 2000, the Company sold 50,000 shares of common stock and issued 50,000 stock warrants (exercisable at $1.00 per share with an exercise period of three (3) years from the date of issuance) for $50,000 ($1.00 per share). At March 17, 2000, 125,000 shares of the
Company's common stock were sold at $0.40 per share for $50,000. The share price in each instance was determined by the by the approximate market price at the time of the sale. As of June 30, 2000, neither subscription rights nor stock warrants were exercised.

As of June 30, 2000, common stock status consists of the following:

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
                                                              ---------
                                                              $ 227,168
                                                              ---------

(4)  Notes Payable, Convertible
-------------------------------

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

Any or all of the principal of the notes, including accrued interest, is convertible into the Company's common stock shares at $1.00 per share, at the notes holders' option, at any time commencing one year after the closing date until maturity.

At June 30, 2000, outstanding borrowing under the notes was $137,000, none of the notes were converted and the maturity dates of the notes were extended to November 1, 2000.

(5)  Current Portion of Long-Term Debt
--------------------------------------

In May, 1999, the Company had a long-term debt of $800, maturing December, 2000. The debt, payable in monthly installments of $56, bears interest at 36.30% and is secured by certain office equipment. At June 30, 2000, outstanding borrowing, all current portion, was $158.

(6)  Concentration of Credit Risk and Significant Supplier
----------------------------------------------------------

Substantially all of the Company's revenues are derived from customers throughout the United States. For the six-month period ended June 30, 2000, the Company sold approximately fifty six (56) percent of its products to one customer. At June 30, 2000, the amount due from such customer was $666, which was included in accounts receivable.

For the six-month period ended June 30, 2000, the Company purchased approximately eighty nine (89) percent of its products from one supplier. At June 30, 2000, the amount due to such supplier was $176,479, which was included in accounts payable.

(7)  Fair Value of Financial Instruments
----------------------------------------

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

(8)  Commitments and Contingencies
----------------------------------

At January 31, 2000, the Company entered into a noncancelable operating lease expiring February, 2001 for office space.

Future minimum lease payments under the operating lease as of June 30, 2000 are as follows:

               Year ending December 31:

                                   2000      $    5,789
                                             ----------

                                             $    5,789
                                             ----------

Rent expense charged to operations for the six-month period ended June 30, 2000 was $10,131.

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

     NONE


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


                       MIRACOM INDUSTRIES, INC.


Date: August 18, 2000             By:  /s/ Jimmy K. Sung
                                           Jimmy K. Sung
                                           President, Chairman


Date: August 18, 2000             By:  /s/ Paul Kim
                                           Paul Kim
                                           Secretary, Director