Form 10QSB
period 2000-09-30
MIRACOM INDUSTRIES INC
filed 2000-12-05
CIK 1092492

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 2000.

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

                        YES [X]    NO [ ]

    As of September 30, 2000: 6,354,487 shares of Common Stock and were issued and outstanding.

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

          SIGNATURES

                              PART I

ITEM 1.  FINANCIAL STATEMENTS


                     MIRACOM INDUSTRIES, INC.
                Consolidated Financial Statements
                        September 30, 2000
                  (Unaudited - See accompanying
                   accountant's review report)

                           KWANG-HO LEE
                   Certified Public Accountant
                 3600 Wilshire Blvd., Suite 1416
                      Los Angeles, CA 90010


The Board of Directors
Miracom Industries, Inc.
La Mirada, California


We have reviewed the accompanying consolidated balance sheet of Miracom Industries, Inc. as of September 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine-month period (January 1, 2000 through September 30, 2000) then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Miracom Industries, Inc.

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




                                   /s/
                                   Kwang-Ho Lee
                                   Certified Public Accountant


November 30, 2000

                     MIRACOM INDUSTRIES, INC.
                    Consolidated Balance Sheet
                        September 30, 2000
                           (Unaudited)



                                                  September 30,
                                                  2000
                                                  ---------

          Assets

Current assets:

  Cash                                              ($3,193)
  Accounts receivable - trade, less allowance
   for doubtful accounts of $0                      160,503
  Other receivable                                   84,295
  Inventories                                        46,813
                                                  ---------

          Total current assets                      288,418

Property and equipment, at cost:

  Furniture, fixtures and equipment                  16,081
                                                  ---------
                                                     16,081
  Less: accumulated depreciation                      2,999
                                                  ---------

          Net property and equipment                 13,082


Other assets:                                           965
                                                  ---------

          Total assets                            $ 302,465
                                                  =========

See accompanying notes to consolidated financial statements

                          MIRACOM INDUSTRIES, INC.
                         Consolidated Balance Sheet
                             September 30, 2000
                                 (Unaudited)


                                                  September 30,
                                                  2000
                                                  ---------

          Liabilities and Stockholders' Equity

Current liabilities:

  Accounts payable                                $ 209,029
  Note payable, convertible (note 4)                137,000
  Current portion of long-term debt (note 5)             54
  Accrued expenses and other liabilities             40,915
                                                  ---------

          Total current liabilities                 386,998

Long-term liabilities:

  Long-term debt, less current portion (note 5)           -
                                                  ---------

          Total long-term liabilities                     -

Stockholders' equity:

  Common stock, par value $0.0001 per share.
   Authorized 50,000,000 shares; issued
   and outstanding 6,354,487 and
   6,179,487 shares(note 3)                             636
  Additional paid-in capital (note 3)               182,191
  Retained earnings (deficits)                    ($267,360)
                                                  ---------

          Total stockholders' equity                (84,533)
                                                  ---------
          Total liabilities
           and stockholders' equity               $ 302,465
                                                  =========


See accompanying notes to consolidated financial statements


                          MIRACOM INDUSTRIES, INC.
                    Consolidated Statement of Operations
                Nine months ended September 30, 2000 and 1999
                                 (Unaudited)


                                                Nine months    Nine months
                                                September 30,  September 30,
                                                2000           1999
                                                -----------    ------------


Net sales                                       $ 1,490,207      $ 168,476

Cost of sales                                     1,431,514        107,684
                                                  ---------      ---------

     Gross profit                                    58,693         60,792

Selling, general and administrative expenses        156,223        123,927
                                                  ---------      ---------

     Operating income (loss)                     ($ 97,530)      ($ 63,135)

Other income (expense):

  Interest expense                               ($   4,390)    ($   1,794)
                                                  ---------      ---------

     Income (loss) before income taxes           ($ 101,920)    ($ 64,929)

Income taxes                                            800            800
                                                  ---------      ---------

     Net income (loss)                           ($ 102,720)    ($ 65,729)
                                                  =========      =========

Earnings per common share                        ($    0.02)        ($0.01)
                                                  =========      =========

Weighted average number of common shares          6,308,100      6,179,487
                                                  =========      =========


See accompanying notes to consolidated financial statements

                          MIRACOM INDUSTRIES, INC.
                    Consolidated Statement of Cash Flows
                Nine months ended September 30, 2000 and 1999
                                 (Unaudited)


                                                Nine months    Nine months
                                                September 30,  September 30,
                                                2000           1999
                                                -----------    ------------


Cash flows from operating activities:
  Net income (loss)                              ($ 102,720)    ($ 65,729)
                                                  ---------      ---------

  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                    1,720            800
     Increase in accounts receivable              ($118,417)     ($ 17,272)
     Increase in prepaid payroll tax receivable           -      ($  3,676)
     Increase in other receivable                  ($38,366)     ($ 35,701)
     Increase in inventories                       ($29,679)     ($ 42,594)
     Decrease (increase) in other assets              1,843      ($  2,808)
     Increase in accounts payable                   181,860         24,258
     Increase in accrued expenses
      and other liabilities                             824         25,707
                                                  ---------      ---------
          Total adjustments                           ($215)     ($ 51,286)
                                                  ---------      ---------
          Net cash provided by (used in)
          operating activities                   ($ 102,935)    ($ 117,015)
                                                  ---------      ---------

Cash flows from investing activities:
  Acquisition of property and equipment          ($   2,999)    ($  13,082)
                                                  ---------      ---------
          Net cash provided by (used in)
          investing activities                   ($   2,999)    ($  13,082)
                                                  ---------      ---------

Cash flows from financing activities:
     Issuance of Common Stock                            18         80,327
     Increase in additional paid-in capital          99,982              -
     Proceeds from note payable, convertible              -         52,000
     Proceeds from long-term debt                         -            800
     Repayment of long-term debt                      ($423)         ($244)
                                                  ---------      ---------
          Net cash provided by (used in)
          financing activities                       99,577        132,883
                                                  ---------      ---------
          Net decrease (increase) in cash           ($6,357)         2,786

Cash at beginning of period                           3,164              -
                                                  ---------      ---------
Cash at end of period                             $  (3,193)     $   2,786
                                                  =========      =========

Supplemental disclosure of cash flow information:
     Cash payments during the year for interest   $     881      $     101
                                                  =========      =========


See accompanying notes to consolidated financial statements


                                       MIRACOM INDUSTRIES, INC.
                            Consolidated Statement of Stockholders' Equity
                                 Nine months ended September 30, 2000
                                             (Unaudited)


                                                       Retained
                              Common    Additional     earnings
                              Stock     Paid-in       (accumulated
                                        Capital        deficits)      Total
                              -------   -----------    ----------     ---------

Balance at December 31,
 1999                         $618        82,209      ($164,640)      ($81,813)

Issuance of Common Stock
 (note 3)                       18        99,982            -          100,000

Net income (loss)               -           -         ($102,720)     ($102,720)
                              -------   -----------    ----------     ---------

Balance at September 30,
 2000                         $636       182,191      ($267,360)      ($84,533)
                              =======   ===========    ==========     =========


See accompanying notes to consolidated financial statements

                       MIRACOM INDUSTRIES, INC.

              Notes to consolidated Financial Statements

                          September 30, 2000

                             (Unaudited)


(1)  Summary of Significant Accounting Policies

Affirmative Statement
---------------------

The accompanying consolidated financial statements have been adjusted to include all adjustments which in the opinion of the management of the Company are necessary in order to make the consolidated financial statements not misleading.

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

Inventories
-----------

Inventories, which consist of finished goods, are stated at the lower of cost or market, with cost determined on the first-in, first-out
(FIFO) basis. At September 30, 2000, the Company had inventories of $46,813 recorded at cost.

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

Income taxes consist of the minimum state franchise tax of $800. For the nine-month period ended September 30, 2000, no provision for federal income tax was made, because the Company is expected to be at a loss for the current year for federal income tax purposes. The ultimate establishment of provision for federal income tax is dependent upon the Company attaining future taxable earnings.

(2)  Going Concern
------------------

The Company has incurred net losses of $102,720 and $65,729 for the nine-month periods ended September 30, 2000 and 1999, respectively.

Management believes that the net loss of $102,720 for the nine-month period ended September 30, 2000 results mainly from $52,000 for research and development, which is an integral portion (32%) of the total selling, general and administrative expenses and mainly from an
increase in sales competition in the mini-phone market.   This matter
raises substantial doubt about the Company's ability to continue as a going concern. If this expense was not incurred, management believes that total selling, general and administrative expenses might be $108,613, resulting in net losses of $50,720 for the nine-month period ended September 30, 2000. In order to survive in an increasingly competitive mini-phone market, the management decided to develop a new innovative consumer electronic products. The Company's continued existence is dependent upon the Company's ability to secure adequate investment for the successful completion of the development of its new products.

Through the acquisition and the additional capital contributions, the Company already implemented new and innovative consumer electronic product development, which would significantly improve operating results. The Company plans to obtain patent and copy rights for the new product in order to prevent the competitors from copying the product.

Management plans to seek additional capital through equity placements now in progress, and it believes that, if successfully funded and implemented, the development of the new product will improve operating results of the Company and net earnings will be recorded in the near future.

(3)  Common Stock Sale and Stock Warrants
-----------------------------------------

At March 14, 2000, the Company sold 50,000 shares of common stock and issued 50,000 stock warrants (exercisable at $1.00 per share with an exercise period of three (3) years from the date of issuance) for $50,000 ($1.00 per share). At March 17, 2000, 125,000 shares of the
Company's common stock were sold at $0.40 per share for $50,000. The share price in each instance was determined by the by the approximate market price at the time of the sale. As of September 30, 2000, neither subscription rights nor stock warrants were exercised.

As of September 30, 2000, common stock status consists of the following:

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

Any or all of the principal or any portion of the principle of the notes, including accrued interest, is convertible into the Company's common stock shares at $1.00 per share, at the notes holders' option, at any time commencing one year after the closing date until maturity.

At September 30, 2000, outstanding borrowing under the notes was $137,000, none of the notes were converted and the maturity dates of the notes were extended to November 1, 2000.

(5)  Current Portion of Long-Term Debt
--------------------------------------

In May, 1999, the Company had a long-term debt of $800, maturing December, 2000. The debt, payable in monthly installments of $56, bears interest at 36.30% and is secured by certain office equipment. At September 30, 2000, outstanding borrowing, all current portion, was $54.

(6)  Concentration of Credit Risk and Significant Supplier
----------------------------------------------------------

Substantially all of the Company's revenues are derived from customers throughout the United States. For the nine-month period ended
September 30, 2000, the Company sold approximately forty nine (49) percent of its products to one customer.

For the nine-month period ended September 30, 2000, the Company purchased approximately ninety one (91) percent of its products from one supplier. At September 30, 2000, the amount due to such supplier was $192,390, which was included in accounts payable.

(7)  Fair Value of Financial Instruments
----------------------------------------

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying amount of note payable, convertible approximates fair value. The estimated fair value of the note is based upon the current rate at which the Company could borrow funds with a similar maturity.

(8)  Commitments and Contingencies
----------------------------------

At January 31, 2000, the Company entered into a noncancelable operating lease expiring through February, 2001 for office space.

Future minimum lease payments under the operating lease as of September 30, 2000 are as follows:

               Year ending December 31:

                                   2000      $    2,894
                                             ----------

                                             $    2,894
                                             ----------

Rent expense charged to operations for the nine-month period ended September 30, 2000 was $13,026.

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


                       MIRACOM INDUSTRIES, INC.


Date: November 4, 2000            By:  /s/ Jimmy K. Sung
                                           Jimmy K. Sung
                                           President, Chairman


Date: November 4, 2000            By:  /s/ Paul Kim
                                           Paul Kim
                                           Secretary, Director