Form 10QSB/A
period 2000-09-30
MIRACOM INDUSTRIES INC
filed 2000-12-06
CIK 1092492

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                       FORM 10-QSB AMENDED

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Miracom Industries is an importer/exporter and wholesaler of consumer electronics products. Many of the Company's products are either proprietary, developed internally, or are exclusive to the Company under licensing agreements. At present, and for the foreseeable future, manufacturing of the Company's products is accomplished through the use of contract manufacturers, none of which are under contract with Miracom, allowing the Company the freedom to negotiate and contract with whomever it chooses. Miracom will continue to develop its product line in two ways. The first is Original Equipment Manufacturing, meaning that a product is purchased from its original manufacturer and distributed under the Miracom brand name. At this time Miracom is evaluating the Wireless Intercom and FRS Two-Way Radio for OEM Manufacturing relationships. The second method for developing its product line is through the Company's own in-house development. For those products developed exclusively for Miracom, all research and development and molding will be provided by Miracom, while only the product parts will be sourced and purchased directly from parts manufacturers, at which point the parts will be delivered to a contract assembly company for final assembly. By utilizing this latter method, Miracom will be able to save 25% to 30% on final manufacturing costs as a result of bypassing assembly company mark-up on parts and outside research and development. Subcontract work will be assigned from time to time, as necessary, and without any long term manufacturing commitment, so as to avoid the overhead of maintaining the Company's own manufacturing facility. This use of contract manufacturers mitigates the need for high capital investment and will enable the Company to grow with a smaller initial funding requirement.

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

     The Company presently anticipates that a total funding of $1,000,000, including the $400,000 needed for research and development, will be required to finalize the pre-production and development of its complete product line. Although development for the above products is finished or nearly finished, more funding is required for final tooling, packaging, inventory, certification, and marketing. If less than the full $1,000,000 is raised and/or the Company's revenues cannot support a full launch of the Company's product line, the Company will allocate funds so as to incrementally launch each product, thereby internally creating cash flow and revenues for subsequent products. Funding is also needed to strengthen the Company's facilities infrastructure and to acquire additional qualified personnel as the volume of its business increases.

     The Company's projected $1,000,000 expenditure over the next twelve months will be allocated amongst the Company's initial product line in order to bring the products to market. These expenditures include the costs of research and development. The Company's initial product line The Company's initial product line includes: 1. The Multi-Line Phone Amplifier; 2. The FM Hands-Free Kit for cellular/PCS phones; 3. The 900 MHz Digital Spread Spectrum PBX Phone Receiver; and
4. The MP3 Player. The Multi-Line Phone Amplifier, engineering for which is complete, will require an additional $130,000 in order to bring the product to market. The FM Hands-Free Kit for cellular/PCS phones, engineering for which is complete, will require an additional $160,000 in order to bring the product to market. The 900 MHz Digital Spread Spectrum PBX Phone Receiver(Wireless PBX Digital Receiver and Amplifier), which is in the final stages of research and development, will require an additional $540,000 in order to bring the product to market. The MP3 Player, Intercom and FRS Two-Way Radio, all OEM purchases, will require a total of $170,000 in order to bring the products to market. These remaining expenditures prior to initial product launch are comprised of research and development, tooling, molding, production, inventory and marketing expenses. The timetable for the release of these products will be adjusted in accordance with the amount and timing of funding.

     The Company anticipates that $1,000,000 would be sufficient to launch all of Miracom's initial product line. Additional cash requirements for the operation of the business will be generated by sales proceeds. Miracom already has several distributors in Europe ready to commit to distribution for several of the Company's products. These European distributors are not bound by any agreement to distribute our products, as we could not hold the distributors in anticipation of a new product when delivery time was uncertain. Miracom intends to contact these distributors when the final products have a certain date for their release. We believe that these distributors will distribute our products when we are ready to deliver.

     Primary to management's plans for solvency in the coming year is the sale of additional equity in the Company, continuing the Company's strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing development costs. The Company also intends to enter into distribution agreements for its products in the United States and Europe, shifting marketing costs to the distributors, and thereby increasing its delivery of product through existing channels without commensurate increases in overhead. Subsequent to the December 31, 1999 year-end, the Company has raised $100,000 from the issuance of an additional 175,000 shares of Common Stock and 50,000 warrants. Management believes that this strategy will enable the Company to finance its start-up and development and move it to commercial launch of its initial product line. The initial funding of $1,000,000 will flow into the Company by selling equity, which we anticipate will be facilitated by the listing of our common stock on the Over-The-Counter Bulletin Board. We anticipate becoming operationally profitable within twelve months of launching our initial product line, thereby eliminating any existing "going concern" issues, and should only experience further losses if we opt to increase advertising and promotion in an attempt to rapidly increase market penetration.

     Capital commitments for the year ended December 31, 2000, are minimal, and these additional funds raised through private placements will be sufficient to meet the Company's obligations for the next six months and until the various sales initiations described herein are able to create significant cash flow. We expect to generate significant cash flow in the second year of operation. Revenues during the first year will be reserved for producing and marketing products and will be reinvested in production (to increase our inventory) and used for costs of doing business with chain outlets.

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


                       MIRACOM INDUSTRIES, INC.


Date: November 5, 2000            By:  /s/ Jimmy K. Sung
                                           Jimmy K. Sung
                                           President, Chairman


Date: November 5, 2000            By:  /s/ Paul Kim
                                           Paul Kim
                                           Secretary, Director