Form 10KSB
period 2000-12-31
MIRACOM INDUSTRIES INC
filed 2001-04-18
CIK 1092492

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB

       Annual Report Pursuant to Section 13 or 15(d) of the
               Securities and Exchange Act of 1934
           for the Fiscal Year ended December 31, 2000.


                   Commission File No. 0-28135


                     MIRACOM INDUSTRIES, INC.
          ---------------------------------------------
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


Securities to be registered under Section 12(b) of the Act:

Title of Each Class                Name of Each Exchange on Which
to be so Registered:              Each Class is to be Registered:



Securities to be registered under Section 12(g) of the Act:

                           Common Stock
                  ------------------------------
                         (Title of Class)


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]    NO [ ]


Check here if the disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending December 31, 2000 were $1,760,732.

As of April 18, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,544,872.

As of December 31, 2000, the Company had approximately 6,179,487 shares of Common Stock issued and outstanding and 230,769 subscribed shares of Common Stock.

          INFORMATION REQUIRED IN REGISTRATION STATEMENT

Part I
------
Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders


Part II
-------
Item 5.  Market for Common Equity and Related Shareholder Matters

Item 6.  Management's Discussion and Analysis or Plan of
       Operation

Item 7.  Financial Statements

Item 8.  Changes in and Disagreements With Accountants on
       Accounting and Financial Disclosure


Part III
--------

Item 9.  Directors, Executive Officers, Promoters and Control
       Persons; Compliance With Section 16(a) of the Exchange
       Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and
       Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K



   Except where the context otherwise requires, all references in this Registration to (a) the "Registrant" or the "Company" or "Miracom" refer to Miracom Industries, Inc., a Nevada corporation, (b) the "Web" refer to the World Wide Web and (c) the "site" refer to the Company's website at www.miracomind.com.


                              PART I

   ITEM 1.   DESCRIPTION OF BUSINESS.

   (a) Business Development.  Miracom Industries, Inc.
("Miracom" or the "Company"), formerly known as Bigway, Inc., was incorporated in the State of Nevada on March 12, 1996. On or about April 25, 1999, the Company approved a Resolution of the Board of Directors whereby it authorized the consummation of a Corporate Combination Agreement (the "Agreement") executed with Miracom Industries, a California sole proprietorship (the "Acquired Entity"), and concurrently resolved to change the name of the Company to Miracom Industries, Inc. Pursuant to the terms of the Agreement, which was consummated on April 26, 1999, the Company acquired all of the existing distribution contracts, marketing rights, inventory and accounts receivable from the Acquired Entity. There were no outstanding liabilities at the time of the acquisition, however, the Company has agreed to assume any obligations that may arise as a result of previous product sales. As consideration for its acquisition, the Company issued 3,269,230 Shares of its Common Stock to the prior owners of Miracom's newly-acquired business interests. As part of the Agreement, the Company secured a capital contribution commitment from one of the Miracom principals in the amount of $125,000 in exchange for 641,026 shares of the Company's Common Stock, $80,000 (410,257 shares) of which has already been contributed, and $45,000 (230,769 shares) of which is in the form of a Common Stock subscription receivable.

   Upon execution of the Agreement, the Company appointed Jimmy
K. Sung and Paul Kim as President and Secretary, respectively, and appointed both to the Company's Board of Directors, effective as of the merger date. The Acquired Entity was established in cooperation with an associate manufacturer in Korea to develop new and innovative consumer electronics products to be distributed and marketed worldwide. Neither the Company nor its predecessors have been involved in any bankruptcy, receivership or similar proceeding.

   (b) Business of Issuer.

   Industry Background:

   Consumer electronics is an $86 billion industry worldwide, and is one the fastest growing sectors of the economy in the United States, with consumer electronics manufacturers employing over 180,000 people. The industry as a whole covers a broad spectrum of categories, including home office equipment, communications equipment, digital satellite systems, home theater, audio and video equipment, and mobile electronics and accessories. Miracom focuses on the communications and media segments of the industry.

   Miracom Industries, Inc.

   The Company's business is in developing and distributing high-technology telephone hardware and mass consumer electronics products. Miracom strategically invests in research and development of those products that it feels have definitive advantages in the consumer electronics marketplace over their competition. The primary focus and goal of the Company is to develop an assortment of high-tech consumer electronics and telephony products and accessories implementing better functional usage, unique design features and utilizing new technology.

   The objective of the Company is to penetrate the top 100 mass consumer electronics retail outlets and to simultaneously develop wholesale distribution outlets for independent retail establishment outreach. Miracom will strive to keep its profit margin and overhead at a minimum during this initial two-year period, while offering various marketing incentives to penetrate notable key accounts. Once vendor relationships are established with retail accounts, the Company will expand its product line with other consumer electronic goods in order to maximize sales potential and increase the Company's overall gross sales margin.

   The Company's primary product, initially, will be the Mini Wireless 900 MHz Telephone. There are at least one dozen competitors already in the market that make 900 MHz wireless telephones, and as a result of advancing technology, 900 MHz phone prices have fallen drastically in recent months. Newer, more advanced wireless phones are now utilizing digital and/or
2.4 GHz frequency technology. Consequently, consumer products within the wireless industry as a whole have become extremely price-sensitive.

   Miracom's products will separate themselves from the competition by implementing improved functionality, unique designs and new technology, while maintaining economic feasability. Miracom's Mini Wireless Telephone is small, lightweight and has a contemporary design. It comes with a unique headphone/microphone accessory, thus making it completely handsfree, unlike some of its bulky, cumbersome and lesser-accessorized competitors.

   Products:

   Mini Phone (SG1400M)

   Miracom's Mini Phone is one of the smallest and lightest telephones in the world, measuring just 2.12" x 1.97" x .63", and weighing a mere 1.06 ounces. Unlike some of its competitors, the SG1400M is a full-featured mini phone, with such features as a 10-number memory, last number redial, mute, volume control and three different ringer tones. The SG1400M comes in several attractive colors and is packaged in a peggable, see-through clamshell. The SG1400M is great for computer users, for people working around the house and for anybody on the phone for extended periods of time.

   Caller ID

   Miracom's Sky Gem Caller ID unit is a compact and multi-featured stand-alone product, measuring just 3.2"(L) x 3.3"(W) x 1.7"(H). Some of its many features include a 72 name and number memory, a large 3-line LCD display, a real time clock and calendar and multi-lingual functionality (English, French and Spanish). Miracom's Caller ID unit is compatible with the industry-standard Bell Core 202 and v.23 specifications which are regulated by Bell Communications Research, a prominent research and testing lab for telecommunications and networking products in the U.S. Bell Core specifications are derived from the data signal sending method known as FSK or Frequency Shift Keying. Bell Core 202 is the American specification standard, while Bell Core v.23 is the European specification standard. We have two different Caller ID units, one that complies with the U.S. (202) specifications and one that complies with the European (v.23) specifications.

   FRS 2-Way Radio

   Miracom's FRS 2-Way Radio is a compact, wireless communications device targeted at people who wish to stay in touch while hiking, shopping, traveling or engaging in any similar activities which require constant communication. Miracom's unit measures just 4.1"(L) x 2.1"(W) x 1"(D). Its features include a 9-digit, 9-icon LCD screen, 14 channels with privacy codes, a frequency range of 462.550 - 467.725 MHz and an automatic power save mode.

   MP3 Player

   Miracom's MP3 Player is a new type of audio player, much like a Compact Disc player, in which music can be stored and played digitally, with no audio tape or removable disc. The user downloads music directly from the Internet or other digital sources into the MP3 unit. Although MP3 is still a new music format, its popularity is growing rapidly and new MP3 sites are appearing on a regular basis. Larger music distributors and clearing houses are also creating their own MP3 websites to capture the vast new music market created by the MP3 format. Because of the Internet's economical way to showcase music to the masses, the MP3 format is being used by more and more new artists, otherwise unable to secure contracts with the larger and more well-known record companies, to market their music. There are currently approximately twelve manufacturers of MP3 players. Miracom's product will be one of the most compact units amongst the competition and will come to market with 64MB of memory, as opposed to many other players which offer only 16MB or 32MB of memory. Miracom's MP3 player is 2.75" in width, 3.5" in length and 0.7" in height, and weighs only 70 grams(2.4 oz) without its battery.

   Die-Cut Recordable Compact Disc

   Miracom Industries has a proprietary technology for die-cutting a compact disc and then formatting the disc to play audio format files. Standard compact discs measure 4 11/16 inches in diameter, and when their size or shape is disturbed, data can no longer be stored or played. Miracom's product, however, breaks this rule and can be cut into the shape of a flower basket, sports figure, heart, animation character or just about anything else. The Company is currently studying the market in the greeting card industry, particularly the idea of having Miracom CDs delivered with greeting cards, thus adding the value of sentiment without raising the purchase price of the greeting card.

   The Die-cut compact disc has already been released and is presently being packaged with greeting cards and marketed through various gift distributors. One of the Company's CDs is designed in the shape of a sunflower, upon which the song "My Heart Will Go On" is recorded. To create a more sentimental product, the shaped CD and greeting card act to complement each other as distinct components of the same package. Miracom is also currently studying other applications of this innovative idea.

   Multi-Line Phone Amplifier

   This product is a true hands-free unit that can be used in conjunction with any phone, including both home and office applications. Miracom's Amplifier is a simple device that amplifies telephonic sound output sound for optimal hearing. The device's internal settings allow it to adapt to handle various multi-line settings, including manual as well as automatic settings. The Amplifier comes with a microphone/earphone headset, thus allowing the versatility of hands-free operation or regular handheld operation. Miracom's Amplifier offers convenience, versatility and reduces stress from awkward phone posture.

   Although this technology has been around for some time, the advantage of Miracom's product is the price. Miracom intends to price its unit below its nearest competitor, thus allowing for every station within an office to be able to afford the luxury of answering the phone with a headset.

   FM Hands-Free Kit for Cellular Phone

   By using the FM frequency on a car's radio, Miracom's FM Hands-Free Kit will provide exceptional clarity when using a cellular phone inside an automobile. With this product, drivers will be able to focus their full attention on the road because both of their hands will be free. The unique aspect of Miracom's product is that it works with the FM radio; by setting the car's radio to any FM station while using a cellular phone, a caller can hear their remote party on the car's audio speakers. As a bonus, Miracom's kit also doubles as a charger for the phone's battery. Several states are presently considering legislation that would ban the use of handheld wireless phones while operating an automobile. Europe and some Asian countries have already implemented laws mandating hands-free operation of cellular phones in automobiles. There is currently legislation pending in several states to improve driving safety, and it is possible that cellular phone users will eventually be required to have a hands-free unit in their vehicles.

   900 MHz Digital Spread Spectrum PBX Phone Receiver

   Private Branch Exchange ("PBX"), is a telephone system used generally in an office or call center environment, that controls and switches information between local station equipment, such as telephones or data terminals, and provides access to the public switched network. Organizations that have more than a few phones usually have an internal switching mechanism that connects the internal phones to each other and to the outside world. As such, a PBX is like a miniature Central Office switching system designed for a private institution.

   Miracom's unit, priced competitively with standard cordless phones, will work with all types of PBX processors and will be able to support over 40 different stations. Miracom's unit will have clear sound quality with DSS (Digital Spread Spectrum) technology for complete conversation privacy and will have a range of over 300 feet from the base in a typical closed environment. The telephone can be answered and disconnected from a remote location, freeing its user from the confines a desk and increasing efficiency by allowing multitasking.

   Miracom's PBX digital receiver and amplifier comes in three parts: the receiving base, the receiver and the headset. The base unit is connected to a telephone handset outlet; the receiver is carried by the user; and the headset/microphone is plugged into the mobile receiver. Using Miracom's PBX Phone Receiver, an individual can answer or hang up the phone from a remote location simply by pressing the "On/Off" hook button. Phone station identity is not required with Miracom's unit since the base is unique only to its receiver, and the units are compatible with virtually any phone on the market today. The headset can be used as an option if hands-free operation is preferred, otherwise, the built-in speaker and microphone is used in normal operation. Based upon test marketing done by the conducted Miracom at the 1999 Consumer Electronics Show, the new product will be received with great excitement.

   Distribution Methods and Inventory:

   The Company's corporate offices and main warehouse are located in La Mirada, California, about 15 miles south of Los Angeles. The warehouse is easily accessible from both Interstate 5 and Interstate 91. The warehouse is also close to the Long Beach Port and Los Angeles International Airport, which is important as most of the Company's products will be imported from Korea. The Company will contract with fulfillment houses for distribution in other areas of the United States for efficient delivery and warehousing capacity. Miracom intends to maintain 95 percent order fill levels at all times. All orders will be processed centrally at the La Mirada headquarters office, and will then be disbursed to the appropriate warehouse for delivery. Miracom will endeavor to process its orders within three days of receiving purchase orders.

   Miracom is presently working closely with approximately fifty reputable marketing personnel who have many years of experience working with chain retail outlets. These individuals are successful independent brokers, through which we hope to penetrate a significant number of retail outlets in the first year following our initial product launch. The Company estimates that between 25% and 33% of its total annual sales will be accomplished through export sales, the majority of which will occur in Korea where Miracom already has a presence in electronic distribution.

   As of and for the nine months ended September 30, 2000, the Company's inventory turnover ratio was approximately 45, which means that we turned over our supplies in inventory approximately once every 8 days. The inventory turnover ratio is derived by dividing the cost of goods sold ($1,431,514) by the average inventory on hand throughout the year ($31,973.50). The primary reason for our high turnover ratio is due to the higher cost of goods sold. The higher our cost of goods sold, the less margin we have on the sale of the product and the less inventory we can afford to keep on hand. As we launch our initial product line, our cost of goods sold will gradually decrease due to the fact that we will have developed and be producing many of our products in-house, using small parts or sub-assembly manufacturers (contract manufacturers) and conducting our own assembly and final packaging, thereby reducing our reliance on outside manufacturers who deliver the product in completed, ready-to-sell condition. This projection also assumes that all, or a significant number of our products are brought to market.

   Marketing Strategy:

   The Company's website, located at www.MiracomInd.com, will be utilized to showcase and market the Company and its products on the Internet. The website is presently online and accessible, however, it is not yet complete. An independent website developer is working to implement design changes, updates and e-commerce functionality to the website to better reflect the Company's online aspirations which include exposure of the Company's products to a larger number of potential customers and possible future sales of Miracom products through its website.

   In conjunction with its website, the Company will implement separate marketing strategies for several of its current products.

   Multi-Line Phone Amplifier

   Miracom's product will be packaged similarly to some of its competitors, using a four-color retail box. The unit will also carry a one-year factory warranty.

   Miracom will first and primarily target mass retail outlets carrying multi-line phones for its initial sales campaign, as these retailers typically cater to businesses and office environments, where most multi-system phones are used. As a secondary line of distribution, the Company intends to market its products to local telephone installers and service companies, which, in turn, will distribute them for the Company. These individuals and companies not only install multi-line phone systems and telephony products, but often also recommend products for their clients, which recommendations are often followed based upon close customer relationships. Additionally, direct sales organizations, and specifically door-to-door sales companies, will be contacted to send people out on the street to call on and solicit businesses. Because of their relatively-low overhead, these companies will be able to sell the Amplifiers at a lower price than the suggested retail price. Finally, although the Company's Amplifier is best-suited for offices with multi-system phones, the product is also compatible with residential phones, potentially opening up an additional market for distribution.

   FM Hands-Free Kit for Cellular Phones

   Hands-free cellular accessories are becoming more and more widely used. One reason is their convenience, but the primary factor is driving safety. Many states are proposing mandatory hands-free operation for cellular phones while driving. These units typically retail between $24 and $39. Miracom's FM Hands-Free Kit will be priced within this market range.

   Most cellular accessories, including leather cases, battery chargers, hands-free kits and extra batteries, are bundled or offered as a total package when the main phones are purchased. The key to the success of Miracom's product will be to keep the distribution and company margin low for its wholesalers, thus making it economical enough for distributors to give it away to their customers. Bundling the hands-free kit with a cellular unit from a service provider, or at the manufacturer level, is preferred to other methods of sales and marketing.

   900 MHz Digital Spread Spectrum PBX Phone Receiver

   Miracom hopes that its 900 MHz PBX Phone Receiver will be the first cordless multi-line PBX receiver on the market. The product's stand-alone usage will make it an economical hands-free wireless product. Similar products on the market require a separate, and often expensive, base station, in addition to the purchase of separate wireless phones. Many of these competing phones only support a maximum of seven to ten lines, whereas Miracom's Receiver will support over 40 different lines.

   The PBX unit will be presented to direct sales companies covering catalog and television shopping. The strategy is to develop smaller distributors specializing in installation of multi-line system phones. Small distributors will initially be set up through a mail advertisement campaign and through telemarketing. Installation companies also have the built-in advantage of promoting new products, and directly educating consumers about Miracom's products. As such, we feel that it is more cost-effective, initially, to set up these telephone service contractors as distributors rather then spending money on mass-market advertising. After the communication specialists advise and recommend products to their clients, the sales approach will usually be on a one-on-one basis, providing the distributor with the opportunity to fully explain the features and benefits of owning Miracom's 900 MHz Digital Spread Spectrum PBX Phone Receiver.

   MP3 Player

   MP3 is a relatively new form of media, developed to be a more efficient method of data compression over the Internet. Typically, data, such as, music files or voice transmission, takes a long time to download because of its large size. MP3 technology compresses this data into a more manageable download, allowing music file that previously took thirty minutes to download to be downloaded in under five minutes as MP3 media. MP3 files are encrypted and require special MP3 players, which can be either software-based or hardware, for playback. Miracom only deals with hardware MP3 players.

   Hardware MP3 players, however, are not yet a mass-consumed product. Software-based MP3 players are becoming popular on Internet sites because of the general availability of freely-downloadable MP3 from the Internet. Though consumer awareness is growing, Miracom projects that its MP3 Player product will not reach the general population until prices for MP3 players drop, due to the relatively high price of the unit as compared to Compact Disc players or portable cassette players. However, the advantages of MP3 are clear: the sound quality is exceptional; the unit is versatile in that a user can format any song; and up to 100 titles can be downloaded into a single memory chip. As a result, more and more companies are investing in MP3 technology and MP3 players. The Company's opinion is that within two years, MP3 players will come down in price, as did CD, and now DVD players, to a level for mass consumer appeal. Miracom's position is to observe the trend in demand for MP3 players and be ready for marketing at a point when the technology becomes widely popular. This means having all the technology, designing, and production ready for eventual marketing.

   Because the MP3 Player is a specialty player associated with Internet users, the product will also be marketed through an Internet sales company like MP3.com or other similar website offering MP3 format music titles. A special promotion will be in place as an introductory offer, and the Company's website will be linked to other sites and banners will be placed on high traffic Internet sites.

   Die-Cut Recordable CD

   The greeting card industry is the primary target for this product, but the Die-Cut CD is not limited to this area. The CD can be marketed in the premium industries emphasizing customized company logos as well as music duplication services for single CDs and as a blank CD for retail in stores.

   Governmental Regulation.

   All consumer electronics must be certified by and registered with the Underwriters Laboratories ("U/L"). U/L certification of individual products is not mandated by law, but is generally indicative of consumer confidence in a company's products. It is, therefore, as important as the product itself. U/L certification is granted by category and the process takes about three to six months. CE certification, similar to that of U/L, is necessary to export to the European countries.

   Consumer electronics product manufacturers are also faced with other distinct registrations such as with the Federal Communications Commission ("FCC") and its equivalent in Europe. Miracom currently has two FCC approvals, one for its Mini Phone and the other for its Caller ID unit. The Company obtained these FCC approvals for marketing reasons and not as a result of any government regulations. Similar to U/L certification, whereas all communication devices must meet FCC standards, not all communication devices must be registered. Miracom will endeavor to ensure that all of its products will comply with FCC standards and will continue to seek FCC approvals, as well as U/L and CE listings, to further its U.S. and European marketing efforts.
The Company will consult agencies specializing in getting approvals for standard marks.

   At the present time, the Company does not anticipate the need for any mandatory governmental approval for its products or services. However, if government regulation becomes a factor and approval of the Company's products and/or services becomes necessary at some point in the future, the Company will seek such approval at the appropriate time.

     Employees.

     As of the date of this filing, the Company has three full-time employees Jimmy Sung, Paul Kim and Jerry Sung, and two employees working on commission. The Company is also presently in discussions with potential employees for additional sales positions, with marketing companies to assist with the design and production of Company brochures and sales material and with Internet providers and individuals to facilitate web technology and design. As contracts are undertaken, the Company intends to hire temporary help sufficient to staff such contract projects, as and if necessary.

     (i) The Company's performance is substantially dependent on the performance of its President, Jimmy K. Sung, and its corporate Secretary, Paul Kim. In particular, the Company's success depends on their ability to develop, design and market the Company's products.

     (ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel, if and when the need for such personnel arises.

     (iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

     (c) Risk Factors.

   In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained in total until the business is underway. However, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     No "Established Trading Market" for Common Stock.

   Although the Company's common stock is quoted on the National Quotation Bureau's "Pink Sheets", there is currently no "established trading market" for its common stock; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop in the Company's common stock.

     Further, effective January 4, 1999, the National Association of Securities Dealers ("NASD") adopted rules and regulations requiring that prior to any issuer having its securities quoted on the OTC Bulletin Board of the NASD that such issuer must be a "reporting issuer" which is required to file reports under
Section 13 or 15(d) of the Securities and Exchange Act of the 1934, as amended (the "1934 Act"). This Registration Statement will bring the Company into compliance with the listing provision of the OTC Bulletin Board and should prevent the NASD from delisting quotations of the Company's common stock.

   Applicability of Low-Priced Stock Risk Disclosure
Requirements.

   The securities of the Company will be considered low-priced or "designated" securities under rules promulgated under the Exchange Act. Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any national exchanges. Therefore, the Company's stock will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

     Anticipated Losses for the Foreseeable Future.

     The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

     Future Capital Needs; Uncertainty of Additional Financing.

   The Company currently does not have the available cash resources and credit facilities sufficient to meet its presently anticipated working capital and capital expenditure requirements for this year. Therefore, the Company will need to raise additional funds in order to conduct its intended operations or to take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its new product offerings and competing technological and market developments. The Company will be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its intellectual property or selected business opportunities. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of the holder of the Company's common stock. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition, results of operations and prospects.

   Competition; Low Barriers to Entry.

   The market for communications hardware and consumer electronics is intensely competitive, rapidly evolving and subject to rapid technological change. The Company currently faces significant competition in its markets and expects the level of price and product competition to persist, intensify and increase in the future. In addition, as a result of both the trend toward global expansion by foreign and domestic competitors and technological and public policy changes, the Company anticipates that new and different competitors will enter its markets. These competitors may include entrants from the telecommunications, software and data networking industries. Almost all of the Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relation resources than the Company and could decide at any time to increase their resource commitments to the Company's target market. Depending upon the continuing pace of global expansion by domestic and foreign competitors, the nature of their product offerings and prices, and the extent to which they benefit from foreign market subsidies, as well as the new types of product offerings from companies in other industries and the timing and circumstances of the entry of these competitors into the Company's markets, the Company's future revenues and net income could be materially adversely affected.

   Dependence on New Product Development.

     The markets for the Company's principal products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating telecommunications systems for business and personal customers. The Company's operating results will depend to a significant extent on its ability to continue to introduce new products successfully and on a timely basis and to reduce costs of existing products. The success of these and other new offerings is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring them to market in a timely manner, or that products or technologies developed by others will not render the Company's offerings obsolete or noncompetitive. Any such development could have a material adverse effect on the Company's future competitive position and results of operations. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, including, in some cases, certification by international and domestic standards-setting bodies. There can be no assurance that any of the technologies in which the Company is focusing its research and development investments will achieve broad acceptance in the marketplace, and the lack of such market acceptance could have a material adverse effect on the Company's future competitive position and results of operations.

     In addition, there can be no assurance that the Company will be able to attract and retain the highly skilled technical personnel necessary to enable the Company to develop new products, systems and software successfully.

   Potential Liability to Clients.

   Many of the Company's intended operations involve the development, implementation and maintenance of hardware and applications that are critical to the operations of their clients' businesses. Its failure or inability to meet a client's expectations in the performance of its products could injure the Company's business reputation or result in a claim for substantial damages, regardless of its responsibility for such
failure.   In addition, the Company possesses technologies and
content that may include confidential or proprietary client information. Although the Company will implement policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The Company will attempt to limit contractually its damages arising from negligent acts, errors, mistakes or omissions in rendering professional services; however, there can be no assurance that any contractual protections will be enforceable in all instances or would otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage, if any, or result in changes to any insurance policies the Company may obtain, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial condition.


   ITEM 2.   DESCRIPTION OF PROPERTY.

   The Company presently maintains its principal place of business at 14747 Artesia Boulevard, Suite 1F, La Mirada, California 90638, consisting of minimal office space and warehousing capacity. The rent for this space is $964.80 per month, with a renewable one-year lease expiring in February, 2002.

   ITEM 3.   LEGAL PROCEEDINGS.

   In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to such matters at the date of this filing. To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is presently a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened. There are no judgments against the Company or its officers or directors. None of the officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
   HOLDERS.

   NONE.

                              PART II

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
             MATTERS.

A.  Market Information

   There has never been any "established trading market" for shares of common stock of the Company. Quotation of its common stock on the National Quotation Bureau's "Pink Sheets" only commenced during the third quarter, 1999, as "unpriced", with trades ranging between $0.125 to $1.625 per share. Consequently, no assurance can be given that any current market for the Company's common stock will develop or be maintained. For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management, or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning the Company (this requirement will be satisfied by the filing and effectiveness of this Registration Statement, the passage of 90 days and the continued timely filing by the Company of all reports required to be filed by it with the Securities and Exchange Commission; limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale of Form 144. As of the date of this filing, there are approximately 127,090 restricted shares of the Company eligible for trading under Rule 144.

   The following quotations were provided by the National
Quotation Bureau, LLC, and do not represent actual transactions;
these quotations do not reflect dealer markups, markdowns or commissions.


                         STOCK QUOTATIONS

                                            CLOSING BID

Quarter ended:                        High                Low
--------------                        ----                ---

December 30, 2000                  $1.25               $0.125

September 30, 2000                      $0.125              $0.125

June 30, 2000                           $0.125              $0.125

March 31, 2000                          $0.125              $0.125

December 31, 1999                  $1.625              $0.25

September 30, 1999                      $1.375              $1.00

   (i) There are currently 280,769 shares of Common Stock which are subject to outstanding options or warrants to purchase and/or subscription agreements. In addition, there are note payable securities convertible into the Company's Common Stock at a price of $1.00 per share, in a total amount of $157,000 for costs advanced during the merger and loans to the Company.

   (ii) There are currently 127,090 shares of Common Stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

     (iii) There is currently no common equity that is being or is proposed to be publicly offered by the registrant, the offering of which could have a material effect on the market price of the issuer's common equity.

B.  Holders

   As of the date of this filing, the Company has approximately
45 shareholders of record.

C.  Dividend Policy

   The payment of dividends is within the discretion of the Board of Directors of the Company. The Company currently intends to retain all earnings, if any, in the foreseeable future for use in the development of the Company's business. The Company has not paid dividends since inception. It is not anticipated that any dividends will be paid in the foreseeable future and there can be no assurance that dividends can or will ever be paid. The payment of dividends is contingent upon future earnings, if any, the Company's financial condition and capital requirements, general business conditions and other factors. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the Board may deem relevant.

D.  Reports to Shareholders

   The Company intends to furnish its shareholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law. Upon the effectiveness of this Registration Statement, the Company will be required to comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934.

E.  Transfer Agent and Registrar

   The Transfer Agent for the shares of common voting stock of the Company is Transfer Online, Inc., 227 Pine Street, Suite 300,
Portland, Oregon 97204.


   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION.

     All statements, trend analysis and other information contained in this Registration relative to markets for the Company's products and trends in revenues, gross margin and anticipated expense levels, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "plan" and "intend" and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ from those contained in the forward-looking statements. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Registration.

   (a) Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

   Miracom Industries is an importer/exporter and wholesaler of consumer electronics products. Many of the Company's products are either proprietary, developed internally, or are exclusive to the Company under licensing agreements. At present, and for the foreseeable future, manufacturing of the Company's products is accomplished through the use of contract manufacturers, none of which are under contract with Miracom, allowing the Company the freedom to negotiate and contract with whomever it chooses. Miracom will continue to develop its product line in two ways. The first is Original Equipment Manufacturing, meaning that a product is purchased from its original manufacturer and distributed under the Miracom brand name. At this time Miracom is evaluating the Wireless Intercom and FRS Two-Way Radio for OEM Manufacturing relationships. The second method for developing its product line is through the Company's own in-house development. For those products developed exclusively for Miracom, all research and development and molding will be provided by Miracom, while only the product parts will be sourced and purchased directly from parts manufacturers, at which point the parts will be delivered to an assembly company for final assembly. By utilizing this latter method, Miracom will be able to save 25% to 30% on final manufacturing costs as a result of bypassing assembly company mark-up on parts and outside research and development. Subcontract work will be assigned from time to time, as necessary, and without any long term manufacturing commitment, so as to avoid the overhead of maintaining the Company's own manufacturing facility. This use of contract manufacturers mitigates the need for high capital investment and will enable the Company to grow with a smaller initial funding requirement.

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

   During the year ended December 31, 2000, Miracom achieved revenues of $1,760,732, which was up considerably from the $246,497 in sales of its Mini Phone (SG1400M), released in late
1998 and sold during 1999.

   During the year ended December 31, 2000, the company spent $52,307 on research and development, consistent with the years ended December 31, 1999 and 1998, during which the Company spent approximately $52,230 and $6,800, respectively, on research and development activities. These activities included art design, mock-ups and engineering development for the Company's newer products, and positions the company to offer a greater variety of products, with updated attributes. As funds become available, the Company expects to significantly increase its Research and Development activities, since that is the best approach to the electronics marketplace that the company operates within. The Company intends to invest approximately $400,000 in Research and Development to complete and bring to market its Wireless PBX Digital Receiver and Amplifier, its FM Hands-Free Cellular/PCS Kits and its Single/Multi-Line Telephone Amplifier.

   The Company presently anticipates that a total funding of $900,000, including the $400,000 needed for research and development, will be required to finalize the pre-production and development of its complete product line. Although development for the above products is finished or nearly finished, more funding is required for final tooling, packaging, inventory, certification, and marketing. If less than the full $900,000 is raised and/or the Company's revenues cannot support a full launch of the Company's product line, the Company will allocate funds so as to incrementally launch each product, thereby internally creating cash flow and revenues for subsequent products. Funding is also needed to strengthen the Company's facilities infrastructure and to acquire additional qualified personnel as the volume of its business increases.

   The Company's projected expenditures over the next twelve months will be allocated amongst the Company's initial product line in order to bring the products to market. The Company's initial product line includes: 1. the Mini-Phone; 2. the Caller ID unit; 3. the MP3 Player; 4. the Recordable CD; 5. the FRS 2-Way Radio; 6. the Multi-Line Phone Amplifier; 7. the 900 MHz Digital Spread Spectrum PBX Phone Receiver; and 8. the FM Hands-Free Kit for cellular/PCS phones. The Caller ID unit and Mini-Phone are already being marketed by the Company. The Multi-Line Phone Amplifier, engineering for which is complete, will require an additional $130,000 in order to bring the product to market. The FM Hands-Free Kit for cellular/PCS phones, engineering for which is complete, will require an additional $160,000 in order to bring the product to market. The 900 MHz Digital Spread Spectrum PBX Phone Receiver (Wireless PBX Digital Receiver and Amplifier), the engineering for which is complete, will require an additional $340,000 in order to bring the product to market. The MP3 Player, FRS Two-Way Radio and Recordable CD, all OEM purchases, will require a total of $170,000 in order to bring the products to market. These remaining expenditures prior to initial product launch are comprised of additional research and development, tooling, molding, production, inventory and marketing expenses. The timetable for the release of these products will be adjusted in accordance with the amount and timing of funding.

   The Company anticipates that $900,000 would be sufficient to launch Miracom's entire product line. Additional cash requirements for the operation of the business will be generated by sales proceeds. Miracom already has several distributors in Europe ready to commit to distribution for several of the Company's products. These European distributors are not bound by any agreement to distribute our products, as we could not hold the distributors in anticipation of a new product when delivery time was uncertain. Miracom intends to contact these distributors when the final products have a certain date for their release. We believe that these distributors will distribute our products when we are ready to deliver.

   Primary to management's plans for solvency in the coming year is the sale of additional equity in the Company, continuing the Company's strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing development costs. The Company also intends to enter into distribution agreements for its products in the United States and Europe, shifting marketing costs to the distributors, and thereby increasing its delivery of product through existing channels without commensurate increases in overhead. Management believes that this strategy will enable the Company to finance its start-up and development and move it to commercial launch of its initial product line. The initial funding of $900,000 will flow into the Company by selling equity, which we anticipate will be facilitated by the listing of our common stock on the Over-The-Counter Bulletin Board.

   Capital commitments for the year ended December 31, 2000, were minimal, and these additional funds raised through private placements will be sufficient to meet the Company's obligations until the various sales initiations described herein are able to create increased cash flow. Revenues during the second full year following our initial product launch will be reserved for producing and marketing products and will be reinvested in production (to increase our inventory) and used for costs of doing business with chain outlets.

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

   ITEM 7.   FINANCIAL STATEMENTS.


                     MIRACOM INDUSTRIES, INC.
                 Consolidated Financial Statements
                    December 31, 2000 and 1999
            (With Independent Auditors' Report Thereon)

                           KWANG-HO LEE
                    Certified Public Accountant
                  3600 Wilshire Blvd., Suite 1416
                       Los Angeles, CA 90010


The Board of Directors
Miracom Industries, Inc.
La Mirada, California


We have audited the accompanying consolidated balance sheet of Miracom Industries, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miracom Industries, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations that raise substantial doubt about the ability to continue as a going concern. Management's plans in regards to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                 /s/
                                 Kwang-Ho Lee
                                 Certified Public Accountant


April 10, 2001

                       MIRACOM INDUSTRIES, INC.
                      Consolidated Balance Sheet
                      December 31, 2000 and 1999


                                                Dec. 31,       Dec. 31,
                                                2000           1999
                                                ---------      ---------
        Assets

Current assets:

  Cash                                          $     853      $   3,164
  Accounts receivable - trade, less allowance
   for doubtful accounts of $0                         145,782         42,086
  Other receivable                                   17,267            45,929
  Inventories                                        33,313            17,134
                                                ---------      ---------

        Total current assets                      197,215        108,313

Property and equipment, at cost:

  Furniture, fixtures and equipment                  16,081            13,082
                                                ---------      ---------
                                                     16,081            13,082
  Less: accumulated depreciation                      3,628             1,279
                                                ---------      ---------

        Net property and equipment                 12,453         11,803


Other assets:                                           965             2,808
                                                ---------      ---------

        Total assets                            $ 210,633      $ 122,924
                                                =========      =========


        Liabilities and Stockholders' Equity

Current liabilities:

  Accounts payable                              $ 212,114      $  27,169
  Note payable, convertible (note 4)                137,000           137,000
  Current portion of long-term debt (note 5)              -               477
  Accrued expenses and other liabilities (note 3)    98,642           106,643
                                                ---------      ---------

        Total current liabilities                 447,756        271,289

Long-term liabilities:                                  -              -
                                                ---------      ---------

        Total long-term liabilities                     -              -

Owners' and Stockholders' equity:

  Common stock, par value $0.0001 per share.
   Authorized 50,000,000 shares; issued
   and outstanding 6,179,487 shares (note 3)            636               618
  Additional paid-in capital (note 3)               182,191            82,209
  Retained earnings (deficits)                    ($419,950)   ($231,192)
                                                ---------      ---------

        Total stockholders' and
          owners' equity                          ($237,123)   ($148,365)
                                                ---------      ---------
        Total liabilities and stockholders'
          and owners' equity                      $ 210,633         $ 122,924
                                                =========      =========



See accompanying notes to consolidated financial statements


                          MIRACOM INDUSTRIES, INC.
                    Consolidated Statement of Operations
                   Years ended December 31, 2000 and 1999


                                                12 months      12 months
                                                ended          ended
                                                Dec. 31,       Dec. 31
                                                2000           1999
                                                ---------      ---------

Net sales                                        $1,760,732         $ 246,497

Cost of sales                                     1,700,150           189,294
                                                ---------      ---------

   Gross profit                                    60,582         57,203

Selling, general and
 administrative expenses (note 3)                   235,307           279,112
                                                ---------      ---------

   Operating income (loss)                      ($174,725)     ($221,909)

Other income (expense):

  Interest expense                               ($ 13,233)    ($  5,983)
                                                ---------      ---------

   Income (loss) before income taxes           ($187,958)      ($227,892)

Income taxes                                            800               800
                                                ---------      ---------

   Net income (loss)                           ($ 188,758)     ($228,692)
                                                =========      =========

Earnings per common share                      ($    0.03)     ($   0.04)
                                                =========      =========

Weighted average number of common shares        6,319,728      6,179,487
                                                =========      =========


See accompanying notes to consolidated financial statements

                          MIRACOM INDUSTRIES, INC.
                    Consolidated Statement of Cash Flows
                   Years ended December 31, 2000 and 1999

                                                12 months      12 months
                                                ended          ended
                                                Dec. 31,       Dec. 31
                                                2000           1999
                                                ---------      ---------
Cash flows from operating activities:
  Net income (loss)                              ($ 188,758)   ($228,692)
                                                ---------      ---------

  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                    2,349          1,279
     Increase in accounts receivable             ($ 103,696)   ($ 42,086)
     Decrease in other receivable                    28,662    ($ 45,929)
     Increase in inventories                     ($  16,179)   ($ 17,134)
     Decrease in other assets                         1,843    ($  2,808)
     Increase in accounts payable                   184,945            27,169
     Decrease in accrued expenses and
      other liabilities                          ($   8,001)     106,643
                                                ---------      ---------
        Total adjustments                          89,923         27,134
                                                ---------      ---------
        Net cash provided by (used in)
          operating activities                   ($ 98,835)    ($ 201,558)
                                                ---------      ---------

Cash flows from investing activities:
  Acquisition of property and equipment          ($   2,999)   ($  13,082)
                                                ---------      ---------
        Net cash provided by (used in)
          investing activities                   ($   2,999)   ($  13,082)
                                                ---------      ---------

Cash flows from financing activities:
   Issuance of common stock                            18         80,327
   Increase in additional paid-in capital          99,982              -
     Proceeds from note payable, convertible              -           137,000
     Proceeds from long-term debt                       800               800
     Repayment of long-term debt                 ($   1,277)   ($    323)
                                                ---------      ---------
        Net cash provided by (used in)
          financing activities                       99,523           217,804
                                                ---------      ---------
        Net (decrease)increase in cash         ($   2,311)         3,164

Cash at beginning of year                             3,164                 -
                                                ---------      ---------
Cash at end of year                               $     853         $   3,164
                                                =========      =========

Supplemental disclosure of cash flow information:
   Cash payments during the year for interest   $     883            133
                                                =========      =========


See accompanying notes to consolidated financial statements

                                 MIRACOM INDUSTRIES, INC.
                      Consolidated Statement of Stockholders' Equity
                          Years ended December 31, 2000 and 1999


                                                     Retained
                                 Common    Additional     earnings
                            Stock     Paid-in       (accumulated
                                        Capital        deficits)      Total
                            -------   ----------     ---------      ---------

Balance at December 31,
 1998                             $250        2,250         ($2,500)           -

Issuance of common stock          $368       79,959             -           80,327


Net income (loss)               -            -         ($228,692)     ($228,692)
                            -------   ----------     ---------      ---------

Balance at December 31,
 1999                          $618       82,209       ($231,192)     ($148,365)

Issuance of common stock
(note 3)                           18        99,982            -           100,000

Net income (loss)              -           -         ($188,758)     ($188,758)

Balance at December 31,2000       $636      182,191       ($419,950)     ($237,123)
                            =======   ===========    ==========     =========


See accompanying notes to consolidated financial statements

                     MIRACOM INDUSTRIES, INC.

            Notes to consolidated Financial Statements

                        December 31, 2000


(1)  Summary of Significant Accounting Policies

Affirmative Statement

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

On April 25, 1999, Bigway, Inc. approved a Resolution of the Board of Directors whereby it authorized a "Corporate Combination Agreement", executed and accepted as effective April 26, 1999.
In accordance with the "Agreement", the Company acquired a Miracom Industries, a California sole proprietorship engaged in developing new and innovative consumer electronic products. Simultaneous with the consummation of the acquisition, Bigway, Inc. changed its name to Miracom Industries, Inc., whose main office is located in California, focusing its business direction on the development of the electronic products and distributing them to major department stores and wholesalers throughout the United States.

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

Inventories

Inventories, which consist of finished goods, are stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) basis. At December 31, 2000, the Company had inventories of $33,313 recorded at cost.

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

Income taxes consist of the minimum state franchise tax of $800. For the year ended December 31, 2000, no provision for federal income tax was made, because the Company is expected to be at a loss for the current year for federal income tax purposes. The ultimate establishment of provision for federal income tax is dependent upon the Company attaining future taxable earnings.

(2)  Going Concern

The Company has incurred net losses of $188,758 and $228,692 for the year ended December 31, 2000 and 1999, respectively.

Management believes that the net loss of $188,758 for the year ended December 31, 2000 results mainly from $52,000 for research and development and $48,047 of deferred salaries for the Company's officers, which are the integral portion (42%) of the total selling, general and administrative expenses and mainly from an increase in sales competition in the mini phone market. This matter raises substantial doubt about the Company's ability to continue as a going concern. If these expenses were not incurred, management believes that total selling, general and administrative expenses might be $135,260, resulting in net losses of $88,711 for the year ended December 31, 2000. In order to survive in an increasingly competitive mini phone market, the management decided to develop new innovative consumer electronic products. The Company's continued existence is dependent upon the Company's ability to secure adequate investment for the successful completion of the development of the new products.

Through the acquisition and the additional capital contributions, the Company has already implemented a new and innovative consumer electronic product development, which would significantly improve operating results. The Company plans to obtain patent and copyrights for the new product in order to prevent the competitors from copying the product.

Management plans to seek additional capital through equity placements now in progress, and it believes that, if successfully funded and implemented, the development of the new product will improve operating results of the Company and net earnings will be recorded in the near future.

(3) Common Stock Sale and Stock Warrants

On March 14, 2000, the Company sold 50,000 shares of common stock and issued 50,000 stock warrants (exercisable at $1.00 per share with an exercise period of three (3) years from the date of issuance) for $50,000 ($1.00 per share). On March 17, 2000, 125,000 shares of the Company's common stock were sold at $0.40 per share for $50,000. The share price in each instance was determined by the approximate market price at the time of the sale. As of December 31, 2000, neither subscription rights nor stock warrants were exercised.

As of December 31, 2000, common stock status consists of the following:

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



(4)  Note Payable, Convertible

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

At December 31, 2000, outstanding borrowing under the notes was $137,000, none of the notes were converted and the maturity dates of the notes were extended to May 31, 2001.

(5)  Current Portion of Long-Term Debt

In May, 1999, the Company has a long-term debt of $800, maturing December, 2000. The debt, payable in monthly installments of $56, bears interest at 36.30% and is secured by certain office equipment. At December 31, 2000, no outstanding borrowing was due under this debt.


(6) Deferred Compensation

The Company incurred $48,047 of deferred salaries, the difference between the stated salaries ($102,000) at fair market value and the actual compensation ($53,953), for the services provided by the officers, which was charged to operations for the year ended December 31, 2000 and was reported as liabilities under the "Current Liabilities" of the Consolidated Balance Sheet as of December 31, 2000.

At December 31, 2000, none of the deferred compensation was actually paid.


(7)  Concentration of Credit Risk and Significant Supplier

Substantially all of the Company's revenues are derived from customers throughout the United States. For the year ended
December 31, 2000, the Company sold approximately fifty seven
(57) percent of its products to one customer.

For the year ended December 31, 2000, the Company purchased approximately ninety three (93) percent of its products from one supplier. At December 31, 2000, the amount due to this supplier was $198,475, which was included in accounts payable.

(8)  Fair Value of Financial Instruments

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

(9)  Commitments and Contingencies

At January 31, 2000, the Company entered into a noncancelable operating lease expiring through February, 2001 for office space.

Future minimum lease payments under the operating lease as of December 31, 2000 are as follows:

             Year ending December 31:

                                 2001      $    1,930
                                           ----------

                                           $    1,930
                                           ----------

Rent expense charged to operations for the year ended December
31, 2000 was $15,920.

Based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(10) Subsequent Event

At February 14, 2001, the Company's lease term was extended for another twelve(12) months commencing March 1, 2001, and ending
February 28, 2002.

Future minimum lease payments under the extended operating lease as of December 31, 2000 are as follows:


        Year ending December 31:

                                 2001      $   11,866
                                           ----------

                                           $   11,866
                                           ----------

                       MIRACOM INDUSTRIES
               (A California Sole Proprietorship)
                      Financial Statements
                       December 31, 1998

          (With Independent Auditors' Report Thereon)

KWANG-HO LEE
Certified Public Accountant
3600 Wilshire Blvd., Suite 1416
Los Angeles, CA 90010

Miracom Industries
La Mirada, California

We have audited the accompanying balance sheet of Miracom Industries as of December 31, 1998 and the related statements of operations, owner's equity and cash flows for the nine-month period (April 17, 1998 to December 31, 1998) then ended. These financial statements are the responsibility of the Entity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miracom Industries as of December 31, 1998 and the results of its operations and its cash flows for the nine-month period then ended in conformity with generally accepted accounting principles.


                                 /s/
                                 Kwang-Ho Lee
                                 Certified Public Accountant


January 27, 2000


                        MIRACOM INDUSTRIES
                          Balance Sheet
                        December 31, 1998


        Assets

Current assets:

   Cash                                         $     966
   Accounts receivable - trade, less
       allowance for doubtful accounts of $0            -
   Inventories                                     39,123
                                                ---------

        Total current assets                       40,089

Property and equipment, at cost                       -
                                                ---------

        Total assets                               40,089
                                                =========



        Liabilities and Owner's Equity

Current liabilities:

   Accounts payable                             $  24,816
   Accrued expenses and other liabilities              35
                                                ---------

        Total current liabilities                  24,851

Long term liabilities:

        Total long-term liabilities                   -
                                                ---------

Owner's equity:

   Capital investment                              15,000
   Retained earnings (deficits)                       238
                                                ---------

        Total owner's equity                       15,238
                                                ---------

        Total liabilities and owner's equity       40,089
                                                =========



See accompanying notes to financial statements



                        MIRACOM INDUSTRIES
                     Statement of Operations
               Nine months ended December 31, 1998



Net Sales                                         $  95,244

Cost of sales                                        76,557
                                                ---------

   Gross profit                                    18,687

Selling, general and administrative expenses         18,449
                                                ---------

   Operating income (loss)                            238

Other income (expense)                                  -
                                                ---------

   Income (loss) before income taxes                  238

Income taxes                                            -
                                                ---------

   Net income (loss)                            $     238
                                                =========


See accompanying notes to financial statements



                          MIRACOM INDUSTRIES
                      Statement of Owner's Equity
                  Nine months ended December 31, 1998



                                           Retained
                              Capital        Earnings
                              Investment    (Deficits)      Total
                            ----------     ----------     ----------

Balance at April 17, 1998   $ 15,000       $    -         $ 15,000

Less: withdrawal                   -              -              -

Net income (loss)                  -              238            238
                            ----------     ----------     ----------

Balance at December 31, 1998  $ 15,000            238         15,238
                            ==========     ==========     ==========



See accompanying notes to financial statements



                        MIRACOM INDUSTRIES
                     Statement of Cash Flows
               Nine months ended December 31, 1998



Cash flows from operating activities:
   Net income (loss)                            $     238
                                                  ---------
   Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
        Increase in inventories                 $ (39,123)
        Increase in accounts payable               24,816
        Increase in accrued expenses and
            other liabilities                            35
                                                  ---------

             Total adjustments                  $ (14,272)
                                                  ---------
             Net cash provided by (used in)
               operating activities               $ (14,034)
                                                  ---------

Cash flows from investing activities:                   -
                                                  ---------
             Net cash provided by (used in)
               investing activities                   -
                                                  ---------

Cash flows from financing activities:

   Increase in capital investment                  15,000
                                                  ---------
             Net cash provided by (used in)
               financing activities                  15,000
                                                  ---------

             Net increase in cash                     966

Cash at beginning of year                               -
                                                  ---------

Cash at end of year                               $     966
                                                  =========

Supplemental disclosure of
cash flow information:                                  -


See accompanying notes to financial statements


                        MIRACOM INDUSTRIES

                  Notes to Financial Statements

                        December 31, 1998



(1)     Summary of Significant Accounting Policies

   Basis of Presentation

   The accompanying financial statements have been prepared on the accrual basis of accounting.

   Organization

   Miracom Industries (the Entity), a California sole proprietorship, started its operation in California on April
   17, 1998.

   The Entity is primarily engaged in developing and distributing new and innovative consumer electronic products and distributing them to major department stores and wholesalers throughout the United States.

   For both financial and income taxes reporting purposes, the Entity utilizes calendar year-end accounting period. The
   Entity's calendar year ends December 31.

   Revenue Recognition

   The Entity recognizes revenue from product sales upon shipment.

   Inventories

   Inventories, which consist of finished goods, are stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) basis. At December 31, 1998, the
   Entity had inventories of $39,123 recorded at cost.

   Property and Equipment

   Property and equipment are recorded at cost. Maintenance and repairs are expensed as paid, and expenditures that increase the useful life of the asset are capitalized.

   For financial reporting purposes, depreciation is provided using the straight-line method over the estimated useful lives of the assets.

   Research and Development

   The Company charges all research and development costs to expense when incurred.


(2)     Concentration of Credit Risk and Significant Supplier

   Substantially all of the Entity's revenues are derived from customers throughout the United States. For the nine-month period ended December 31, 1998, the Entity sold approximately forty percent (40) percent of its products to one customer.

   For the nine-months ended December 31, 1998, the Entity purchased approximately one hundred (100) percent of its products from one supplier, who was an associated manufacturer of the Entity. At December 31, 1998, the amount due to such supplier was $24,816, which was included in accounts payable.


(3)     Fair Value of Financial Instruments

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short term maturities of these instruments.


(4)     Commitments and Contingencies

   Based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigations, either asserted or unasserted, which would be material to the Entity.


(5)     Subsequent Event - Acquisition

   On April 26, 1999, the Entity entered into an acquisition agreement (the "Agreement") with Bigway, Inc., a Nevada corporation. In accordance with the Agreement, the Entity was acquired into Bigway Inc., which changed its name to Miracom Industries, Inc. simultaneous with the consummation of the acquisition.

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                             PART III


   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
             THE EXCHANGE ACT.

   (a) Directors and Executive Officers:

   Jimmy K. Sung [President / Director], age 37, serves as the Company's President and Director, as well as being one of the original principals in Miracom Industries, prior to its acquisition. From 1995 to 1998, Mr. Sung served as a director of the Korean-based Woong Jin Media Corporation, as well as manager of its U.S. office. Woong Jin is involved in a variety of multimedia projects, including movie and music production, interactive software development, publication and international trading of semiconductors and consumer electronics. Prior to Woong Jin, from 1993 to 1995, Mr. Sung served as Project Division Manager at Kolon California Corporation, a U.S. subsidiary of Korean-based Kolon International Corporation, an international trading conglomerate. At Kolon, Mr. Sung was involved in international trading and new project development, including primary responsibility for joint venture projects with Sears, Roebuck & Co. and Starbucks Coffee Company.

   Paul Kim [Vice President, Sales and Marketing / Secretary / Director], age 35, has served as the Company's Secretary and a Director since February, 1999, and had been involved with Miracom Industries, prior to its acquisition. From 1998 to 1999, Mr. Kim was President of Wetkins Distribution in Fullerton, California, a company involved in the import and distribution of restaurant-grade towel dispensing machines. From 1995 to 1998, Mr. Kim was Director of Sales and Marketing for P & C Synergy, Inc. Mr. Kim specializes in business development, financing, marketing and consulting. He has helped numerous individuals and companies with the organization, development, marketing and financing of businesses in various fields, including restaurant supply distribution, medical technology transfer, import/export, specialty and novelty product manufacturing and distribution, stainless steel cookware manufacturing, retail merchandising and hot towel dispenser distribution.

   Jerry Sung [General Manager], age 30, has served as the Company's General Manager since June, 1999. From 1996 until 1999, Mr. Sung served as an Operations Manager at Binex Line Corporation, an international logistics company. Prior to that, from 1993 to 1996, he was a Teller Supervisor at First Interstate Bank. Mr. Sung received his B.S. in Business Administration from the California State University at Long Beach. Mr. Sung's experience will help the Company in distribution logistics, export documentation, accounting and office administration.

   (b) There are no significant employees who are not described as executives above, and there are no family relationships among directors, executive officers or any nominees to these positions; however, Jimmy Sung and Jerry Sung, persons who may be deemed to be "affiliates," are brothers.

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


   ITEM 10.  EXECUTIVE COMPENSATION.

                                       SUMMARY COMPENSATION TABLE

                                  Annual compensation              Long term compensation
                                                                Awards              Payouts
Name and       Year   Salary($)    Bonus($)  Other      Restricted    Securities     LTIP      All
Principal                                    annual     stock awards  underlying     payouts   other
position                                     compensation             options/SARs   ($)       compen-
                                             (Medical)                (#)                      sation
                                                                                               ($)
  ----------------------------------------------------------------------------------------------------


Jimmy K. Sung  2000    36000       0         0           0            0              0         0
(President &   1999    36000       0         0           0            0              0         0
Director)      1998        0       0         0           0            0              0         0

Paul Kim       2000    36000       0         0           0            0              0         0
(Secretary &   1999    36000       0         0           0            0              0         0
Director)      1998        0       0         0           0            0              0         0

Jerry Sung     2000    30000       0         0           0            0              0         0
(General       1999    30000       0         0           0            0              0         0
Manager)       1998        0       0         0           0            0              0         0



     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the period ended December 31, 2000, except as set forth in the Summary Compensation Table. Further, no member of the Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

     The existing directors of the Company currently serve on a non-compensated basis, and there are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.


     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.

     (a) Security ownership of certain beneficial owners. The table below identifies any individuals (including any "group") who is known to the company to be the beneficial owner of more than five percent of any class of the small business issuer's voting securities:

Title of       Name and address              Amount and nature   Percentage
class          of beneficial                 of beneficial       of class
               Owner                         ownership

Common         Jimmy K. Sung                 3,128,205 (1)       49.2%
               14747 Artesia Boulevard, 1F
               La Mirada, CA 90638

Common         Paul Kim                        782,051           12.3%
               14747 Artesia Boulevard, 1F
               La Mirada, CA 90638


     (1) This number includes 230,769 shares of common stock subscription, to be issued upon a capital contribution of $45,000, in accordance with the Corporate Combination
          Agreement of April, 1999. As of the date of this filing, the subscription rights have not been exercised.


     (b) Security ownership of management. The table below sets for the ownership by all directors and nominees, and each of the named executive officers of the Company, and directors and executive officers of the registrant as a group.

Title of       Name and address              Amount and nature   Percentage
class          of beneficial                 of beneficial       of class
               Owner                         ownership


Common         Jimmy K. Sung                 3,128,205 (1)       49.2%
               14747 Artesia Boulevard, 1F
               La Mirada, CA 90638

Common         Paul Kim                        782,051           12.3%
               14747 Artesia Boulevard, 1F
               La Mirada, CA 90638

Common         All Officers and              3,910,256           61.5%
               Directors as a Group
               (two persons)


     (1) This number includes 230,769 shares of common stock subscription, to be issued upon a capital contribution of $45,000, in accordance with the Corporate Combination
          Agreement of April, 1999. As of the date of this filing, the subscription rights have not been exercised.


     There are no agreements between or among any of the shareholders which would restrict the issuance of shares in a manner that would cause any change of control of the Company. There are no voting trusts, pooling arrangements or similar agreements in place between or among any of the shareholders, nor do the shareholders anticipate the implementation of such an agreement in the near term.



     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

      3.1   Articles of Incorporation, as amended, dated
            March 12, 1996 (1)

      3.2 Bylaws, adopted on March 14, 1996 and amended on July 1, 1999 (1)

     10.1   Merger Agreement between Miracom Industries and
            Bigway, Inc. (1)

     10.2   $10,000 Convertible Note for Legal Services (1)

     10.3   $10,000 Convertible Note for Investment Banking
            Services (1)

     27     Financial Data Schedule (1)

     (1) Incorporated by reference to the Company's Form 10-KSB
         Filed on March 5, 2001.

     (b) The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                     MIRACOM INDUSTRIES, INC.


Date: April 16, 2001              By:  /s/ Jimmy K. Sung
                                           Jimmy K. Sung
                                           President, Chairman


Date: April 16, 2001              By:  /s/ Paul Kim
                                           Paul Kim
                                           Secretary, Director