Form 10QSB
period 2001-03-31
MIRACOM INDUSTRIES INC
filed 2001-05-18
CIK 1092492

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2001.

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

                        YES [X]    NO [ ]

    As of March 31, 2001: 6,354,487 shares of Common Stock and were issued and outstanding.

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

          SIGNATURES

                              PART I

ITEM 1.  FINANCIAL STATEMENTS


                     MIRACOM INDUSTRIES, INC.
                Consolidated Financial Statements
                          March 31, 2001
                  (Unaudited - See accompanying
                   accountant's review report)

                           KWANG-HO LEE
                   Certified Public Accountant
                 3600 Wilshire Blvd., Suite 1416
                      Los Angeles, CA 90010


The Board of Directors
Miracom Industries, Inc.
La Mirada, California


We have reviewed the accompanying consolidated balance sheet of Miracom Industries, Inc. as of March 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the three-month period (January 1, 2001 through March 31, 2001) then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Miracom Industries, Inc.

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




                                   /s/
                                   Kwang-Ho Lee
                                   Certified Public Accountant


May 16, 2001

                     MIRACOM INDUSTRIES, INC.
                    Consolidated Balance Sheet
                     March 31, 2001 and 2000
                  (Unaudited - See accompanying
                   accountant's review report)



                                                  March 31,      March 31,
                                                  2001           2000
                                                  ---------      ---------

          Assets

Current assets:

  Cash                                            $      35      $  17,742
  Accounts receivable - trade, less allowance
   for doubtful accounts of $0                       93,782         53,729
  Stock subscription receivable                           -         45,000
  Other receivable                                   19,447         74,397
  Inventories                                        33,313         47,620
                                                  ---------      ---------

          Total current assets                      146,577        226,488

Property and equipment, at cost:

  Furniture, fixtures and equipment                  16,081         15,082
                                                  ---------      ---------
                                                     16,081         15,082
  Less: accumulated depreciation                      4,257          1,825
                                                  ---------      ---------

          Net property and equipment                 11,824         13,257


Other assets:                                           965            965
                                                  ---------      ---------

          Total assets                            $ 159,366      $ 252,710
                                                  =========      =========


          Liabilities and Owners' and Stockholders' Equity

Current liabilities:

  Accounts payable                                $ 182,114      $  52,369
  Note payable, convertible (note 4)                137,000        137,000
  Current portion of long-term debt (note 5)              -            303
  Accrued expenses and other liabilities            114,167         38,201
                                                  ---------      ---------

          Total current liabilities                 433,281        227,873

Long-term liabilities:

  Long-term debt, less current portion (note 5)           -              -
                                                  ---------      ---------

          Total long-term liabilities                     -              -

Owners' and Stockholders' equity:

  Common stock, par value $0.0001 per share.
   Authorized 50,000,000 shares; issued
   and outstanding 6,354,487 shares (note 3)            636            636
  Common stock subscribed, par value $0.0001
   per share; subscribed 230,769 shares (note 3)          -             23
  Additional paid-in capital (note 3)               182,191        227,168
  Retained earnings (deficits)                    ($456,742)     ($202,990)
                                                  ---------      ---------

          Total owners' and stockholders' equity  ($273,915)        24,837
                                                  ---------      ---------
          Total liabilities and owners'
          and stockholders' equity                $ 159,366      $ 252,710
                                                  =========      =========



See accompanying notes to consolidated financial statements


                          MIRACOM INDUSTRIES, INC.
                    Consolidated Statement of Operations
                 Three months ended March 31, 2001 and 2000
                        (Unaudited - See accompanying
                         accountant's review report)


                                                  3 months       3 months
                                                  ended          ended
                                                  3/31/2001      3/31/2000
                                                  ---------      ---------


Net sales                                                 -      $ 452,479

Cost of sales                                           170        413,909
                                                  ---------      ---------

     Gross profit                                      (170)        38,570

Selling, general and administrative expenses         35,094         71,610
                                                  ---------      ---------

     Operating income (loss)                      ($ 35,264)    ($  33,040)

Other income (expense):

  Interest expense                                ($    728)    ($   4,510)
                                                  ---------      ---------

     Income (loss) before income taxes            ($ 35,992)    ($  37,550)

Income taxes                                            800            800
                                                  ---------      ---------

     Net income (loss)                            ($ 36,792)    ($  38,350)
                                                  =========      =========

Earnings per common share                        ($    0.01)    ($    0.01)

                                                  =========      =========

Weighted average number of common shares          6,354,487      6,215,628
                                                  =========      =========


See accompanying notes to consolidated financial statements

                          MIRACOM INDUSTRIES, INC.
                    Consolidated Statement of Cash Flows
                 Three months ended March 31, 2001 and 2000
                        (Unaudited - See accompanying
                         accountant's review report)


                                                  3 months       3 months
                                                  ended          ended
                                                  3/31/2001      3/31/2000
                                                  ---------      ---------


Cash flows from operating activities:
  Net income (loss)                              ($  36,792)    ($  38,350)
                                                  ---------      ---------

  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                      629            546

     Increase in accounts receivable                 52,000        (11,643)
     Increase in other receivable                    (2,180)       (28,468)
     Decrease in inventories                              -        (30,486)
     Increase in other assets                             -          1,843
     Increase in accounts payable                   (30,000)        25,200
     Increase in accrued expenses and
      other liabilities                              15,525         (1,890)
                                                  ---------      ---------
          Total adjustments                       ($ 35,974)    ($  44,898)
                                                  ---------      ---------
          Net cash provided by (used in)
          operating activities                         (818)    ($  83,248)
                                                  ---------      ---------

Cash flows from investing activities:
  Acquisition of property and equipment                   -     ($   2,000)
                                                  ---------      ---------
          Net cash provided by (used in)
          investing activities                            -     ($   2,000)
                                                  ---------      ---------

Cash flows from financing activities:
     Issuance of Common Stock                             -             18
     Increase in additional paid-in capital               -         99,982
     Proceeds from long-term debt                         -              -
     Repayment of long-term debt                          -           (174)
                                                  ---------      ---------
          Net cash provided by (used in)
          financing activities                            -         99,826
                                                  ---------      ---------
          Net increase in cash                         (818)        14,578

Cash at beginning of period                             853          3,164
                                                  ---------      ---------
Cash at end of period                             $      35      $  17,742
                                                  =========      =========

Supplemental disclosure of cash flow information:
     Cash payments during the year for interest   $       -      $      50
                                                  =========      =========


See accompanying notes to consolidated financial statements

       format change

                                       MIRACOM INDUSTRIES, INC.
                            Consolidated Statement of Stockholders' Equity
                                  Three months ended March 31, 2001
                                    (Unaudited - See accompanying
                                     accountant's review report)


                              Common    Additional     Retained
                              Stock     Paid-in        earnings       Total
                                        Capital       (deficits)
                              -------   ----------     ---------
---------

Balance at December 31,
 2000                         $636       182,191      ($419,950)
($237,123)

Net income (loss)               -           -          ($36,792)
($36,792)
                              -------  ----------      ---------
---------

Balance at March 31,
 2000                         $636       182,191      ($456,742)
($273,915)
                              ======   ==========      =========
=========


See accompanying notes to consolidated financial statements

(Format change)
                       MIRACOM INDUSTRIES, INC.

              Notes to consolidated Financial Statements

                            March 31, 2001

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

Inventories

Inventories, which consist of finished goods, are stated at the lower of cost or market, with cost determined on the first-in, first-out
(FIFO) basis.  At March 31, 2001, the Company had inventories of
$33,313 recorded at cost.

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

Income taxes consist of the minimum state franchise tax of $800. For the three-month period ended March 31, 2001, no provision for federal income tax was made, because the Company is expected to be at a loss for the current year for federal income tax purposes. The ultimate establishment of provision for federal income tax is dependent upon the Company attaining future taxable earnings.

(2)  Going Concern

The Company has incurred net losses of $36,792 and $38,350 for the three-month periods ended March 31, 2001 and 2000, respectively.

Management believes that the net loss of $36,792 for the three-month period ended March 31, 2001 results mainly from the absence of the sales activities and $15,450 of deferred salaries for the Company's officers, which is the integral portion (44%) of the total selling, general and administrative expenses. This matter raises substantial doubt about the Company's ability to continue as a going concern. If this expense was not incurred, management believes that total selling, general and administrative expenses might be $19,644, resulting in net losses of $21,342 for the three-month period ended March 31, 2001. In order to survive in an increasingly competitive mini phone market, the management decided to develop a new innovative consumer electronic
products.   The Company's continued existence is dependent upon the
Company's ability to secure adequate investment for the successful completion of the development of the new products.

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

(3)  Common Stock


As of March 31, 2001, common stock status consists of the following:

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

At March 31, 2001, outstanding borrowing under the notes maturing May 31, 2001 were $137,000, and none of the notes were converted as of March 31, 2001.

(5)  Deferred Compensation

The Company incurred $15,450 of deferred salaries, the difference between the stated salaries ($25,000)a t fair market value and the actual compensation ($10,050), for the services provided by the officers, which was charged to operations for the three-month period ended March 31, 2001 and was reported as liabilities under the 'Current Liabilities' of the Consolidated Balance Sheet as of March 31, 2001.

(6)  Fair Value of Financial Instruments

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

(8)  Commitments and Contingencies

At February 14, 2001, the Company entered into a noncancelable operating lease expiring through February, 2002 for office space.

Future minimum lease payments under the operating lease as of March 31, 2001 are as follows:

               Year ending December 31:

                                   2001      $    8,942
                                             ----------

                                             $    8,942
                                             ----------

Rent expense charged to operations for the three-month period ended March 31, 2001 was $2,923.

Based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(8) Subsequent Event

At May 3, 2001, the Company was listed on the Over-the-Counter (OTC) Bulletin Board (BB) of the NASDAQ.

Around the end of May 2001, the Company will issue common stock shares in a public offering for additional capital fund.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Miracom Industries is an importer/exporter and wholesaler of consumer electronics products. Many of the Company's products are either proprietary, developed internally, or are exclusive to the Company under licensing agreements. At present, and for the foreseeable future, manufacturing of the Company's products is accomplished through the use of contract manufacturers, none of which are under contract with Miracom, allowing the Company the freedom to negotiate and contract with whomever it chooses. Miracom will continue to develop its product line in two ways. The first is Original Equipment Manufacturing, meaning that a product is purchased from its original manufacturer and distributed under the Miracom brand name. At this time Miracom is proceeding with development of its remote caller ID device, allowing for determination of caller identification from telephone connections accessed remotely and by answering machine receivers.

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

     In addition to the product mentioned above, the Company is also considering the production and distribution of a children's learning device; an Internet telephone; Caller ID systems for computers, for home entertainment systems and for televisions; a 900 MHz DSS cordless phone for the home; a wireless keyboard; a wireless mouse; and a mouse phone. The Company intends to develop and maintain strategic alliances for the successful development and expansion of its consumer electronics and telephone hardware business. The Company will also continue to evaluate relationships with other companies or business partners that may provide collaborative benefits and/or complement the Company's objectives.

     During the quarter ended March 31, 2001, Miracom achieved zero revenues due to the intense increase in the value of the Korean Won against the dollar, which severly damaged the importation of US goods into Korea. The company did identify its next product, the remote caller ID system, and began research into its development.

     The Company presently anticipates that a total funding of approximately $500,000 will be required to finalize the pre-production and development of its complete caller ID product line. Although development for the above products is finished or nearly finished, more funding is required for final tooling, packaging, inventory, certification, and marketing. If less than the full $500,000 is raised and/or the Company's revenues cannot support a full launch of the Company's product line, the Company will allocate funds so as to incrementally launch each product, thereby internally creating cash flow and revenues for subsequent products. Funding is also needed to strengthen the Company's facilities infrastructure and to acquire additional qualified personnel as the volume of its business increases.

     The Company's projected $500,000 expenditure over the next six months will be allocated amongst the Company's initial caller ID product line in order to bring the products to market.

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


                       MIRACOM INDUSTRIES, INC.


Date: May 17, 2001                         By:  /s/ Jimmy K. Sung
                                           Jimmy K. Sung
                                           President, Chairman


Date: May 17, 2001                By:  /s/ Paul Kim
                                           Paul Kim
                                           Secretary, Director