Form 10-Q
period 2001-06-30
MIRACOM INDUSTRIES INC
filed 2001-08-20
CIK 1092492

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended June 30, 2001.

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

                        YES [X]    NO [ ]

    As of June 30, 2001: 6,554,487 shares of Common Stock and were issued and outstanding.

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

          SIGNATURES

                              PART I

ITEM 1.  FINANCIAL STATEMENTS


                     MIRACOM INDUSTRIES, INC.
                Consolidated Financial Statements
                          June 30, 2001
                  (Unaudited - See accompanying
                   accountant's review report)

                           KWANG-HO LEE
                   Certified Public Accountant
                 3600 Wilshire Blvd., Suite 1416
                      Los Angeles, CA 90010


The Board of Directors
Miracom Industries, Inc.
La Mirada, California


We have reviewed the accompanying consolidated balance sheet of Miracom Industries, Inc. as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the six-month period (January 1, 2001 through June 31, 2001) then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Miracom Industries, Inc.

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




                                   /s/ Kwang-Ho Lee
                                   Kwang-Ho Lee
                                   Certified Public Accountant


August 10, 2001

                     MIRACOM INDUSTRIES, INC.
                    Consolidated Balance Sheet
                      June 30, 2001 and 2000
                  (Unaudited - See accompanying
                   accountant's review report)



                                                  June 30,       June 30,
                                                  2001           2000
                                                  ---------      ---------

          Assets

Current assets:

  Cash                                            $      57      $      48
  Accounts receivable - trade, less allowance
   for doubtful accounts of $0                      127,282        141,407
  Stock subscription receivable                           -         45,000
  Other receivable                                   30,626         67,958
  Inventories                                        33,313         48,018
                                                  ---------      ---------

          Total current assets                      191,278        302,431

Property and equipment, at cost:

  Furniture, fixtures and equipment                  16,081         15,082
                                                  ---------      ---------
                                                     16,081         15,082
  Less: accumulated depreciation                      4,886          2,404
                                                  ---------      ---------

          Net property and equipment                 11,195         12,678


Other assets:                                           965            965
                                                  ---------      ---------

          Total assets                            $ 203,438      $ 316,074
                                                  =========      =========


          Liabilities and Owners' and Stockholders' Equity

Current liabilities:

  Accounts payable                                $ 241,074      $ 193,118
  Note payable, convertible (note 4)                137,000        137,000
  Current portion of long-term debt                       -            158
  Accrued expenses and other liabilities            123,807         36,734
                                                  ---------      ---------

          Total current liabilities                 501,881        367,010

Long-term liabilities:

  Long-term debt, less current portion (note 5)           -              -
                                                  ---------      ---------

          Total long-term liabilities                     -              -

Owners' and Stockholders' equity:

  Common stock, par value $0.0001 per share.
   Authorized 50,000,000 shares; issued
   and outstanding 6,554,487 shares (note 3)            656            636
  Common stock subscribed, par value $0.0001
   per share; subscribed 230,769 shares (note 3)          -             23
  Additional paid-in capital (note 3)               222,171        227,168
  Retained earnings (deficits)                    ($521,270)     ($278,763)
                                                  ---------      ---------

          Total owners' and stockholders' equity  ($298,443)       (50,936)
                                                  ---------      ---------
          Total liabilities and owners'
          and stockholders' equity                $ 203,438      $ 316,074
                                                  =========      =========



See accompanying notes to consolidated financial statements


                                       MIRACOM INDUSTRIES, INC.
                                 Consolidated Statement of Operations
                               Six months ended June 30, 2001 and 2000
                                    (Unaudited - See accompanying
                                     accountant's review report)


                                             6 months       6 months       3 months       3 months
                                             ended          ended          ended          ended
                                             6/30/2001      6/30/2000      3/31/2001      3/30/2000
                                             ---------      ---------      ---------      ---------


Net sales                                    $ 173,500      $ 996,517      $ 173,500      $ 544,038

Cost of sales                                  166,730        971,516        166,560        557,607
                                             ---------      ---------      ----------     ----------

     Gross profit                                6,770         25,001          6,940        (13,569)

Selling, general and administrative
expenses                                       104,946        129,875         69,852         58,265
                                             ---------      ---------      -----------    ----------

     Operating income (loss)                 ($ 98,176)    ($ 104,874)       (62,912)       (71,834)

Other income (expense):

  Interest expense                           ($  2,344)    ($   8,449)        (1,616)        (3,939)
                                             ---------      ---------      ------------   ----------

     Income (loss) before income
     taxes                                   ($100,520)    ($ 113,323)     ($ 64,528)     ($ 75,773)

Income taxes                                       800            800              0              0
                                             ---------      ---------      ----------     ----------

     Net income (loss)                       ($101,320)    ($ 114,123)     ($ 64,528)     ($ 75,773)
                                             =========      =========      ==========     ==========

Earnings per common share                    ($   0.02)    ($    0.02)     ($   0.01)     ($   0.01)
                                             =========      =========      ==========     ==========

Weighted average number of
common shares                                6,421,890      6,284,678      6,421,890      6,284,678
                                             =========      =========      ==========     ==========


See accompanying notes to consolidated financial statements

                          MIRACOM INDUSTRIES, INC.
                    Consolidated Statement of Cash Flows
                   Six months ended June 30, 2001 and 2000
                        (Unaudited - See accompanying
                         accountant's review report)


                                                  6 months       6 months
                                                  ended          ended
                                                  6/30/2001      6/30/2000
                                                  ---------      ---------


Cash flows from operating activities:
  Net income (loss)                              ($ 101,320)    ($ 114,123)
                                                  ---------      ---------

  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                    1,258          1,125
     Decrease(increase) in accounts receivable       18,500        (99,321)
     Increase in other receivable                   (13,359)       (22,029)
     Decrease in inventories                              -        (30,884)
     Increase in other assets                             -          1,843
     Increase in accounts payable                    28,960        165,949
     Increase(decrease) in accrued expenses
      and other liabilities                          25,165         (3,357)
                                                  ---------      ---------
          Total adjustments                        $ 60,524      $  13,326
                                                  ---------      ---------
          Net cash provided by (used in)
          operating activities                    ($ 40,796)    ($ 100,797)
                                                  ---------      ---------

Cash flows from investing activities:
  Acquisition of property and equipment                   -     ($   2,000)
                                                  ---------      ---------
          Net cash provided by (used in)
          investing activities                            -     ($   2,000)
                                                  ---------      ---------

Cash flows from financing activities:
     Issuance of Common Stock                            20             18
     Increase in additional paid-in capital          39,980         99,982
     Proceeds from long-term debt                         -              -
     Repayment of long-term debt                          -          ($319)
                                                  ---------      ---------
          Net cash provided by (used in)
          financing activities                       40,000         99,681
                                                  ---------      ---------
          Net decrease in cash                         (796)        (3,116)

Cash at beginning of period                             853          3,164
                                                  ---------      ---------
Cash at end of period                             $      57      $      48
                                                  =========      =========

Supplemental disclosure of cash flow information:
     Cash payments during the year for interest   $       -      $      73
                                                  =========      =========


See accompanying notes to consolidated financial statements


                                       MIRACOM INDUSTRIES, INC.
                            Consolidated Statement of Stockholders' Equity
                                    Six months ended June 30, 2001
                                    (Unaudited - See accompanying
                                     accountant's review report)


                              Common    Additional     Retained
                              Stock     Paid-in        earnings       Total
                                        Capital       (deficits)
                              -------   ----------     ---------     ---------

Balance at December 31,
 2000                         $636       182,191      ($419,950)     ($237,123)

Issuance of common stock
(note 3)                        20        39,980           -            40,000

Net income (loss)               -           -         ($101,320)     ($101,320)
                              -------  ----------      ---------      ---------

Balance at June 30,
 2001                         $656       222,171      ($521,270)     ($298,443)
                              ======   ==========      =========      =========


See accompanying notes to consolidated financial statements

                       MIRACOM INDUSTRIES, INC.

              Notes to consolidated Financial Statements

                            June 30, 2001

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

Inventories

Inventories, which consist of finished goods, are stated at the lower of cost or market, with cost determined on the first-in, first-out
(FIFO) basis.  At June 30, 2001, the Company had inventories of
$33,313 recorded at cost.

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

Income taxes consist of the minimum state franchise tax of $800. For the six-month period ended June 30, 2001, no provision for federal income tax was made, because the Company is expected to be at a loss for the current year for federal income tax purposes. The ultimate establishment of provision for federal income tax is dependent upon the Company attaining future taxable earnings.

(2)  Going Concern

The Company has incurred net losses of $101,320 and $114,123 for the six-month periods ended June 30, 2001 and 2000, respectively.

Management believes that the net loss of $101,320 for the six-month period ended June 30, 2001 results mainly from the slowdown of the sales activities, $28,450 of deferred salaries for the Company's officers and $30,000 of legal expenses, which are the integral portion (56%) of the total selling, general and administrative expenses. This matter raises substantial doubt about the Company's ability to continue as a going concern. If these expenses were not incurred, management believes that total selling, general and administrative expenses might be $46,496, resulting in net losses of $42,870 for the six-month period ended June 30, 2001. In order to survive in an increasingly competitive mini phone market, the management decided to
develop new innovative consumer electronic products.   The Company's
continued existence is dependent upon the Company's ability to secure adequate investment for the successful completion of the development of the new products.

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

(3)  Common Stock

At May 1, 2001, $40,000 of accrued legal expenses were converted into 200,000 shares of the Company's common stock at $0.20 per share. The share price was determined by the approximate market price at the time of the conversion.



As of June 30, 2001, common stock status consists of the following:

No. of                                                         Additional
shares                   Par        Common     Capital         paid-in
issued       Percent     value      stock      contribution    capital
---------    --------    -------    ------     --------        --------

2,500,000      38.14%    $0.0001    $  250     $  2,500        $  2,250
3,269,230      49.88%    $0.0001    $  327     $    327             -
  410,257       6.26%    $0.0001    $   41     $ 80,000        $ 79,959
  175,000       2.67%    $0.0001    $   18     $100,000        $ 99,982
  200,000       3.05%    $0.0001    $   20     $ 40,000        $ 39,980
---------    --------    -------    ------     --------        --------

6,554,487     100.00%    $0.0001    $  656     $222,827        $222,171
---------    --------    -------    ------     --------        --------

As of June 30, 2001, neither subscription rights nor stock warrants were exercised.


(4)  Notes Payable, Convertible

At June 14, 1999, July 13, 1999, August 31, 1999, October 18 and 29,
1999, the Company has 10% notes payable of $20,000, $20,000, $12,000,
$50,000 and $35,000, respectively, maturing November 1, 2000 and convertible at $1.00 per share. The principle sums of the notes are payable at maturity date, and the interest is payable on the principal sums outstanding from time to time in arrears on the maturity date, at the rate of ten (10) percent per annum accruing from the date of initial issuance.

Any or all of the principal or any portion of the principal of the notes, including accrued interests, are convertible into the Company's common stock shares at $1.00 per share, at the notes holders' option, at any time commencing one year after the closing date until maturity.

At June 30, 2001, outstanding borrowing under the notes were $137,000, and none of the notes were converted and the maturity dates of the notes were extended to October 31, 2001.

(5)  Deferred Compensation

The Company incurred $28,450 of deferred salaries, the difference between the stated salaries ($51,000)at fair market value and the actual compensation ($22,550), for the services provided by the officers, which was charged to operations for the six-month period ended June 30, 2001 and was reported as liabilities under the 'Current Liabilities' of the Consolidated Balance Sheet as of June 30, 2001.

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

(7)  Commitments and Contingencies

At February 14, 2001, the Company entered into a noncancelable operating lease expiring through February, 2002 for office space.

Future minimum lease payments under the operating lease as of June 30, 2001 are as follows:

               Year ending December 31:

                                   2001      $    5,961
                                             ----------

                                   2002      $    1,987
                                             ----------

Rent expense charged to operations for the six-month period ended June 30, 2001 was $6,103.

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

     During the quarter ended June 30, 2001, Miracom achieved zero revenues due to the intense increase in the value of the Korean Won against the dollar, which severly damaged the importation of US goods into Korea. The company did identify its next product, the remote caller ID system, and began research into its development.

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


                       MIRACOM INDUSTRIES, INC.


Date: August 17, 2001                      By:  /s/ Jimmy K. Sung
                                           Jimmy K. Sung
                                           President, Chairman


Date: August 17, 2001                      By:  /s/ Paul Kim
                                           Paul Kim
                                           Secretary, Director