Form 10-Q
period 2001-09-30
MIRACOM INDUSTRIES INC
filed 2001-11-19
CIK 1092492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                               OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ____________ TO ________________

                        COMMISSION FILE NUMBER __________

                            MIRACOM INDUSTIRIES, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


             NEVADA                                       91-1982205
------------------------------------                 --------------------
 (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                       14747 ARTESIA BOULEVARD, SUITE 1F
                          LA MIRADA, CALIFORNIA 90638
              ---------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (714) 522-2800
                                 --------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
 SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2)
       HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                 YES |X| NO |_|

      THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES BASED UPON THE LAST SALE PRICE ON NOVEMBER 16, 2001 WAS APPROXIMATELY $_________

                AS OF NOVEMBER 16, 2001 THERE WERE _______SHARES
                          OF COMMON STOCK OUTSTANDING.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES X NO _____

                                 MIRACOM INDUSTRIES, INC.
                  SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                     Page Number


Item 1.  Financial Statements .......................................  F-1 - F-9
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................      3 - 4

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................         7
Item 2.  Changes in Securities and Use of Proceeds ..................         7
Item 3.  Defaults Upon Senior Securities ............................         7
Item 4.  Submission of Matters to a Vote of Security Holders ........         7
Item 5.  Other Information ..........................................         7
Item 6.  Exhibits and Reports on Form 8-K ...........................         7

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Thinkpath Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            MIRACOM INDUSTRIES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

                                  (UNAUDITED)

                                  KWANG-HO LEE
                          CERTIFIED PUBLIC ACCOUNTANT
                        3600 WILSHIRE BLVD., SUITE 1416
                             LOS ANGELES, CA 90010



THE BOARD OF DIRECTORS
MIRACOM INDUSTRIES, INC.
LA MIRADA, CALIFORNIA



We have reviewed the accompanying consolidated sheet of Miracom Industries, Inc. as of September 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine-month period (January 1, 2001 through September 30, 2001) then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Miracom Industries, Inc.

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




                                             /s/ Kwang-Ho Lee
                                             ----------------
                                             Kwang-Ho Lee
                                             Certified Public Accountant

October 30, 2001



                            MIRACOM INDUSTRIES, INC.
                           Consolidated Balance Sheet
                               September 30, 2001
                                   (Unaudited)




                                     ASSETS


                                                                       Sept. 30,
                                                                          2001
                                                                       ---------
Current assets:

   Cash                                                                 $    719
   Accounts receivable - trade, less allowance
     for doubtful accounts of $0                                         112,282
   Other receivable                                                       30,326
   Inventories                                                            31,990
                                                                        --------

        Total current assets                                             175,317

Property and equipment, at cost:

   Furniture, fixtures and equipment                                      16,081
                                                                        --------
                                                                          16,081
   Less: accumulated depreciation                                          5,515
                                                                        --------

        Net property and equipment                                        10,566

Other assets                                                                 965
                                                                        --------

        Total assets                                                    $186,848
                                                                        ========




See accompanying notes to consolidated financial statements


                            MIRACOM INDUSTRIES, INC.
                           Consolidated Balance Sheet
                               September 30, 2001
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       Sept. 30,
                                                                          2001
                                                                       ---------
Current liabilities:
   Accounts payable                                                    $ 229,751
    Note payable, convertible(note 4)                                    147,000
   Accrued expenses and other liabilities                                160,422
                                                                       ---------

        Total current liabilities                                        537,173

Long-term liabilities:                                                      --

        Total long-term liabilities                                         --
                                                                       ---------

Stockholders' equity:

   Common stock, par value $0.0001 per share.  Authorized 50,000,000
       shares; issued and outstanding 6,554,487 shares(note 3)               656
   Additional paid-in capital(note 3)                                    222,171
   Retained earnings(deficits)                                         ($573,152)
                                                                       ---------

        Total stockholders' equity                                     ($350,325)
                                                                       ---------

        Total liabilities and stockholders' equity                     $ 186,848
                                                                       =========



   See accompanying notes to consolidated financial statements



                            MIRACOM INDUSTRIES, INC.
                      Consolidated Statement of Operations
                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)



                                                   Three months       Nine months      Three months    Nine months
                                                  Sept. 30, 2001     Sept. 30, 2001   Sept. 30, 2000  Sept. 30, 2000
                                                  --------------     --------------   --------------  --------------
Net sales                                                  --        $   173,500      $   493,690    $ 1,490,207

Cost of sales                                              --            166,730          459,998      1,431,514
                                                      ---------        ---------        ---------      ---------

      Gross profit                                         --              6,770           33,692         58,693

Selling, general and administrative expenses(note 5)     51,264          156,210           42,448        193,845
                                                      ---------        ---------        ---------      ---------

     Operating income(loss)                           ($ 51,264)     ($  149,440)     ($    8,756)   ($  135,152)

Other income(expense):

     Interest expense                                       618      ($    2,962)           4,059    ($    4,390)
                                                      ---------        ---------        ---------      ---------

              Income(loss) before income taxes        ($ 51,882)     ($  152,402)     ($    4,697)   ($  139,542)

Income taxes                                               --                800             --              800
                                                      ---------        ---------        ---------      ---------

              Net income(loss)                        ($ 51,882)     ($  153,202)     ($    4,697)   ($  140,342)
                                                      =========        =========        =========      =========

Earnings per common share                             ($   0.01)     ($     0.02)     $      0.00    ($     0.02)
                                                      =========        =========        =========      =========

Weighted average number of common shares              6,554,487        6,466,575        6,354,622      6,308,100
                                                      =========        =========        =========      =========



See accompanying notes to consolidated financial statements


                            MIRACOM INDUSTRIES, INC.
                 Consolidated Statement of Stockholders' Equity
                      Nine months ended September 30, 2001
                                  (Unaudited)



                                 Common        Additional      Retained
                                 Stock      Paid-in capital earnings(deficits)   Total
                                 -----      --------------- ------------------   -----

Balance at December 31, 2000       $636         182,191       ($419,950)       ($237,123)


Issuance of common stock(note 3)     20          39,980            --             40,000

Net income(loss)                    --             --         ($153,202)       ($153,202)
                                   ----         -------       ---------        ---------

Balance at September 30, 2001      $656         222,171       ($573,152)       ($350,325)
                                   ====         =======       =========        =========









        See accompanying notes to consolidated financial statements


                            MIRACOM INDUSTRIES, INC.
                      Consolidated Statement of Cash Flows
                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                           Nine Months    Nine Months
                                                                         Sept. 30, 2001  Sept. 30, 2000
                                                                         --------------  --------------
Cash flows from operating activities:
     Net income(loss)                                                        ($153,202)   ($140,342)
                                                                             ---------    ---------

     Adjustments to reconcile net income to net cash provided (used in) by operating activities:
             Depreciation and amortization                                       1,887        1,720
             Decrease(increase) in accounts receivable                          33,500    ($118,417)
             Increase in other receivable                                    ($ 13,059)   ($ 38,366)
             Decrease(increase) in inventories                                   1,323    ($ 29,679)
             Decrease in other assets                                             --          1,843
             Increase in accounts payable                                       17,637      181,860
             Increase in accrued expenses and other liabilities                 61,780       38,446
                                                                             ---------    ---------
                     Total adjustments                                         103,068       37,407
                                                                             ---------    ---------
                     Net cash provided (used in) by operating activities     ($ 50,134)   ($102,935)
                                                                             ---------    ---------

Cash flows from investing activities:
          Acquisition of property and equipment                                   --      ($  2,999)
                                                                             ---------    ---------
                     Net cash provided (used in) by investing activities          --      ($  2,999)
                                                                             ---------    ---------

Cash flows from financing activities:
          Issuance of common stock                                                  20           18
          Increase in additional paid-in capital                                39,980       99,982
          Proceed from note payable, convertible                                10,000         --
          Repayment of long-term debt                                             --      ($    423)
                                                                             ---------    ---------
                     Net cash provided (used in) by financing activities        50,000       99,577
                                                                             ---------    ---------

                     Net decrease in cash                                    ($    134)   ($  6,357)

Cash at beginning of period                                                        853         3164
                                                                             ---------    ---------
Cash at end of period                                                        $     719    ($  3,193)
                                                                             =========    =========

Supplemental disclosure of cash flow information:
          Cash payments for interest and income tax                               --      $     881
                                                                             =========    =========


See accompanying notes to consolidated financial statements

                            MIRACOM INDUSTRIES, INC.
                   Notes to consolidated Financial Statements
                               September 30, 2001

                                   (Unaudited)


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

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

      On April 25, 1999, Bigway, Inc. approved a Resolution of the Board of Directors whereby it authorized a 'Corporate Combination Agreement', executed and accepted as effective April 26, 1999. In accordance with the 'Agreement', the Company acquired a Miracom Industries, a California sole proprietorship engaged in developing and manufacturing new and innovative consumer electronic products. Simultaneous with the consummation of the acquisition, Bigway, Inc. changed its name to Miracom Industries, Inc., whose main office is located in California, focusing its business direction on the manufacture of the electronic products and distributing them to major department stores and wholesalers throughout the United States.

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

      INVENTORIES
      -----------

      Inventories, which consist of finished goods, are stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) basis. At September 30, 2001, the Company had inventories of $31,990 recorded at cost.

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

     Income taxes consist of the minimum state franchise tax of $800. For the nine-month period ended September 30, 2001, no provision for federal income tax was made, because the Company is expected to be at a loss for the current year for federal income tax purposes. The ultimate establishment of provision for federal income tax is dependent upon the Company attaining future taxable earnings.

(2)  GOING CONCERN
     -------------

     The Company has incurred net losses of $153,202 and $140,342 for the nine-month periods ended September 30, 2001 and 2000, respectively.

     Management believes that the net loss of $153,202 for the nine-month period ended September 30, 2001 results mainly from the slowdown of the sales activities, $43,900 of deferred salaries for the Company's officers and $49,530 of professional service expenses, which are the integral portion (60%) of the total selling, general and administrative expenses. This matter raises substantial doubt about the Company's ability to continue as a going concern. If these expenses were not incurred, management believes that total selling, general and administrative expenses might be $62,780, resulting in net losses of $59,772 for the nine-month period ended September 30, 2001. In order to survive in an increasingly competitive mini phone market, the management decided to develop a new innovative consumer electronic products. The Company's continued existence is dependent upon the Company's ability to secure adequate investment for the successful completion of the development of the new products.

     Through the acquisition and the additional capital contributions, the Company already implemented a new and innovative consumer electronic product development, which would significantly improve operating results. The Company plans to obtain patent and copy rights for the new product in order to prevent the competitors from copying the product.

     Management plans to seek additional capital through equity placements, and it believes that, if successfully funded and implemented, the development of the new product will improve operating results of the Company and net earnings will be recorded in the near future.

(3)  COMMON STOCK
     ------------

     At May 1, 2001, $40,000 of accrued legal expenses were converted into 200,000 shares of the Company's common stock at $0.20 per share. The share price was determined by the approximate market price at the time of the conversion.

     As of September 30, 2001, common stock status consists of the following:

      No.of shares    Percent       Par     Common   Capital       Additional
        issued                     value    stock  contribution  paid-in capital
        ------                     -----    -----  ------------  ---------------

      2,500,000        38.14%     $0.0001   $ 250   $   2,500      $   2,250
      3,269,230        49.88%     $0.0001   $ 327   $     327              -
        410,257         6.26%     $0.0001   $  41   $  80,000      $  79,959
        175,000         2.67%     $0.0001   $  18   $ 100,000      $  99,982
        200,000         3.05%     $0.0001   $  20   $  40,000      $  39,980
      6,554,487       100.00%     $0.0001   $ 656   $ 222,827      $ 222,171

        As of September 30, 2001, neither subscription rights nor stock warrants were exercised.

(4)     NOTE PAYABLE, CONVERTIBLE
        -------------------------
        At June 14, 1999, July 13, 1999, August 31, 1999, October 18 and 29,
        1999, August 14 and 23, 2001, the Company has 10% notes payable of $20,000, $20,000, $12,000, $50,000 and $35,000, $5,000 and $5,000,
        respectively, maturing October 31, 2001, August 13 and 22, 2002 and convertible at $1.00 per share. The principle sums of the notes are payable at maturity date, and the interests are payable on the principle sums outstanding from time to time in arrears on the maturity date, at the rate of ten(10) percent per annum accruing from the date of initial issuance.

        Any or all of the principle or any portion of the principle of the notes, including accrued interests, are convertible into the Company's common stock shares at $1.00 per share, at the notes holder's option, at any time commencing one year after the closing date until maturity.

        At September 30, 2001, an outstanding borrowing under the notes were $147,000, none of the notes were converted and the maturity dates of the notes due on October 31, 2001 were extended to December 31, 2001.

(5)     DEFERRED COMPENSATION
        ---------------------
        The Company incurred $43,900 of deferred salaries, the difference between the stated salaries ($76,500) at fair market value and the actual compensation ($32,600), for the services provided by the officers, which was charged to operations for the nine-month period ended September 30, 2001 and was reported as liabilities under the 'Current Liabilities' of the Consolidated Balance Sheet as of September 30, 2001.

        At September 30, 2001, none of the deferred compensation was actually paid.

(6)     FAIR VALUE OF FINANCIAL INSTRUMENTS
        -----------------------------------
        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying amount of note payable, convertible approximates fair value. The estimated fair value of the note is based upon the current rate at which the Company could borrow fund with a similar maturity.

(7)     COMMITMENTS AND CONTINGENCIES
        -----------------------------
        At February 14, 2001, the Company entered into a noncancelable operating lease expiring through February, 2002 for office space.

        Future minimum lease payments under the operating lease as of September 30, 2001 are as follows:

                            Year ending December 31:

                             2001      $  2,981
                             2002      $  1,987
                                       --------
                                       $  4,968
                                       --------

        Rent expense charged to operations for the nine-month period ended September 30, 2001 was $8,115.

        Based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(8)     SUBSEQUENT EVENT
        ----------------

        On October 29, 2001, the Company and Spiderfuel, Inc., a Delaware corporation ("Spiderfuel"), entered into a merger agreement pursuant to which Spiderfuel will merge with and into the Company, with the Company remaining as the surviving corporation. Pursuant to the agreement, the stockholders of Spiderfuel shall exchange their Spiderfuel common stock for shares of the Company's common stock, resulting in the stockholders of Spiderfuel owning an aggregate of eighty five (85) percent of the issued and outstanding shares of the Company's common stock.

        In addition, the Company is obligated to issue additional shares of its common stock to the stockholders of Spiderfuel in the event certain agreed-upon goals are reached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Miracom Industries, Inc. contained elsewhere in this Form 10-QSB. The statements contained in this Form 10-QSB that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding Miracom Industries, Inc.'s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Miracom Industries, Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB are based on information available to Miracom Industries, Inc. on the date hereof, and Miracom Industries, Inc. assumes no obligation to update any such forward-looking statement. It is important to note that Miracom Industries, Inc.'s actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form-10QSB are in United States dollars unless otherwise indicated.


OVERVIEW

           Miracom Industries, Inc. (the "Company"), a corporation formed under the laws of Nevada State, is an importer/exporter and wholesaler of consumer electronics products. Many of the Company's products are either proprietary, developed internally, or are exclusive to the Company under licensing agreements. At present, and for the foreseeable future, manufacturing of the Company's products is accomplished through the use of contract manufacturers, none of which are under contract with Miracom, allowing the Company the freedom to negotiate and contract with whomever it chooses. Miracom will continue to develop its product line in two ways. The first is Original Equipment Manufacturing, meaning that a Product is purchased from its original manufacturer and distributed under the Miracom brand name. At this time Miracom is evaluating Wireless Intercom and FRS for OEM Manufacturing relationship. The second method for developing its product line is through the Company's own in-house development. For those products developed exclusively for Miracom, all research and development and molding will be provided by Miracom, while only the product parts will be sourced and purchased directly from parts manufacturers, at which point the parts will be delivered to a contract assembly company for final assembly. By utilizing this latter method, Miracom will be able to save 25% to 30% on final manufacturing costs as a result of bypassing assembly company mark-up on parts and outside research and development. Subcontract work will be assigned from time to time, as necessary, and without any long term manufacturing commitment, so as to avoid the overhead of maintaining the Company's own manufacturing facility. This use of contract manufacturers mitigates the need for high capital investment and will enable the Company to grow with a smaller initial funding requirement, which will allow the Company to maintain a healthy financial structure and manageable financial obligations.

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

           Miracom is presently working with two different sources for the development of future products. Mr.Chae Ryong Lim, who resides in Korea and is very knowledgeable in communications product engineering, is currently developing amplifier products for the Company. In the U.S., B.S. Electronic Engineering Company is working on handsfree products for cellular/PCS telephones. The compensation arrangement with these two developers is based solely upon royalties on sales of future products. Miracom is currently awaiting funding for tooling, molding and assembly of these new products.

           In addition to the products mentioned herein, the Company is also considering the production and distribution of a children's learning device; an Internet telephone; Caller ID systems for computers, for home entertainment systems and for television; a 900 MHz DSS Cordless Phone for the home; a wireless keyboard; a wireless mouse; and a mouse phone. The Company intends to develop and maintain strategic alliances for the successful development and expansion of its consumer electronics and telephone hardware business. The Company will also continue to evaluate relationship with other companies or business partners that may provide collaborative benefits and/ or complement the Company's objectives.



RESULTS OF OPERATIONS FOR EACH OF THE THREE AND NINE MONTHS ENDED SEPTEMBER, 2001 AND 2000

REVENUE

           Revenue for the three months ended September 30, 2001 decreased by $493,690 or 100% to zero, as compared to $493,690 for the three months ended September 30, 2000. The decrease is primarily due to the failure to properly and timely seeking additional capital through equity placements as planned.

Revenue for the nine months ended September 30, 2001 decreased by
               $1,316,707 or 88%, to $173,500, as compared to $1,490,207 for the nine months ended September 30, 2000. The decrease is also primarily attributable to the failure to raise the fund on time as scheduled.

The Company presently anticipates an acquisition of a software company with an active sales operations and financial strength, resulting in raising additional funding on a timely manner, finalizing the pre-production and development of its complete product line, and increasing revenue of the Company.



COST OF SALES

The costs of sales for the three months ended September 30, 2001 decreased by $459,998 or 100%, to zero, as compared to $459,998 for the three months ended September 30, 2000. This decrease was due to the absence of the sales activities during the quarter.

The costs of sales for the nine months ended September 30, 2001 decreased by $1,264,784, or 88%, to $166,730, as compared to $1,431,514 for the nine months ended September 30, 2000. This decrease was due to the dramatic decrease in sales activities and the failure to pay accounts payable on time resulting from sagging cash flows of the Company.


GROSS PROFIT

           Gross profit for the three months ended September 30, 2001 decreased by $33,692 or 100%, to zero, as compared to $33,692 for the three months ended September 30, 2000. This increase was attributable to the aforementioned decrease in revenue during the three months ended September 30, 2001. As a percentage of revenue, gross profit decreased from 7% for the three months ended September 30, 2000 to 0% for the three months ended September 30, 2001.

Gross profit for the nine months ended September 30, 2001 decreased by
               $51,923, or 88%, to $6,770, as compared to $58,693 for the nine months ended September 30, 2000. This decrease was attributable to the aforementioned decrease in revenue during the nine months ended September 30, 2001. As a percentage of revenue, gross profit was the same at 4% for the nine months ended September 30, 2001 and the nine months ended September 30, 2000.

OPERATING EXPENSES

Operating expenses include expenses for administrative, management salaries, advertising and promotion, office and general, professional fees and occupancy costs. Operating expenses for the three months ended September 30, 2001 increased by $8,816, or 21%, to $51,264, as compared to $42,448 for the three months ended September 30, 2000. This increase was primarily attributable to the increase in professional fees and deferred salaries to officers.

           Operating expenses for the nine months ended September 30, 2001 decreased by $37,635, or 19%, to $156,210, as compared to $193,845 for the nine months ended September 30, 2000. This decrease was primarily attributable to the decrease in research and development costs. As a percentage of revenue, operating expenses increased from 13% for the nine months ended September 30, 2000 to 90% for the nine months ended September 30, 2001.


NET INCOME

Net losses for the three months ended September 30, 2001 increased by
               $47,185 or 1,005%, to a net loss of $51,882, as compared to a net loss of $4,697 for the three months ended September 30, 2000. The net loss in the three months ending September 30, 2001 is primarily attributable to the aforementioned decrease in revenue and increase in operating expenses such as professional fees and deferred salaries to the management.

Net losses for the nine months ended September 30, 2001 increased by
               $12,860 to $153,202, as compared to a net loss of $140,342 for the nine months ended September 30, 2000. This increase is primarily attributable to the aforementioned decrease in revenue, the increase in operating expenses such as professional fees and deferred salaries to the officers and the decrease in research and development costs resulting from the failure to raising additional funds on time.


LIQUIDITY AND CAPITAL RESOURCES

           The Company's primary sources of cash and cash flow from operations are accounts receivable and proceeds from note payable, convertible. At September 30, 2001, the Company had cash of $719. During the nine months ended September 30, 2001, the Company had a cash flow deficiency from operations of $50,134, due primarily to an increase in other receivable.

           The Company's financing activities include conversion of accrued legal expenses into common stock and borrowing. For the nine months ended September 30, 2001, the Company had cash flow from financing activities of $50,000, attributable to an increase in conversion proceed of $40,000 from the issuance of common stock and proceed of $10,000 from the borrowing. For the nine months ended September 30, 2000, the Company had cash flow from financing activities attributable to proceeds of $100,000 from the issuance of common stock.

           During the nine months ended September 30, 2001, the Company had neither cash flow excess nor deficit from investing activities.

RECENT EVENT

           On October 29, 2001, the Company and Spiderfuel, Inc., a Delaware corporation ("Spiderfuel"), entered into a merger agreement pursuant to which Spiderfuel will merge with and into the Company, with the Company remaining as the surviving corporation. Pursuant to the agreement, the stockholders of Spiderfuel shall exchange their Spiderfuel common stock for shares of the Company's common stock, resulting in the stockholders of Spiderfuel owning an aggregate of eighty five (85) percent of the issued and outstanding shares of the Company's common stock.

           In addition, the Company is obligated to issue additional shares of its common stock to the stockholders of Spiderfuel in the event certain agreed-upon goals are reached.



           Company's option; or (ii) such shares of Series A 8% Percent Cumulative Convertible Preferred Stock are redeemed by the Company, under certain conditions, at any time after April 27, 2000.

           The holders of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock are entitled to receive preferential dividends in cash, out of any of the Company's funds legally available at the time of declaration of dividends before any other dividend distribution will be paid or declared and set apart for payment on any shares of the Company's common stock, or other class of stock presently authorized, at the rate of 8% simple interest per annum on the stated value per share. Such are payable on a quarterly basis commencing on the quarter ending March 31, 2000 when as and if declared, provided however, that the dividends will be made in additional shares of Series A 8% Percent Cumulative Convertible Preferred Stock at a rate of one share of Series A 8% Percent Cumulative Convertible Preferred Stock for each $100 of such dividend not paid in cash. Dividends may be paid at the Company's option with shares of Series A 8% Percent Cumulative Convertible Preferred Stock only if the Company's common stock deliverable upon the conversion of the Series A 8% Percent Cumulative Convertible Preferred Stock will have been included for public resale in an effective registration statement filed with the Securities and Exchange Commission on the dates such dividends are payable and paid to the holders. The dividends shall be cumulative whether or not earned and shall be cumulative from and after December 30, 1999.

The number of shares of the Company's common stock into which the Series A 8% Percent Cumulative Convertible Preferred Stock shall be convertible shall be equal to (i) the sum of (A) the stated

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION


         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Incorporated by reference to our Form 10-SB, as filed on November 11, 1999.

(b)      Reports on Form 8-K.

         We did not file any reports on Form 8-K during the three-month period ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 19, 2001     By: /s/ Jimmy K. Sung       By: /s/ Paul Kim
                             ---------------------       -----------------------
                             Jimmy K. Sung               Paul Kim
                             Chairman                    Secretary and Director
                             and President