Form 10-Q/A
period 2001-09-30
MIRACOM INDUSTRIES INC
filed 2001-11-20
CIK 1092492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                               OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM June 1, 2001 TO September 30, 2001
                                        ------------    ------------------

                        COMMISSION FILE NUMBER 000-28135
                                               ---------

                            MIRACOM INDUSTIRIES, INC.
                            -------------------------
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

      THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES BASED UPON THE LAST SALE PRICE ON NOVEMBER 16, 2001 WAS APPROXIMATELY $727,259.

               AS OF NOVEMBER 16, 2001 THERE WERE 7,272,590 SHARES
                          OF COMMON STOCK OUTSTANDING.

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