Form 10-K
period 2001-12-31
MIRACOM INDUSTRIES INC
filed 2002-04-16
CIK 1092492

KWANG-HO LEE
Certified Public Accountant




MIRACOM INDUSTRIES, INC.
Consolidated Financial Statements
December 31, 2001 and 2000
(With Independent Auditors' Report Thereon)


           3600 Wilshire Blvd., Suite 1416
           Los Angeles, CA 90010




                               INDEPENDENT AUDITORS' REPORT

The Board of Directors
Miracom Industries, Inc.
La Mirada, California


We have audited the accompanying consolidated balance sheets of Miracom Industries, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miracom Industries, Inc. as of December 31, 2001 and 2000 the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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





                                              Kwang-Ho Lee
                                              Certified Public Accountant


April 11, 2002


                            MIRACOM INDUSTRIES, INC.
                           Consolidated Balance Sheet
                           December 31, 2001 and 2000



                 Assets

                                                                              Dec. 31,                Dec. 31,
                                                                                2001                    2000
                                                                              --------                --------
Current assets:
   Cash                                                                            -                       $853
   Accounts receivable - trade, less allowance for doubtful accounts of $0      112,282                 145,782
   Other receivable                                                              30,326                  17,267
   Inventories                                                                   31,990                  33,313

                Total current assets                                            174,598                 197,215

Property and equipment, at cost:

   Furniture, fixtures and equipment                                             16,081                  16,081
                                                                                 16,081                  16,081
   Less: accumulated depreciation                                                 6,144                   3,628

                Net property and equipment                                        9,937                  12,453

Other assets                                                                        965                     965

                Total assets                                                   $185,500                $210,633





See accompanying notes to consolidated financial statements


                            MIRACOM INDUSTRIES, INC.
                           Consolidated Balance Sheet
                           December 31, 2001 and 2000



                      Liabilities and Stockholders' Equity


                                                                                Dec. 31,             Dec. 31,
                                                                                  2001                  2000
                                                                                --------             --------
Current liabilities:

   Overdraft with bank                                                               $10                 -
   Accounts payable                                                              229,751               212,114
   Note payable, convertible(note 4)                                             147,000               137,000
   Accrued expenses and other liabilities(note 5)                                188,435                98,642

                Total current liabilities                                        565,196               447,756

Long-term liabilities:                                                              -                    -

                Total long-term liabilities                                         -                    -

Stockholders' equity:

   Common stock, par value $0.0001 per share.  Authorized 50,000,000
      shares; issued and outstanding 6,554,487 shares(note 3)                        656                   636
   Additional paid-in capital(note 3)                                            222,171               182,191
   Retained earnings(deficits)                                                 ($602,523)            ($419,950)

                Total stockholders' equity                                     ($379,696)            ($237,123)

                Total liabilities and stockholders' equity                      $185,500              $210,633



           See accompanying notes to consolidated financial statements



                            MIRACOM INDUSTRIES, INC.
                      Consolidated Statement of Operations
                     Years ended December 31, 2001 and 2000


                                                                             12 months                12 months
                                                                            Dec. 31, 2001            Dec. 31, 2000
                                                                            -------------            -------------

         Net sales                                                             $173,500                $1,760,732

         Cost of sales                                                          166,730                 1,700,150

                       Gross profit                                               6,770                    60,582

         Selling, general and administrative expenses(note 5)                   185,258                   235,307

                       Operating income(loss)                                 ($178,488)                ($174,725)

         Other income(expense):

              Interest expense                                                  ($3,285)                 ($13,233)

                       Income(loss) before income taxes                       ($181,773)                ($187,958)

         Income taxes                                                               800                       800

                       Net income(loss)                                       ($182,573)                ($188,758)


         Earnings per common share                                               ($0.03)                   ($0.03)


         Weighted average number of common shares                             6,488,734                 6,319,728





                See accompanying notes to consolidated financial statements



                            MIRACOM INDUSTRIES, INC.
                 Consolidated Statement of Stockholders' Equity
                     Years ended December 31, 2001 and 2000



                                          Common           Additional            Retained
                                          Stock          Paid-in capital       earnings(deficits)       Total
                                          -----          ---------------       ------------------       -----

 Balance at December 31, 1999               $618            82,209                ($231,192)           ($148,365)


 Issuance of common stock                     18            99,982                 -                     100,000

 Net income(loss)                             -                  -                ($188,758)           ($188,758)

 Balance at December 31, 2000               $636           182,191                ($419,950)           ($237,123)

 Issuance of common stock(note 3)             20            39,980                 -                      40,000

 Net income(loss)                             -                  -                ($182,573)           ($182,573)

 Balance at December 31, 2001               $656           222,171                ($602,523)           ($379,696)



           See accompanying notes to consolidated financial statements



                            MIRACOM INDUSTRIES, INC.
                      Consolidated Statement of Cash Flows
                     Years ended December 31, 2001 and 2000

                                                                                               12 Months            12 Months
                                                                                              Dec. 31, 2001        Dec. 31, 2000
                                                                                              -------------        -------------

       Cash flows from operating activities:
            Net income(loss)                                                                    ($182,573)           ($188,758)

            Adjustments to reconcile net income to net cash
               provided (used in) by operating activities:
                    Depreciation and amortization                                                   2,516                2,349
                    Decrease (increase) in accounts receivable                                     33,500            ($103,696)
                    (Increase) decrease in other receivable                                      ($13,059)              28,662
                    Decrease (increase) in inventories                                              1,323             ($16,179)
                    Decrease in other assets                                                          -                  1,843
                    Increase in overdraft with bank                                                    10             -
                    Increase in accounts payable                                                   17,637              184,945
                    Increase (decrease) in accrued expenses and other liabilities                  89,793              ($8,001)

                            Total adjustments                                                     131,720               89,923

                            Net cash provided (used in) by operating activities                  ($50,853)            ($98,835)

       Cash flows from investing activities:
                 Acquisition of property and equipment                                           -                     ($2,999)

                            Net cash provided (used in) by investing activities                  -                     ($2,999)

       Cash flows from financing activities:
                 Issuance of common stock                                                              20                   18
                 Increase in additional paid-in capital                                            39,980               99,982
                 Proceed from note payable, convertible                                            10,000             -
                 Proceed from long-term debt                                                     -                         800
                 Repayment of long-term debt                                                     -                     ($1,277)

                            Net cash provided (used in) by financing activities                    50,000               99,523

                            Net (decrease) increase in cash                                         ($853)             ($2,311)

       Cash at beginning of year                                                                      853                3,164

       Cash at end of year                                                                             $0                 $853


       Supplemental disclosure of cash flow information:
                 Cash payments during the year for interest and income tax                       -                        $883





       See accompanying notes to consolidated financial statements

MIRACOM INDUSTRIES, INC.
Notes to consolidated Financial Statements
December 31, 2001

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

INVENTORIES

Inventories, which consist of finished goods, are stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) basis. At December 31, 2001, the Company had inventories of $31,990 recorded at cost.

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

Income taxes consist of the minimum state franchise tax of $800. For the year ended December 31, 2001, no provision for federal income tax was made, because the Company is expected to be at a loss for the current year for federal income tax purposes. The ultimate establishment of provision for federal income tax is dependent upon the Company attaining future taxable earnings.

(2)  GOING CONCERN

The Company has incurred net losses of $182,573 and $188,758 for the year ended December 31, 2001 and 2000, respectively.

Management believes that the net loss of $182,573 for the year ended December 31, 2001 results mainly from the slowdown of the sales activities, $69,400 of deferred salaries for the Company's officers and $51,720 of professional service expenses, which are the integral portion (65%) of the total selling, general and administrative expenses. This matter raises substantial doubt about the Company's ability to continue as a going concern. If these expenses were not incurred, management believes that total selling, general and administrative expenses might be $64,138, resulting in net losses of $61,453 for the year ended December 31, 2001. In order to survive in an increasingly competitive mini phone market, the management decided to develop a new innovative consumer electronic products. The Company's continued existence is dependent upon the Company's ability to secure adequate investment for the successful completion of the development of the new products.

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

As of December 31, 2001, common stock status consists of the following:


   No. of shares                    Par      Common     Capital          Additional
      issued        Percent        value     stock    contribution    paid-in capital
      ------        -------        -----     -----    ------------    ---------------
     2,500,000       38.14%       $0.0001   $   250   $    2,500        $     2,250
     3,269,230       49.88%       $0.0001   $   327   $      327                -
       410,257        6.26%       $0.0001   $    41   $   80,000        $    79,959
       175,000        2.67%       $0.0001   $    18   $  100,000        $    99,982
       200,000        3.05%       $0.0001   $    20   $   40,000        $    39,980
     6,554,487      100.00%       $0.0001   $   656   $  222,827        $   222,171


As of December 31, 2001, neither subscription rights nor stock warrants were exercised.

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

           At December 31, 2001, an outstanding borrowing under the notes were $147,000, none of the notes were converted.

(5) DEFERRED COMPENSATION

           The Company incurred $69,400 of deferred salaries, the difference between the stated salaries ($102,000) at fair market value and the actual compensation ($32,600), for the services provided by the officers, which was charged to operations for the year ended December 31, 2001 and was reported as liabilities under the 'Current Liabilities' of the Consolidated Balance Sheet as of December 31, 2001. At December 31, 2001, none of the deferred compensation was actually paid.

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

(7) COMMITMENTS AND CONTINGENCIES

           At February 14, 2001, the Company entered into a noncancelable operating lease expiring through February, 2002 for office space.

           Future minimum lease payments under the operating lease as of December 31, 2001 are as follows:

                          Year ending December 31:

                              2002     $    1,987
                                       $    1,987


           Rent expense charged to operations for the year ended December 31, 2001 was $8,115.

           Based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(8)     REPORTABLE EVENT

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

In addition, the Company is obligated to issue additional shares of its common stock to the stockholders of Spiderfuel in the event certain agreed-upon goals are reached. As of December 31, 2001, the merger has not been fully executed and still was in a final completion process.