Form 10KSB/A
period 2001-12-31
MIRACOM INDUSTRIES INC
filed 2002-04-25
CIK 1092492

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934
                  for the Fiscal Year ended December 31, 2001.
                           COMMISSION FILE NO. 0-28135

                            MIRACOM INDUSTRIES, INC.
                            ------------------------

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

                                  COMMON STOCK
                                  ------------

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

[ ] As of December 31, 2000, the Company had approximately 7,272,590 shares of Common Stock issued.

                 ----------------------------------------------
                 INFORMATION REQUIRED IN REGISTRATION STATEMENT

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

Miracom's products will separate themselves from the competition by implementing improved functionality, unique designs and new technology, while maintaining economic feasability. Miracom's Mini Wireless Telephone is small, lightweight and has a contemporary design. It comes with a unique headphone/microphone accessory, thus making it completely handsfree, unlike some of its bulky, cumbersome and lesser- accessorized competitors.

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

                                    CALLER ID

Miracom's Sky Gem Caller ID unit is a compact and multi- featured stand-alone product, measuring just 3.2"(L) x 3.3"(W) x 1.7"(H). Some of its many features include a 72 name and number memory, a large 3-line LCD display, a real time clock and calendar and multi-lingual functionality (English, French and Spanish). Miracom's Caller ID unit is compatible with the industry-standard Bell Core 202 and v.23 specifications which are regulated by Bell Communications Research, a prominent research and testing lab for telecommunications and networking products in the U.S. Bell Core specifications are derived from the data signal sending method known as FSK or Frequency Shift Keying. Bell Core 202 is the American specification standard, while Bell Core v.23 is the European specification standard. We have two different Caller ID units, one that complies with the U.S. (202) specifications and one that complies with the European (v.23) specifications.

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

                         DIE-CUT RECORDABLE COMPACT DISC

Miracom Industries has a proprietary technology for die- cutting a compact disc and then formatting the disc to play audio format files. Standard compact discs measure 4 11/16 inches in diameter, and when their size or shape is disturbed, data can no longer be stored or played. Miracom's product, however, breaks this rule and can be cut into the shape of a flower basket, sports figure, heart, animation character or just about anything else. The Company is currently studying the market in the greeting card industry, particularly the idea of having Miracom CDs delivered with greeting cards, thus adding the value of sentiment without raising the purchase price of the greeting card.

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

As of and for the year ended, 2001, the Company's inventory turnover ratio was approximately 45, which means that we turned over our supplies in inventory approximately once every 8 days. The primary reason for our high turnover ratio is due to the higher cost of goods sold. The higher our cost of goods sold, the less margin we have on the sale of the product and the less inventory we can afford to keep on hand. As we launch our initial product line, our cost of goods sold will gradually decrease due to the fact that we will have developed and be producing many of our products in-house, using small parts or sub-assembly manufacturers (contract manufacturers) and conducting our own assembly and final packaging, thereby reducing our reliance on outside manufacturers who deliver the product in completed, ready-to-sell condition. This projection also assumes that all, or a significant number of our products are brought to market.

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

The PBX unit will be presented to direct sales companies covering catalog and television shopping. The strategy is to develop smaller distributors specializing in installation of multi-line system phones. Small distributors will initially be set up through a mail advertisement campaign and through telemarketing. Installation companies also have the built-in advantage of promoting new products, and directly educating consumers about Miracom's products. As such, we feel that it is more cost-effective, initially, to set up these telephone service contractors as distributors rather then spending money on mass- market advertising. After the communication specialists advise and recommend products to their clients, the sales approach will usually be on a one-on-one basis, providing the distributor with the opportunity to fully explain the features and benefits of owning Miracom's 900 MHz Digital Spread Spectrum PBX Phone Receiver.

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

Hardware MP3 players, however, are not yet a mass-consumed product. Software-based MP3 players are becoming popular on Internet sites because of the general availability of freely- downloadable MP3 from the Internet. Though consumer awareness is growing, Miracom projects that its MP3 Player product will not reach the general population until prices for MP3 players drop, due to the relatively high price of the unit as compared to Compact Disc players or portable cassette players. However, the advantages of MP3 are clear: the sound quality is exceptional; the unit is versatile in that a user can format any song; and up to 100 titles can be downloaded into a single memory chip. As a result, more and more companies are investing in MP3 technology and MP3 players. The Company's opinion is that within two years, MP3 players will come down in price, as did CD, and now DVD players, to a level for mass consumer appeal. Miracom's position is to observe the trend in demand for MP3 players and be ready for marketing at a point when the technology becomes widely popular. This means having all the technology, designing, and production ready for eventual marketing.

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

                                STOCK QUOTATIONS
                                   CLOSING BID

  Year ended:                                        High       Low
  -----------                                        ----       ---
     2001                                          $  1.25   $ 0.11

September 30, 2001                                 $  0.50   $ 0.11

June 30, 2001                                      $  1.01   $ 0.257

March 31, 2001                                     $  1.25   $ 0.313

December 30, 2000                                  $  1.25   $ 0.125

September 30, 2000                                 $  0.12   $ 0.125

June 30, 2000                                      $  0.12   $ 0.125

March 31, 2000                                     $  0.12   $ 0.125

December 31, 1999                                  $  1.62   $ 0.25

September 30, 1999                                 $  1.37   $ 1.00

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

The Company's projected expenditures over the next twelve months will be allocated amongst the Company's initial product line in order to bring the products to market. The Company's initial product line includes:

1. the Mini-Phone;
2. the Caller ID unit;
3. the MP3 Player;
4. the Recordable CD;
5. the FRS 2- Way Radio;
6. the Multi-Line Phone Amplifier;
7. the 900 MHz Digital Spread Spectrum PBX Phone Receiver; and
8. the FM Hands- Free Kit for cellular/PCS phones.

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

Capital commitments for the year ended December 31, 2001, were minimal, and these additional funds raised through private placements will be sufficient to meet the Company's obligations until the various sales initiations described herein are able to create increased cash flow. Revenues during the second full year following our initial product launch will be reserved for producing and marketing products and will be reinvested in production (to increase our inventory) and used for costs of doing business with chain outlets.

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

Kwang-Ho Lee Certified Public Accountant

April 11, 2002
--------------------------------------------------------------------------------




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

--------------------------------------------------------------------------------


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




See accompanying notes to consolidated financial statements
--------------------------------------------------------------------------------



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

--------------------------------------------------------------------------------


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





See accompanying notes to consolidated financial statements
--------------------------------------------------------------------------------




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





See accompanying notes to consolidated financial statements
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
In addition, the Company is obligated to issue additional shares of its common stock to the stockholders of Spiderfuel in the event certain agreed-upon goals are reached. As of December 31, 2001, the merger has not been fully executed and still was in a final completion process.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Directors and Executive Officers:

Jimmy K. Sung [President / Director], age 39, serves as the Company's President and Director, as well as being one of the original principals in Miracom Industries, prior to its acquisition. From 1995 to 1998, Mr. Sung served as a director of the Korean-based Woong Jin Media Corporation, as well as manager of its U.S. office. Woong Jin is involved in a variety of multimedia projects, including movie and music production, interactive software development, publication and international trading of semiconductors and consumer electronics. Prior to Woong Jin, from 1993 to 1995, Mr. Sung served as Project Division Manager at Kolon California Corporation, a U.S. subsidiary of Korean-based Kolon International Corporation, an international trading conglomerate. At Kolon, Mr. Sung was involved in international trading and new project development, including primary responsibility for joint venture projects with Sears, Roebuck & Co. and Starbucks Coffee Company.

Paul Kim [Vice President, Sales and Marketing / Secretary / Director], age 37, has served as the Company's Secretary and a Director since February, 1999, and had been involved with Miracom Industries, prior to its acquisition. From 1998 to 1999, Mr. Kim was President of Wetkins Distribution in Fullerton, California, a company involved in the import and distribution of restaurant- grade towel dispensing machines. From 1995 to 1998, Mr. Kim was Director of Sales and Marketing for P & C Synergy, Inc. Mr. Kim specializes in business development, financing, marketing and consulting. He has helped numerous individuals and companies with the organization, development, marketing and financing of businesses in various fields, including restaurant supply distribution, medical technology transfer, import/export, specialty and novelty product manufacturing and distribution, stainless steel cookware manufacturing, retail merchandising and hot towel dispenser distribution.

Jerry Sung [General Manager], age 32, has served as the Company's General Manager since June, 1999. From 1996 until 1999, Mr. Sung served as an Operations Manager at Binex Line Corporation, an international logistics company. Prior to that, from 1993 to 1996, he was a Teller Supervisor at First Interstate Bank. Mr. Sung received his B.S. in Business Administration from the California State University at Long Beach. Mr. Sung's experience will help the Company in distribution logistics, export documentation, accounting and office administration.

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

ITEM 10. EXECUTIVE COMPENSATION.





                           SUMMARY COMPENSATION TABLE

                                  Annual compensation              Long term compensation
                                  -------------------              ----------------------
                                                                Awards                 Payouts
                                                                ------                 -------
Name and       Year   Salary($)    Bonus($)  Other      Restricted    Securities     LTIP      All
Principal                                    annual     stock awards  underlying     payouts   other
position                                     compensation             options/SARs   ($)       compen-
                                             (Medical)                (#)                      sation
                                                                                               ($)
----------------------------------------------------------------------------------------------------
Jimmy K. Sung (President &   Director)
               2001    36000       0         0           0            0              0         0
               2000    36000       0         0           0            0              0         0
               1999    36000       0         0           0            0              0         0
               1998        0       0         0           0            0              0         0

Paul Kim  (Secretary &   Director)
               2001    36000       0         0           0            0              0         0
               2000    36000       0         0           0            0              0         0
               1999    36000       0         0           0            0              0         0
               1998        0       0         0           0            0              0         0

Jerry Sung  (General Manager)
               2001    30000       0         0           0            0              0         0
               2000    30000       0         0           0            0              0         0
               1999    30000       0         0           0            0              0         0
               1998        0       0         0           0            0              0         0


--------------------------------------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security ownership of certain beneficial owners. The table below identifies any individuals (including any "group") who is known to the company to be the beneficial owner of more than five percent of any class of the small business issuer's voting securities:


Title of       Name and address              Amount and nature   Percentage
class          of beneficial                 of beneficial       of class
               Owner                         ownership
-----          -------------                 -------------       --------

Common         Jimmy K. Sung                    3,128,205 (1)       49.2%
               14747 Artesia Boulevard, 1F
               La Mirada, CA 90638
Common         Jerry K. Sung                      324, 00           4.45%
               14747 Artesia Boulevard, 1F
               La Mirada, CA. 90638
Common         Paul Kim                            782,051          10.7%
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

Title of       Name and address              Amount and nature   Percentage
class          of beneficial                 of beneficial       of class
               Owner                         ownership
-----          -------------                 -------------       --------


Common         Jimmy K. Sung                   3,128,205 (1)       43.0%
               14747 Artesia Boulevard, 1F
               La Mirada, CA 90638

Common         Paul Kim                         782,051            10.7%
               14747 Artesia Boulevard, 1F
               La Mirada, CA 90638

Common         Jerry K. Sung                    324, 00            4.45%
               14747 Artesia Boulevard, 1F
               La Mirada, CA. 90638

Common         All Officers and               4,234,256           58.15%
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