Form 10QSB
period 2002-03-31
MIRACOM INDUSTRIES INC
filed 2002-05-20
CIK 1092492

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly
                          period ended March 31, 2002.
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 for the transition
                         period from _______ to _______.
                          COMMISSION FILE NO. 000-28135

                            MIRACOM INDUSTRIES, INC.
                            -------------------------

                 (Name of Small Business Issuer in its Charter)
Nevada,  U.S.A.                                        91-1982205
(State or other Jurisdiction                        (IRS Employer
of Incorporation or Organization)             Identification No.)


                226 Hampton Lane, La Habra, California 90631 USA
                    (Address of Principal Executive Offices)
                                 (714) 525-3791
                           (Issuer's Telephone Number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

As of March 31, 2002: 7,291,821 shares of Common Stock and were issued and outstanding.

================================================================================

              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information
------
Item 1.   Financial Statements (unaudited)

Item 2.   Managements Discussion and Analysis or Plan of
          Operation


Part II.  Other Information
-------
Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K


                                   SIGNATURES

================================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



                            MIRACOM INDUSTRIES, INC.
                        Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


                                  KWANG-HO LEE
                           Certified Public Accountant
                         3600 Wilshire Blvd., Suite 1416
                              Los Angeles, CA 90010


The Board of Directors
Miracom Industries, Inc.
Fullerton, California


We have reviewed the accompanying consolidated balance sheet of Miracom Industries, Inc. as of March 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the three-month period (January 1, 2002 through March 31, 2002) then ended, in accordance with Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Miracom Industries, Inc.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.





                                                     Kwang-Ho Lee
                                                     CERTIFIED PUBLIC ACCOUNTANT



May 10, 2002




                            MIRACOM INDUSTRIES, INC.
                           Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)



                                     Assets


                                                                     MARCH 31,
                                                                        2002
                                                                   -------------
Current assets:

       Cash                                                                 --
       Accounts receivable - trade, less allowance
         for doubtful accounts of $0                                     112,282
       Other receivable                                                   30,326
       Inventories                                                        31,990
                                                                        --------

                     Total current assets                                174,598

Property and equipment, at cost:

       Furniture, fixtures and equipment                                  16,081
                                                                        --------
                                                                          16,081
       Less: accumulated depreciation                                      6,773
                                                                        --------

                     Net property and equipment                            9,308

Other assets                                                                 965
                                                                        --------

                     Total assets                                       $184,871
                                                                        ========



See accompanying notes to consolidated financial statements



                            MIRACOM INDUSTRIES, INC.
                           Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          MARCH 31,
                                                                            2002
                                                                        -------------
Current liabilities:

       Overdraft with bank                                                 $      10
       Accounts payable                                                      229,751
       Note payable, convertible (note 4)                                    147,000
       Accrued expenses and other liabilities                                219,884
                                                                           ---------

                     Total current liabilities                               596,645

Long-term liabilities:                                                          --
                                                                           ---------

                     Total long-term liabilities                                --

Stockholders' equity:

       Common stock, par value $0.0001 per share.  Authorized 50,000,000
            shares; issued and outstanding 7,291,821 shares (note 3)             729
       Additional paid-in capital (note 3)                                   284,130
       Retained earnings (deficits)                                        ($696,633)
                                                                           ---------

                     Total stockholders' equity                            ($411,774)

                                                                           ---------

                     Total liabilities and stockholders' equity            $ 184,871
                                                                           =========



See accompanying notes to consolidated financial statements






                            MIRACOM INDUSTRIES, INC.
                      Consolidated Statement of Cash Flows
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                          Three months  Three months
                                                                            March 31,     March 31,
                                                                               2002        2001
                                                                          --------------------------

Cash flows from operating activities:
      Net income(loss)                                                        ($94,110)   ($36,792)
                                                                              --------    --------

      Adjustments to reconcile net income to net cash provided (used in) by operating activities:
            Depreciation and amortization                                          629         629
            Decrease in accounts receivable                                       --        52,000
            Increase in other receivable                                          --      ($ 2,180)
            Decrease in accounts payable                                          --      ($30,000)
            Increase in accrued expenses and other liabilities                  31,449      15,525
                                                                              --------    --------

                   Total adjustments                                            32,078      35,974
                                                                              --------    --------

                   Net cash provided (used in) by operting activities         ($62,032)   ($   818)
                                                                              --------    --------

Cash flows from investing activities:
            Acquisition of property and equipment                                 --          --
                                                                              --------    --------

                   Net cash provided (used in) by investing activities            --          --
                                                                              --------    --------

Cash flows from financing activities:
            Issuance of common stock                                                73        --
            Increase in additional paid-in capital                              61,959        --
                                                                              --------    --------

                   Net cash provided (used in) by financing activities          62,032        --
                                                                              --------    --------

                   Net decrease in cash                                       $      0    ($   818)
Cash at beginning of period                                                       --           853
                                                                              --------    --------

Cash at end of period                                                         $      0    $     35
                                                                              ========    ========

Supplemental disclosure of cash flow information:
            Cash payments during the period for interest and income tax           --          --
                                                                              ========    ========


See accompanying notes to consolidated financial statements

                            MIRACOM INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)



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

      On April 25, 1999, Bigway, Inc. approved a Resolution of the Board of Directors whereby it authorized a `Corporate Combination Agreement', executed and accepted as effective April 26, 1999. In accordance with the `Agreement', the Company acquired a Miracom Industries, a California sole proprietorship engaged in developing and manufacturing new and innovative consumer electronic products. Simultaneous with the consummation of the acquisition, Bigway, Inc. changed its name to Miracom Industries, Inc., whose main office is located in California, focusing its business direction on the manufacture of the electronic products and distributing them to major department stores and wholesalers throughout the United States.

      For both financial and income taxes reporting purposes, the Company utilizes calendar year-end accounting period. The Company's fiscal year subsequent to the acquisition ends December 31.

      REVENUE RECOGNITION

      The Company recognizes revenue from product sales upon shipment. The Company does not provide a specific return policy. When the products are returned, the Company normally exchanges the products or provides credits to the customers. The returned products are directly shipped out to the supplier and receive new products or credits from the supplier. The Company does not provide sales discounts to the customers.

      INVENTORIES

      Inventories, which consist of finished goods, are stated at the lower of cost of market, with cost determined on the first-in, first-out (FIFO) basis. At March 31, 2002, the Company had inventories of $31,990 recorded at cost.

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

      Income taxes consist of the minimum state franchise tax of $800. For the three-month period ended March 31, 2002, no provision for federal income tax was made, because the Company is expected to be at a loss for the current year for federal income tax purposes. The ultimate establishment of provision for federal income tax is dependent upon the Company attaining future taxable earnings.

(2)   GOING CONCERN

      The Company has incurred net losses of $94,110 and $36,792 for the three-month period ended March 31, 2002 and 2001, respectively. Management believes that the net loss of $94,110 for the three-month period ended March 31, 2002 results mainly from the absence of the sales activities, $25,500 of deferred salaries for the Company's officers and $64,000 of professional service expenses, which are the integral portion (90%) of the total selling, general and administrative expenses. This matter raises substantial doubt about the Company's ability to continue as a going concern. If these expenses were not incurred, management believes that total selling, general and administrative expenses might be $3,810, resulting in net losses of $4,610 for the three-month period ended March 31, 2002. In order to survive in an increasingly competitive mini phone market, the management decided to develop new innovative consumer electronic products. The Company's continued existence is dependent upon the Company's ability to secure adequate investment for the successful completion of the development of the new products.

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

(3)   COMMON STOCK

      At March 31, 2002, common stock status consists of the following:

         No. of shares                                                                     Capital              Additional
            issued              Percent         Par Value         Common Stock          contribution          Paid-in capital
      --------------------    -------------     -----------      ----------------     ------------------     ------------------
             2,500,000         34.28%            $0.0001             $ 250               $  2,500                 $ 2,250
             3,269,230         44.83%            $0.0001             $ 327               $    327                      -
               460,257          5.63%            $0.0001             $ 41                $ 80,000                 $ 79,959
               175,000          2.40%            $0.0001             $ 18                $100,000                 $ 99,982
               200,000          2.74%            $0.0001             $ 20                $ 40,000                 $ 39,980
               324,000          4.44%            $0.0001             $ 32                $     32                   -
               413,334          5.67%            $0.0001             $ 41                $ 62,000                 $ 61,959
      -----------------     ---------------    ---------------     -------------     ---------------       -------------------
             7,291,821         100.00%         $0.0001             $    729              $284,859                 $284,130
      -----------------     ---------------    ---------------     -------------     ---------------       -------------------

      As of March 31, 2002, neither subscription rights nor stock warrants were exercised.

(4)   NOTE PAYABLE, CONVERTIBLE

      At June 14, 1999, July 13, 1999, August 31, 1999, October 18 and 29, 1999,
      August 14 and 23, 2001, the Company has 10% notes payable of $20,000, $20,000, $12,000, $50,000 and $35,000, $5,000 and $5,000, respectively, maturing October 31, 2001, August 13 and 22, 2002 and convertible at $1.00 per share. The principle sums of the notes are payable at maturity date, and the interests are payable on the principle sums outstanding form time to time in arrears on the maturity date, at the rate of ten (10) percent per annum accruing from the date of initial issuance. Any or all of the principle or any portion of the principle of the notes, including accrued interests, are convertible into the Company's common stock shares at $1.00 per share, at the notes holder's option, at any time commencing one year after the closing date until maturity. At March 31, 2002, an outstanding borrowing under the notes were $147,000, none of the notes were converted.

(5)   DEFERRED COMPENSATION

      The Company incurred $25,500 of deferred salaries, the difference between the stated salaries ($25,500) at fair market value and the actual compensation (none), for the services provided by the officers which was charged to operations for the three-month period ended March 31,2002 and was reported as liabilities under the `Current Liabilities" of the Consolidated Balance Sheet as of March 31, 2002. At March 31, 2002, none of the deferred compensation was actually paid.

(6)   FAIR VALUES OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The carrying values of cash, receivable, account payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying amount of note payable, convertible approximates fair value. The estimated fair value of the note is based upon the current rate at which the Company could borrow fund with a similar maturity.

(7)   COMMITMENTS AND CONTINGENCIES

      At January 2, 2002, the Company entered into a noncancelable operating lease expiring through December 2002 for office space. Future minimum lease payments under the operating lease as of March 31, 2002 are as follows:
                                                       Year ending December 31:
                                                        2002         $ 9,000
                                                                     -------
                                                                     $ 9,000
                                                                     -------

      Rent expense charged to operations for the three-month period ended March 31, 2002 was $9,000.

      Based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.


(8)   REPORTABLE EVENT

      On April 30, 2002, the Company and Spiderfuel, Inc., a Delaware corporation ("Spiderfuel"), agreed to be discharged from a merger agreement pursuant to which Spiderfuel was supposed to be merged with and into the Company, with the Company remaining as the surviving corporation, due to Spiderfuel, Inc.'s gross negligence in completing the merger. The Company plans to seek additional capital through a merger with a prospective company soon.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Incorporated by reference to our Form 10-SB, as filed on November 11, 1999.
(b) Reports on Form 8-K.

We did not file any reports on Form 8-K during the three-month period ended March 31, 2002.

================================================================================


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED: MAY 18, 2002     BY: /S/ JIMMY K. SUNG       BY: /S/ PAUL KIM
                             ---------------------       --------------------
                             JIMMY K. SUNG             PAUL KIM
                             CHAIRMAN                  SECRETARY AND DIRECTOR
                             AND PRESIDENT
                                                                               8