Form 10QSB
period 2002-06-30
MIRACOM INDUSTRIES INC
filed 2002-08-19
CIK 1092492

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly

          period ended June 30, 2002.

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

(State or other Jurisdiction                                                                           (IRS Employer Identification No.)

of Incorporation or Organization)

226 Hampton Lane, La Habra, California 9063

(Address of Principal Executive Offices)

(714) 525-3791

(Issuer's Telephone Number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

As of June 30, 2002: 7,291,821 shares of Common Stock and were issued and outstanding.

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

          SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

KWANG-HO LEE

Certified Public Accountant

3600 Wilshire Blvd., Suite 1416

Los Angeles, CA 90010

The Board of Directors

Miracom Industries, Inc.

La Habra, California

We have reviewed the accompanying consolidated balance sheet of Miracom Industries, Inc. as of June 30,2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the six-month period (January 1, 2002 through June 30, 2002) then ended, in accordance with Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Miracom Industries, Inc.

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

                                                                           /s/ Kwang-Ho Lee

                                                                           Kwang-Ho Lee

                                                                           Certified Public Accountant

August 2, 2002

	MIRACOM INDUSTRIES, INC.
	Consolidated Balance Sheet
	June 30, 2002
	(Unaudited)
Assets
		June 30,
		2002
Current assets:
Cash		-
Accounts receivable - trade, less allowance for doubtful accounts of $0		112,282
Other receivable		30,326
Inventories		31,990

Total current assets		174,598
Property and equipment, at cost:

Furniture, fixtures and equipment		16,081
		16,081
Less: accumulated depreciation		7,402

	Net property and equipment	8,679
Other assets		965

Total assets		$184,242

Liabilities and Stockholders' Equity
June 30,
2002
Current liabilities:

Overdraft with bank	$10
Accounts payable	229,751
Note payable, convertible (note 4)	147,000
Accrued expenses and other liabilities	250,470

Total current liabilities	627,231

Long-term liabilities:	-
Total long-term liabilities	-
Stockholders' equity:

Common stock, par value $0.0001 per share. Authorized 50,000,000
shares; issued and outstanding 7,291,821 shares (note 3)	729
Additional paid-in capital (note 3)	284,130
Accumulated deficits	($727,848)

Total stockholders' equity	($442,989)

Total liabilities and stockholders' equity	$184,242

See accompanying notes to consolidated financial statements

MIRACOM INDUSTRIES, INC.
Consolidated Statement of Operations
Six months ended June 30, 2002 and 2001
(Unaudited)
	Three months June 30, 2002	Six months June 30, 2002	Three months June 30, 2001	Six months June 30,2001
Net sales	-	-	$173,500	$173,500
Cost of sales	-	-	166,560	166,730
Gross profit	-	-	6,940	6,770
Selling, general and administrative expenses (note 5)	31,129	124,290	69,852	104,946
Operating income(loss)	($31,129)	($124,290)	($62,912)	($98,176)
Other income(expense):
Interest expense	($86)	($235)	($1,616)	($2,344)
Income(loss) before income taxes	($31,215)	($124,525)	($64,528)	($100,520)
Income taxes	-	800	-	800
Net income(loss)	($31,215)	($125,325)	($64,528)	($101,320)
Earnings per common share	($0.00)	($0.02)	($0.01)	($0.02)
Weighted average number of common shares	7,291,821	7,291,821	6,488,553	6,421,890

MIRACOM INDUSTRIES, INC.
Consolidated Statement of Stockholders' Equity
Six months ended June 30, 2002
(Unaudited)

	Common Stock	Additional Paid-in capital	Accumulated Deficits	Total

Balance at December 31, 2001	$656	222,171	($602,523)	($379,696)

Issuance of common stock(note 3)	73	61,959		62,032

Net income(loss)	-	-	($125,325)	($125,325)

Balance at June 30, 2002	$729	284,130	($727,848)	($442,989)

See accompanying notes to consolidated financial statements

MIRACOM INDUSTRIES, INC.
Consolidated Statement of Cash Flows
Six months ended June 30, 2002 and 2001
(Unaudited)

	Six months June 30, 2002	Six months June 30, 2001

Cash flows from operating activities:
Net income(loss)	($125,325)	($101,320)

Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation and amortization	1,258	1,258
Decrease in accounts receivable	-	18,500
Increase in other receivable	-	($13,359)
Increase in accounts payable	-	28,960
Increase in accrued expenses and other liabilities	62,035	25,165

Total adjustments	63,293	60,524

Net cash provided (used in) by operating activities	($62,032)	($40,796)

Cash flows from investing activities:
Acquisition of property and equipment	-	-

Net cash provided (used in) by investing activities	-	-

Cash flows from financing activities:
Issuance of common stock	73	20
Increase in additional paid-in capital	61,959	39,980

Net cash provided (used in) by financing activities	62,032	40,000

Net decrease in cash	$0	($796)
Cash at beginning of period	-	853

Cash at end of period	$0	$57

Supplemental disclosure of cash flow information:
Cash payments during the period for interest and income tax	-	-

See accompanying notes to consolidated financial statements

MIRACOM INDUSTRIES, INC.

Notes to Consolidated Financial Statements

June 30, 2002

(Unaudited)

1.    Summary of Significant Accounting Policies

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

On April 25, 1999, Bigway, Inc. approved a Resolution of the Board of Directors whereby it authorized a Corporate Combination Agreement, executed and accepted as effective April 26, 1999. In accordance with the Agreement, the Company acquired a Miracom Industries, a California sole proprietorship engaged in developing and manufacturing new and innovative consumer electronic products. Simultaneous with the consummation of the acquisition, Bigway, Inc. changed its name to Miracom Industries, Inc., whose main office is located in California, focusing its business direction on the manufacture of the electronic products and distributing them to major department stores and wholesalers throughout the United States.

For both financial and income taxes reporting purposes, the Company utilizes calendar year-end accounting period. The Companys fiscal year subsequent to the acquisition ends December 31.

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

    Inventories

Inventories, which consist of finished goods, are stated at the lower of cost of market, with cost determined on the first-in, first-out (FIFO) basis. At June 30, 2002, the Company had inventories of $31,990 recorded at cost.

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

    Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes”, which was adopted in 1999. The assets and liability approach used in SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities.

Income taxes consist of the minimum state franchise tax of $800. For the six-month period ended June 30, 2002, no provision for federal income tax was made, because the Company is expected to be at a loss for the current year for federal income tax purposes. The ultimate establishment of provision for federal income tax is dependent upon the Company attaining future taxable earnings.

2.    Going Concern

The Company has incurred net losses of $125,325 and $101,320 for the six-month period ended June 30, 2002 and 2001, respectively.

Management believes that the net loss of $125,325 for the six-month period ended June 30, 2002 results mainly from the absence of the sales activities, $51,000 of deferred salaries for the Company’s officers and $66,000 of professional service expenses, which are the integral portion (94%) of the total selling, general and administrative expenses. This matter raises substantial doubt about the Company’s ability to continue as a going concern. If these expenses were not incurred, management believes that total selling, general and administrative expenses might be $7,290, resulting in net losses of $8,325 for the six-month period ended June 30, 2002. In order to survive in an increasingly competitive mini phone market, the management decided to develop new innovative consumer electronic products. The Company’s continued existence is dependent upon the Company’s ability to secure adequate investment for the successful completion of the development of the new products.

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

3.    Common Stock

At June 30, 2002, common stock status consists of the following:

No. of Shares Issued	Percent	Par Value	Common Stock	Capital Contribution	Additional Paid-In Capital
2,500,000	34.28%	$0.0001	$ 250	$ 2,500	$ 2,250
3,269,230	44.83%	$0.0001	$ 327	$ 327	-
460,257	5.63%	$0.0001	$ 41	$ 80,000	$ 79,959
175,000	5.63%	$0.0001	$ 18	$ 100,000	$ 99,982
200,000	2.40%	$0.0001	$ 20	$ 40,000	$ 39,980
324,000	4.44%	$0.0001	$ 32	$ 32	-
413,334	5.67%	$0.0001	$ 41	$ 62,000	$ 61,959
7,291,821	100.00%	$0.0001	$ 729	$ 284,859	$ 284,130

As of June 30, 2002, neither subscription rights nor stock warrants were exercised.

4.    Note Payable, Convertible

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

Any or all of the principle or any portion of the principle of the notes, including accrued interests, are convertible into the Company’s common stock shares at $1.00 per share, at the notes holder’s option, at any time commencing one year after the closing date until maturity.

At June 30, 2002, an outstanding borrowing under the notes were $147,000, and none of the notes were converted.

5.    Deferred Compensation

The Company incurred $51,000 of deferred salaries, the difference between the stated salaries ($51,000) at fair market value and the actual compensation (none), for the services provided by the officers which was charged to operations for the six-month period ended June 30, 2002 and was reported as liabilities under the ‘Current Liabilities” of the Consolidated Balance Sheet as of June 30, 2002.

At June 30, 2002, none of the deferred compensation was actually paid.

6.    Fair Values of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”. The carrying values of cash, receivable, account payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying amount of note payable, convertible approximates fair value. The estimated fair value of the note is based upon the current rate at which the Company could borrow fund with a similar maturity.

7.    Commitments and Contingencies

At January 2, 2002, the Company entered into a noncancelable operating lease expiring through December 2002 for office space.

Future minimum lease payments under the operating lease as of June 30, 2002 are as follows:

                                      Year ending December 31:

                                      2002                                              $ 6,000

                                                                                           $ 6,000

Rent expense charged to operations for the six-month period ended June 30, 2002 was $6,000.

Based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

8.    Subsequent Event

On July 16, 2002, the Company and Axesstel, Inc., a California corporation (“Axesstel”), entered into a combination agreement pursuant to which the Company shall acquire all of the issued and outstanding shares of Axesstel in exchange solely for the number of shares of the Company’s authorized but unissued shares of common stock. Pursuant to the agreement, all of the shareholders of Axesstel will exchange their shares of Axesstel which will become a wholly-owned subsidiary of the Company. The Company will then change its name to “Axesstel Holding, Inc., a Nevada Corporation.”

As of the report date, the combination has not yet been fully executed but was on a final completion stage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Miracom Industries was an importer/exporter and wholesaler of consumer electronics products. Many of the Company's products were either proprietary, developed internally, or were exclusive to the Company under licensing agreements. During the second quarter, the company essentially ceased its import/export business, and, instead, focused on identification of a suitable business enterprise to acquire or to joint venture with, as its existing line of business was not profitable.  Several creditors were approached with the intent of resolving their claims in exchange for equity in the company and some were considering this proposal.

    During the second quarter, the company lost $31,215 and had no revenues for the period.  The expenses were primarily due to legal and and accounting charges. The company believes that with identification of a new line of business, these trends can be reversed.

    Subsequent to June 30, 2002, the company entered into a tentative agreement with Axesstel.com, Inc. which is in the final stages of investigation and due diligence as of the date of the filing of this report.  Final commitment of the two companies to a merger or acquisition is dependent upon the results of an exchange offer currently underway with respect to Axesstel shareholders.  If the minimum number of Axesstel shares and shareholders do not commit to the exchange, then the project will be cancelled.  Resolution of this offer is anticipated to occur on or about August 19, 2002.

    A number of creditors have agreed to accept compromises of their debts so long as the acquisition of Axesstel goes forward.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

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

MIRACOM INDUSTRIES, INC.

Date: August 15, 2002                                    By: /s/ Jimmy K. Sung

                                                                        Jimmy K. Sung

                                                                        President, Chairman

Date: August 15, 2002                                    By: /s/ Paul Kim

                                                                         Paul Kim

                                                                         Secretary, Director

Exhibit 99.1 - Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Miracom Industries, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jimmy K. Sung, President and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

    (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities

            Exchange Act of 1934; and

    (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jimmy K. Sung

President/Chairman

Date: August 15, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Miracom Industries, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Kim, Secretary and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

    (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities

            Exchange Act of 1934; and

    (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Paul Kim

Secretary/Director

Date: August 15, 2002