Form 10QSB
period 2002-09-30
AXESSTEL INC
filed 2002-11-20
CIK 1092492

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

AXESSTEL, INC.

(name of small business issuer as specified in its charter)

Nevada	000-28135	91-1982205
State of Incorporation	Commission File Number	IRS Employer Identification Number

6305 Lusk Boulevard, San Diego, California 92121

 (address of principal executive offices)

(858) 625-2100

(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of September 30, 2002, the Company had 6,077,816 shares of common stock issued and outstanding.

Part 1

ITEM 1:   Financial Statements

INDEPENDENT ACCOUNTANTS'

REVIEW REPORT

The Board of Directors

Axesstel, Inc. and Subsidiaries

San Diego, California

We have reviewed the accompanying consolidated balance sheet of Axesstel, Inc. and subsidiaries as of September 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine-month period (January 1, 2002 through September 30, 2002) then ended, in accordance with Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Axesstel, Inc. and subsidiaries.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                                           /s/ Kenny H. Lee CPA Group, Inc.

                                                                                                                                                 KENNY H. LEE CPA GROUP, INC.

November 8, 2002

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2002 (Unaudited)

Sept. 30, 2002
ASSETS
Current assets

Cash and cash equivalents	$ 592,218
Accounts receivable, net of allowance for doubtful accounts of $0	1,666,181
Investment in government bond	360
Inventories	31,990
Prepayments and other current assets	536,754

Total current assets	2,827,503

Property and equipment, net (note 3)	840,930

Other assets (note 4)	1,076,679

Total assets	$ 4,745,112

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable	$ 179,716
Deferred tax liability (note 5)	480,666
Current installments of obligations under capital leases (note 6)	198,229
Accrued expenses and other liabilities	730,435

Total current liabilities	1,589,046

Long-term liabilities

Obligations under capital leases, excluding current installments (note 6)	160,062

Total long-term liabilities	160,062

Commitments and contingencies

Stockholders' equity

Common stock, $0.001 par value per share. Authorized 50,000,000 shares; 6,077,816 shares issued and outstanding (note 7)	6,078
Additional paid-in capital	3,096,012
Accumulated other comprehensive loss	(11,139)
Accumulated deficits	(94,947)

Total stockholders' equity	2,996,004

Total liabilities and stockholders' equity	$ 4,745,112

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Nine-Month Periods Ended September 30, 2002 and 2001 (Unaudited)

	Three months Sept. 30, 2002	Nine months Sept. 30, 2002	Three months Sept. 30, 2001	Nine months Sept. 30, 2001
Net Sales	$ 2,772,774	$ 5,971,994	$ -	$ 173,500

Cost of goods sold	826,341	3,136,568	-	166,730

Gross Profit	1,946,433	2,835,426	-	6,770

Selling, general and administrative expenses	858,935	1,877,223	51,264	156,210

Operating Income (loss)	1,087,498	958,203	(51,264)	(149,440)

Other income (expense)
Interest income and other income	5,612	336,128	-	-
Loss from sale of marketable securities	(41,987)	(41,987)	-	-
Interest expense and other expense	(8,263)	(27,951)	(618)	(2,962)

Total other income (expense)	(44,638)	266,190	(618)	(2,962)

Income (loss) before income taxes	1,042,860	1,224,393	(51,882)	(152,402)

Provision for income taxes	459,343	543,820	-	800

Net income (loss)	583,517	680,573	(51,882)	(153,202)

Other comprehensive income (loss)
Foreign currency translation adjustment	(13,612)	(11,139)	-	-

Comprehensive income (loss)	$ 569,905	$ 669,434	($51,882)	($153,202)

Basic and diluted earnings (loss) per common share	$ 0.08	$ 0.09	($0.01)	($0.02)

Weighted average number of common shares	6,763,993	7,113,955	6,554,487	6,466,575

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine-Month Period Ended September 30, 2002 (Unaudited)

				Accumulated Other		Total Stockholders'
	Common Stock		Additional Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficits	(Deficit)
Balance at December 31, 2001	6,554,487	$ 656	$ 222,171	$ -	$ (602,523)	$ (379,696)
Stock issued for services	737,334	73	61,959			62,032
One-to-twenty nine reverse split	(7,044,733)	(482)	(274,332)			(274,814)
Stock issued for debts assumed by certain shareholder	20,690	21	250,606			250,627
Stock issued for payment of outstanding debts	57,425	57	229,547			229,604
Stock issued for conversion of debts	57,000	57	157,318			157,375
Stock issued for consultant services	141,789	142	204,368			204,510
Stock issued for conversion of Series A preferred stock	1,331,404	1,331	1,838,669			1,840,000
Stock issued for conversion of Series B preferred stock	605,184	605	299,395			300,000
Stock issued for acquisition and others	3,617,236	3,617	106,311		(172,997)	(63,069)
Cumulative translation adjustment				(11,139)		(11,139)
Net Income (loss)					680,573	680,573
Balance at September 30, 2002	6,077,816	$ 6,078	$ 3,096,012	$ (11,139)	$ (94,947)	$2,996,004

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-Month Periods Ended September 30, 2002 and 2001 (Unaudited)

	2002	2001
Cash flow from operating activities:
Net Income (loss)	$ 680,573	$ (153,202)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	146,717	1,887
Loss from sale of marketable securities	41,987	-
(Increase) decrease in
Accounts receivable	(1,553,899)	33,500
Prepayments and other current assets	(506,428)	(13,059)
Inventories	-	1,323
Prepaid security deposits - other assets	(48,165)	-
Increase (decrease) in
Overdraft with bank	(10)	-
Accounts payable	(50,035)	17,637
Deferred tax liability	480,666	-
Accrued expenses and other liabilities	542,000	61,780
Total adjustments	(947,167)	103,068
Net cash provided by (used in) operating activities	(266,594)	(50,134)

Cash flow from investing activities:
Acquisition of property and equipment	(1,042,887)	-
Acquisition of intangible assets (license) - other assets	(500,000)	-
Acquisition of intangible assets (goodwill) - other assets	(269,889)	-
Acquisition of intangible assets (development costs) - other assets	(229,695)	-
Proceeds from marketable securities	64,316	-
Increase in investment in government bond	(360)	-
Net cash provided by (used in) investing activities	(2,005,515)	-

Cash flow from financing activities:
Issuance of stock for compensation	73	20
One-to-twenty nine reverse split	(482)	-
Issuance of stock for debts assumed	21	-
Issuance of stock for payment of debts	57	-
Issuance of stock for conversion of debts	57	-
Issuance of stock for services rendered	142	-
Issuance of stock for conversion of preferred stock	1,936	-
Increase in additional paid-in capital	2,662,371	39,980
Proceeds from note payable, convertible	-	10,000
Repayment of note payable, convertible	(147,000)	-
Increase in obligations under capital leases	583,640	-
Principal repayments under capital lease obligations	(225,349)	-
Net cash provided by (used in) financing activities	2,875,466	50,000

Cumulative translation adjustment	(11,139)	-

Net increase (decrease) in cash and cash equivalents	592,218	(134)

Cash and cash equivalents at beginning of period	-	853
Cash and cash equivalents at end of period	$ 592,218	$ 719

Supplemental disclosure of cash flow information:
Cash paid during the period for:	$ -	$ -
Interest	$ 800	$ -
Income tax

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 (Unaudited)

(1) Organization and Line of Business

Axesstel, Inc. (the Company), formerly named as Miracom Industries, Inc., was incorporated in the state of Nevada on March 12, 1996. Miracom industries, Inc. was a shell corporation with no other material operations until the acquisition.

On July 16, 2002, Miracom Industries, Inc. entered into a 'Corporate Combination Agreement' with Axesstel, Inc., a California Corporation, executed and accepted as effective August 22, 2002. Pursuant to the 'Agreement', Miracom Industries, Inc. acquired Axesstel, Inc., a California Corporation engaging in developing, designing, and marketing telecommunication products such as WLL CDMA and TDD with state-of-the art high speed data access modules based on Qualcomm's High Data Rate (HDR) technology.  In accordance with the 'Agreement', Axesstel, Inc., a California Corporation, became a wholly owned subsidiary of Miracom Industries, Inc.  Simultaneous with the consummation of the acquisition, Miracom Industries, Inc. changed its name to Axesstel, Inc., with its main office located in California, focusing its business direction on telecommunication products development and design and distributing the products to overseas markets such as the third world developing countries and to the domestic telecommunication wholesalers.

The Company established a wholly owned subsidiary named 'Axesstel Korea, Ltd.' in Korea in July 2000 and a branch office in Korea in July 2002, in order to engage in research and development activities and to outsource manufacturers of telecommunication products and parts.

(2) Summary of Significant Accounting Policies

Affirmative Statement

The accompanying consolidated financial statements have been adjusted to include all adjustments which in the opinion of the management of the Company are necessary in order to make the consolidated financial statements not misleading.

Principles of Consolidation

The consolidated financial statements include the accounts of Axesstel, Inc. and its wholly owned subsidiaries, Axesstel, Inc., a California Corporation and Axesstel Korea, Ltd. and its branch office in Korea. All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition

Revenues on product sales are generally recognized when products are shipped. The Company does not provide a specific return policy. When the products are returned, the Company normally exchanges the products or provides credits to the customers. The returned products are directly shipped out to the supplier and receive new products or credits from the supplier. The Company does not provide sales discounts to the customers.

Comprehensive Income

For the nine-month period ended September 30, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are expensed as paid, and expenditures that increase the useful life of the asset are capitalized.

For financial reporting purposes, depreciation is provided using the straight-line method over the following estimated useful lives of the respective assets.

Machinery and equipment	5 to 6 years
Office equipment	5 to 6 years
Furniture and fixtures	6 to 7 years
Leasehold improvements	5 to 6 years

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities of these instruments.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes", which was adopted in 1999.

In accordance with SFAS No. 109, Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Earnings per Share

The Company utilizes SFAS No. 128, "Earnings per Share." A basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Foreign Currency Exchange Gains and Losses

The reporting currency for the Company is the United States dollar. The functional currency of the Company's foreign subsidiary is the Korean won. Subsidiary's assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of accumulative other comprehensive income (loss) in shareholders' equity. Foreign currency transaction gains and losses are recorded in the statements of operations and comprehensive loss as a component of general and administrative expense.

Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Risks and Concentrations

Ongoing customer credit evaluations are performed by the Company, and collateral is not required. The Company maintains allowances for potential returns and credit losses. Management believes that no allowance is needed at September 30, 2002.

The Company's products include components subject to rapid technological change. Significant technological change could adversely affect the Company's operating results and subject the Company to product returns. While the Company has ongoing programs to minimize the adverse effect of such changes and considers technological change in estimating its allowances, such estimates could change in the future.

Two customers accounted for 45% and 35% of the Company's net revenues for the nine-month period ended September 30, 2002. At September 30, 2002, the amounts due from such customers were $292,300 and $800,000, respectively, which were included in accounts receivable.

For the nine-month period ended September 30, 2002, the Company purchased approximately 99% of its products from one supplier. At September 30, 2002, the amount due to such supplier was $80,465, which was included in accounts payable.

(3)    Property and Equipment

Property and equipment at September 30, 2002 consist of the following:

                        Machinery and equipment                                       $ 864,342

                        Office equipment                                                           165,010

                        Furniture and fixtures                                                     25,400

                        Leasehold improvements                                                 4,218

                                                                                                              1,058,970

                        Less: accumulated depreciation                                 218,040

                                       Total                                                              $ 840,930

Depreciation expense was $146,717 for the nine-month period ended September 30, 2002.

(4)    Other Assets

Other assets consist of security deposits, licensing fee, development costs and goodwill.

Licensing Fee – Related Party Transaction

In November 2000, Axesstel, Inc. ("Axesstel"), a California Corporation, a wholly owned subsidiary, entered into a 'Subscriber Unit License Agreement (the "Agreement") with Qualcomm, Inc. and obtained a license of CDMA (Code Division Multiple Access) technology, Qualcomm's intellectual property, to manufacture and sell Subscriber Units and to purchase certain components and equipment from time to time under regular price orders.

The 'Agreement' called for the "Up-Front License Fee" of $3,000,000, payable with Axesstel's Series B Preferred Stock for $1,500,000 and the variable five installment payments for the remaining $1,500,000 maturing no later than three hundred sixty (360) days after the effective date, with no interest.

Pursuant to the 'Agreement', Axesstel issued 2,000,000 shares of Series B Preferred Stock for the purchase price of $0.75 per share of Series B Preferred Stock in November 2000.

In March 2002, the terms and conditions of the 'Agreement' were amended again. Pursuant to the 'Amended Agreement', $3,000,000 of the "Up-Front License Fee" was reduced to $500,000, and by reducing the purchase price of Axesstel's Series B Preferred Stock from $0.75 to $0.15 per share and retaining the number of Series B Preferred Stock at 2,000,000 shares, the remaining balance of $300,000 as of the Amendment date was acknowledged as fully paid.

In accordance with the 'Amended Agreement', Axesstel was granted a personal, nontransferable, worldwide and nonexclusive license under Qualcomm's Intellectual Property to make, import, use and sell, lease or otherwise dispose of CDMA Modem Cards solely for Wireless Applications.

In August 2002, 2,000,000 shares of Series B Preferred Stock were converted into 605,184 shares of common stock at the rate of 0.302591758, pursuant to the 'Corporation Combination Agreement' dated July 16, 2002.

Development Costs

In September 2002, the Company's branch office in Korea entered into product development contracts with certain developers in Korea, including development costs of $229,695.

Since management believes that the development costs have alternative future uses, those costs should be capitalized and amortized over the economic useful lives from the time the benefit from the related products is first realized. Ordinary research and development costs are charged to current operations as selling and administrative expenses.

For the nine-month period ended September 30, 2002, none of the development costs was amortized as none of the benefit from the related products was realized as of the balance sheet date.

Goodwill

In June 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002.

The Company elected to adopt SFAS No. 142 beginning with the first quarter of 2002. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. Accordingly, the Company ceased amortization of all goodwill and intangible assets with indefinite lives as of January 1, 2002. Intangible assets with finite lives, primarily patents and trademarks, will continue to be amortized over their useful lives. Pursuant to the statement, the Company completed the transitional impairment test and did not incur any impairment charges.

For the nine-month period ended September 30, 2002, the Company ceased amortizing $16,000 of goodwill, resulting in $296,889 of goodwill recorded as of September 30, 2002.

(5) Income Taxes – Deferred Tax Liability

The following table presents the current and deferred income tax (benefit) provision for federal and state income taxes for the nine-month period ended September 30, 2002:

Current tax provision:
Federal	$ -
State	$ 800
$ 800

Deferred tax (benefit) provision:
Federal	$ 431,716
State	$ 111,304
$ 543,020

Less: Deferred tax assets at Dec. 31, 2001	$ 62,354

Deferred tax liability at Sept. 30, 2002	$ 480,666

Current income taxes are based upon the year's income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amount in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on projections for future taxable income over the periods, during which the deferred tax assets are deductible, management believes that it is more likely that most of the deferred tax assets will be realized.

As of September 30, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $404,000, which expires through 2016.

(6)    Commitments and Contingencies

Leases

In July 2001, the Company is obligated under various capital leases for certain equipment that expire in June 2004.

At October 15, 2001, the Company also entered into a non-cancelable operating lease expiring November 2006 for office space. The lease contains a provision for fixed rent increase, not more than three (3) percent per annum, along with increase in certain operating expenses.

Rent expense charged to operations for the nine-month period ended September 30, 2002 was $86,525.

Future minimum lease payments under the non-cancelable operating lease and the present value of future minimum capital lease payments as of September 30, 2002 are as follows:

                                                                                                                  Capital                                Operating

                                                                                                                   Leases                                    Lease

          Year Ending December 31,

                            2002                                                                              $   55,257                                $  28,200

                            2003                                                                                 221,029                                  112,800

                            2004                                                                                 110,514                                  112,800

                            2005                                                                                             -                                  112,800

                            2006                                                                                             -                                  103,400

          Total minimum lease payments                                                   $ 386,800                               $470,000

          Less amount representing interest

                 (at rates ranging from 8.41% to 8.48%)                                    28,509

            Present value of net minimum

               Capital lease payments                                                               358,291

             Less current installments of capital

                lease obligations under capital leases                                    198,229

            Obligations under capital

                leases, excluding current                                                        $ 160,062

Litigation

Based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(7) Stockholders' Equity

Common Stock – Acquisitions

On August 31, 2002, in accordance with the 'Corporate Combination Agreement', the Company completed the acquisition which was accounted for under the purchase method of accounting, pursuant to SFAS No. 141, "Business Combinations" issued in June 2001. The acquisition qualifies as a tax-free exchange pursuant to Section 368(a) of the Internal Revenue Code of 1986 and as a transaction in securities exempt from registration or qualification under the Securities Act of 1993.

Pursuant to the 'Agreement', Miracom industries, Inc. ("Miracom") acquired through a tender offer one hundred percent (100%) of the issued and outstanding capital stock of Axesstel, Inc. ("Axesstel"), a California Corporation, in exchange for the issuance of 5,553,824 shares (valued at $0.001 per share) of the company's common stock. Axesstel became a wholly owned subsidiary of Miracom, and Axesstel's shareholders received 0.302591758 shares of common stock of Miracom for each one (1) share of Axesstel's common stock they owned immediately prior to closing of the transaction.

Miracom also assumed each outstanding option and warrant for the purchase of Axesstel's common stock. The number of shares subject to each outstanding option or warrant was adjusted so that each option or warrant to purchase one (1) share of Axesstel's common stock was an option or warrant to purchase 0.302591758 share of Miracom's common stock.  Pursuant to the "Agreement", Miracom assumed 2,068,959 shares (exercise price: 1,641,706 shares - $0.26 per share, 427,253 shares - $0.07 per share) of converted outstanding options and 2,333,038 shares (exercise price: $0.07 per share) of converted outstanding warrants.  As of September 30, 2002, neither stock options nor warrants were exercised.

For the nine-month period ended September 30, 2002, through one-to-twenty nine reverse split, the Company issued 20,690 shares of common stock for debts assumed by certain shareholder totaling $250,627 and 57,425 shares for payment of outstanding debts totaling $229,604.

For the nine-month period ended September 30, 2002, the Company also issued 57,000 common shares for conversion of notes totaling $157,375 and 141,789 shares of common stock for services rendered at $204,510.

In August 2002, 4,400,000 shares of Series A Preferred Stock was converted into 1,331,404 shares of common stock at the rate of 0.302591758, pursuant to the 'Corporation Combination Agreement' dated July 16, 2002.

In September 2002, 100,000 shares and 200,000 shares of stock warrants, respectively, were granted for consultant services rendered.

As of September 30, 2002, 6,077,816 shares of common stock were issued and outstanding.

Stock Options

In September 2002, the Company established a stock option plan under which shares of common stock are reserved for issuance to employees and consultants.  Under the Plan, the Company may grant up to 911,671 (15% of total outstanding shares; exercise price - $0.60 per share) incentive stock options or non-statutory options.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No.123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the nine-month period ended September 30, 2002:

                 Net income

                    As reported                                                            $  680,573

                    Pro forma                                                                $  577,125

                 Basic earnings per common share

                    As reported                                                            $        0.09

                    Pro forma                                                                $        0.08

The following summarizes all of the Company's stock option transactions:

	Stock Options Outstanding	Weighted-Average Exercise Price	Stock Options Outstanding Outside of Plan	Weighted Average Exercise Price
Outstanding, Aug. 31, 2002	2,068,959	$ 0.22	-	$ -
Granted	-	-	-	$ -
Exercised	-	-	-	$ -
Cancelled	-	-	-	$ -

Outstanding, Sept. 30, 2002	2,068,959	$ 0.22	-	$ -
Exercisable, Sept. 30, 2002	2,068,959	$ 0.22	-	$ -

Information relating to these options is as follows:

Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$ 0.26	1,641,706	1,641,706	9.9 years	$ 0.26	$ 0.26
$ 0.07	427,253	427,253	9.9 years	$ 0.07	$ 0.07

	2,068,959	2,068,959

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the nine-month period ended September 30, 2002: dividend yields of 0%, expected volatility of 0%, risk-free interest rate of 1.68%, and expected lives of ten (10) years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(8) Segment Information

The Company operates and tracks its results in one operating segment. The Company manages revenues by geographic region, but does not manage operations by region.

Net revenue by geographic region based on customer locations for the nine-month period ended September 30, 2002 was as follows:

                                                                                              Sept. 30, 2002                                    Sept. 30, 2001

            Net revenue

                 United States                                                        $ 4,900,920                                          $  173,500

                 Pacific Rim                                                                   885,504                                                         -

                 Europe                                                                                     -                                                         -

                 Latin America                                                              185,570                                                        -

                 Other                                                                                        -                                                         -

                                                                                                 $  5,971,994                                        $   173,500

            Elimination

                      adjustments                                                                        -                                                         -

                 Total                                                                      $   5,971,994                                        $   173,500

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Axesstel, Inc. was incorporated in California in July of 2000 and is in the business of producing consumer electronics products such as wireless telephones, wireless modems, and network optimization software. In August 2002, Miracom Industries, Inc., a Nevada corporation, acquired 100% of the issued and outstanding shares of Axesstel, Inc., which then became a wholly-owned subsidiary of Miracom.  Miracom Industries, Inc. subsequently changed its name to "Axesstel, Inc., a Nevada Corporation" ("Axesstel" or the "Company").

Axesstel, Inc., headquartered in San Diego, California, is comprised of two groups: a San Diego-based organization and a Korea-based research and design facility.

The San Diego headquarter is chiefly composed of marketing, sales, operations, finance and administration. It is responsible for all customer-facing activities, such as marketing communications, product planning, product management, and customer support, along with sales and business development activities on a worldwide basis. From San Diego, Axesstel directs its global partners and business activities. Axesstel's products are based upon Qualcomm's CDMA technology, which allows Axesstel to focus its sales resources and efforts exclusively on CDMA operators worldwide. The territories of interest include North America, Latin America and the Caribbean, Africa, Eastern Europe and Asia (with particular emphasis on India and China).

The Axesstel Korea office, 100% owned by Axesstel, Inc., is entirely dedicated to the design and production of advanced CDMA wireless products for Axesstel, Inc. This office, located near Seoul, South Korea, takes complete advantage of Korea's expert development, low-cost manufacturing and high-quality engineering talent. Recently expanded to 40 engineers, this office focuses on R&D activities and leverages Korea's world-recognized leadership role in CDMA product development. Our Korean office is located in close proximity to a variety of new and existing strategic manufacturing and production partners — which allows Axesstel to load-balance its production and optimize its orders, based upon customer demand, quick turn-around, low-volume production and scheduled large-volume production runs.

Axesstel's product and development activities fall into three categories: Wireless Local Loop (WLL) products, enhanced fixed-wireless products, and hybrid and strategic Original Design & Manufacturing (ODM) product development.

The first category, Axesstel's WLL products based upon CDMA technology, represent a mature technology and are primarily directed towards developing countries—areas where a traditional copper-based telephony infrastructure is insufficient or impractical.

Axesstel is the only manufacturer of WLL CDMA products in North America. Axesstel has obtained recognition worldwide for the quality and dependability of its WLL products, currently having product in more than 23 countries. We estimate that only 20% of the world population has access to basic telephony. In developing countries, Qualcomm's CDMA standard is making significant headway in becoming the wireless infrastructure of choice, not only for mobile applications, but for basic telephone service as well. This is particularly true in markets that are adopting next-generation 2.5 gigahertz and 3 gigahertz wireless standards, given the high capacity and low cost of deployment of CDMA2000. As next-generation wireless networks are deployed, Axesstel will complement its current WLL product line with products based upon the CDMA2000 standard.

The second category, the enhanced fixed-wireless product category, includes products such as wireless payphones and 1xEV-DO (3G) data terminals. These products will be developed in accordance with the demands and requirements of the market. The wireless payphones allow easy and fast (even temporary) deployment of payphones. The 1xEV-DO data terminals give users true broadband speeds (up to 2.4 Mbps) wirelessly. This technology is just now being deployed commercially and in trials. 1xEV-DO is particularly advantageous in regions, such as major commercial centers in developing countries, where wired broadband access is simply unavailable despite the need and demand for such services.

The final product category, hybrid wireless products and strategic ODM development, shows great potential for growth and volume. Currently Axesstel is developing, on an ODM basis, a hybrid CDMA product for Verizon Avenue. In this multi-million dollar development project, Verizon Avenue is fully funding the development and production of this hybrid product. Axesstel is securing additional ODM projects that will leverage Axesstel's depth of CDMA subscriber product design experience.

Therefore, Axesstel is actively broadening its product portfolio in select product areas and markets. Axesstel remains committed to the WLL market and to addressing the needs of wireless carriers as they deploy CDMA2000 networks. The enhanced fixed-wireless market is exploratory in nature and developments in this area will only address known market demand for specific products. The hybrid and ODM activities continue to place demands on Axesstel's resources, requiring investments in technology licensing, test equipment, patent applications, facility expansion and recruitment.

Despite the short history of the company, Axesstel is already generating significant revenue and profit.  The management believes that the current cash flow from the operation would suffice to cover the on-going operating expenses of the company.  However, the management is considering funding in the size of $2,000,000 to $3,000,000 in the near future in order to finance the capital expenditures associated with the new development projects in enhanced wireless product category.

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

               None

     Item 2. Changes in Securities

               None

     Item 3. Default Upon Senior Securities

               None

     Item 4. Submission of Matters to a Vote of Security Holders

               None.

     Item 5. Other Information

               None.

     Item 6. Exhibits and Reports on Form 8-K

         Exhibit 99.1 - Certification in Accordance with Section 906 of the Sarbannes-Oxley Act of

                           2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

(Registrant)

Date: November 18, 2002                                                                                                                /s/ Satoro Yukie

                                                                                                                                                                 Satoro Yukie,

                                                                                                                                                                 Chief Executive Officer

Exhibit 99.1     Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Axesstel, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Satoro Yukie, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Satoro Yukie
Chief Executive Officer
Dated: November 18, 2002