Form 10QSB/A
period 2002-09-30
AXESSTEL INC
filed 2002-11-21
CIK 1092492

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of September 30, 2002, the Company had 6,077,810 shares of common stock issued and outstanding.

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

                                                                                                                                           /s/ Kenny H. Lee CPA Group, Inc.

                                                                                                                                                 KENNY H. LEE CPA GROUP, INC.

November 8, 2002

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2002 (Unaudited)

Sept. 30, 2002
ASSETS
Current assets

Cash and cash equivalents	$ 592,218
Accounts receivable, net of allowance for doubtful accounts of $0	1,666,181
Investment in government bond	360
Inventories	31,990
Prepayments and other current assets	536,754

Total current assets	2,827,503

Property and equipment, net (note 3)	840,930

Other assets (note 4)	1,076,679

Total assets	$ 4,745,112

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable	$ 179,716
Deferred tax liability (note 5)	480,666
Current installments of obligations under capital leases (note 6)	198,229
Accrued expenses and other liabilities	730,435

Total current liabilities	1,589,046

Long-term liabilities

Obligations under capital leases, excluding current installments (note 6)	160,062

Total long-term liabilities	160,062

Commitments and contingencies

Stockholders' equity

Common stock, $0.001 par value per share. Authorized 50,000,000 shares; 6,077,810 shares issued and outstanding (note 7)	6,078
Additional paid-in capital	3,096,012
Accumulated other comprehensive loss	(11,139)
Accumulated deficits	(94,947)

Total stockholders' equity	2,996,004

Total liabilities and stockholders' equity	$ 4,745,112

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

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine-Month Period Ended September 30, 2002 (Unaudited)

				Accumulated Other		Total Stockholders'
	Common Stock		Additional Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficits	(Deficit)
Balance at December 31, 2001	6,554,487	$ 656	$ 222,171	$ -	$ (602,523)	$ (379,696)
Stock issued for services	737,334	73	61,959			62,032
One-to-twenty nine reverse split	(7,044,733)	(482)	(274,332)			(274,814)
Stock issued for debts assumed by certain shareholder	20,690	21	250,606			250,627
Stock issued for payment of outstanding debts	57,425	57	229,547			229,604
Stock issued for conversion of debts	57,000	57	157,318			157,375
Stock issued for consultant services	141,789	142	204,368			204,510
Stock issued for conversion of Series A preferred stock	1,331,404	1,331	1,838,669			1,840,000
Stock issued for conversion of Series B preferred stock	605,184	605	299,395			300,000
Stock issued for acquisition and others	3,617,230	3,617	106,311		(172,997)	(63,069)
Cumulative translation adjustment				(11,139)		(11,139)
Net Income (loss)					680,573	680,573
Balance at September 30, 2002	6,077,810	$ 6,078	$ 3,096,012	$ (11,139)	$ (94,947)	$2,996,004

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

As of September 30, 2002, 6,077,810 shares of common stock were issued and outstanding.

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

AXESSTEL, INC.

(Registrant)

Date: November 18, 2002                                                                                                                /s/ Satoru Yukie

                                                                                                                                                                 Satoru Yukie,

                                                                                                                                                                 Chief Executive Officer

Exhibit 99.1     Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Axesstel, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Satoru Yukie, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Satoru Yukie
Chief Executive Officer
Dated: November 18, 2002