Form 10KSB
period 2002-12-31
AXESSTEL INC
filed 2003-04-03
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002

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

                                                                            YES [X]               NO [ ]

Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending December 31, 2002 were $ 8,086,787.

As of December 31, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,581,943.

As of December 31, 2002, the Company had approximately 6,077,810 shares of Common Stock issued and outstanding.

 INFORMATION REQUIRED IN REGISTRATION STATEMENT

Part I

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

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Except where the context otherwise requires, all references in this Registration to (a) the "Registrant" or the "Company" or "Axesstel" refer to Axestel, Inc., a Nevada corporation, (b) the "Web" refer to the World Wide Web.

PART I

Item 1.    Description of Business.

(a)    Axesstel, Inc. (the Company), formerly named as Miracom Industries, Inc., was incorporated in the state of Nevada on March 12, 1996.  The Company is now in the business of developing, designing and merketing telecommunications products such as Wireless Local Loop subscriber terminals and enhanced wireless devices based on Qualcomm's CDMA technologies.

On July 16, 2002, Miracom Industries, Inc. entered into a "Corporate Combination Agreement" (the "Agreement") with Axesstel, Inc., a California Corporation, executed and accepted as effective August 22, 2002. Axesstel, Inc. was incorporated in California in July of 2000 and is in the business of producing telecommunication carrier-grade subscriber terminals such as fixed wireless telephones, wireless hybrid products and enhanced wireless devices.  Pursuant to the Agreement, Miracom Industries, Inc. acquired Axesstel, Inc., a California Corporation, and Axesstel, Inc. became a wholly owned subsidiary of Miracom Industries, Inc. At the same time, Miracom Industries, Inc. changed its name to Axesstel, Inc. with its main office located in California, and focused its business on telecommunication products development and design and distribution of the products worldwide through its direct carrier customer sales operations.

The Company established a wholly owned subsidiary named 'Axesstel Korea, Ltd.' in Korea in July 2000 and a branch office in Korea in July 2002, in order to engage in research and development activities and to outsource manufacturers of telecommunication products and parts.

(b)    Business of Issuer.

Axesstel, Inc., headquartered in San Diego, California, is comprised of two groups: a San Diego-based organization and a Korea-based development and design facility. The San Diego office is chiefly composed of marketing, sales, operations, finance and administration. It is responsible for all customer-facing activities, such as marketing communications, product planning, product management, and customer support, along with sales and business development activities on a worldwide basis.

From San Diego, Axesstel directs its global partners and business activities. Axesstel's products are based upon Qualcomm's CDMA technology, which allows Axesstel to focus its sales resources and efforts exclusively on CDMA operators worldwide. The territories of interest include North America, Latin America and the Caribbean, Africa, Eastern Europe, and Asia (with particular emphasis on India and China).

The Axesstel Korea office, 100% owned by Axesstel, Inc., is entirely dedicated to the design and production of advanced CDMA wireless products for Axesstel, Inc. This office, located in Seoul, South Korea, takes complete advantage of Korea's expert development, low-cost manufacturing and high-quality engineering talent. Recently expanded to 60 engineers, through the acquisition of Entatel, a wireless R&D company, this office focuses on terminal design activities and leverages Korea's world-recognized leadership role in CDMA product development. Our Korean office is located in close proximity to a variety of strategic manufacturing and production partners—which allows Axesstel to load-balance its production and optimize its orders, based upon customer demand, quick turn-around, low-volume production and scheduled large-volume production runs.

Products.

Axesstel's product and development activities fall into three categories: Wireless Local Loop (WLL) terminal products, hybrid and enhanced wireless products, and strategic Original Design & Manufacturing (ODM) product development.

The first category, Axesstel's WLL products based upon CDMA (Code Division Multiple Access) technology, represent a mature technology and are primarily directed towards developing countries—areas where a traditional copper-based telephony infrastructure is insufficient or impractical. We estimate that only 20% of the world population has access to basic telephony. Product portfolio includes a variety of fixed wireless desktop phones, terminals and payphones. During 2002, Axesstel shipped products based on CDMAone (IS-95A/B) protocol standard. Axesstel, expects to begin commercial shipping of similar products based on CDMA2000 (1xRTT) during 2003.

Axesstel's hybrid devices, such as the product that Axesstel is developing for a US-based carrier, combine CDMA with another wireless technology.  In this multi-million dollar, fully-funded development project, Axesstel is solely responsible for the development and production of this hybrid product.  This product is expected to be available for sale by the second half of 2003.  As part of the development agreement, Axesstel has the rights to sell this hybrid product under the Axesstel brand name to most of the the CDMA carrier community.

The CDMA2000 1xEV-DO data terminals give users true broadband speeds (up to 2.4 Mbps) wirelessly. This 3G technology is just now being deployed commercially and in trials; preliminary results are extremely positive, indicating that other wireless carriers are likely to select Qualcomm's CDMA2000 1xEV-DO as their 3G standard over the competing European-developed W-CDMA. 1xEV-DO is particularly advantageous in regions as an alternative to wired broadband (e.g., DSL and cable) and in regions where wired broadband access is simply unavailable despite the need and demand for such services. Axesstel is working closely with carriers who are deploying 1xEV-DO in order to develop the 3G terminal that best meets their commercial needs.

The final product category, strategic ODM development, shows great potential for growth and volume. Axesstel is actively securing ODM projects, focusing on top-tier global mobile handset manufacturers that will leverage Axesstel's depth of CDMA subscriber product design experience. Axesstel recently completed a manufacturing agreement with Hanchung (Korea) to provide high-volume manufacturing capabilities for our ODM contracts.

Distribution Methods and Inventory.

Axesstel manages and conducts its own sales directly to CDMA operators worldwide. A majority of its annual sales were generated through its own efforts. Under an existing agreement, Axesstel also supplemented its own WLL sales through an OEM relationship with Telular Corporation for sales and distribution of Axesstel's IS-95 WLL products.

During 2002, Axesstel was able to improve its reach totaling more than 20 telecommunications operators worldwide and strengthen its sales alliance network by partnering selectively with leading infrastructure vendors. Axesstel expects to see solid results from those efforts in 2003. Where and when necessary, Axesstel partners with in-country logistics partners to facilitate import and manage support services.

Due to Axesstel's product customization and low risk business model, its does not engage in financing terms or building of inventory therefore it removes all product and inventory related obsolences exposure from its business. Axesstel will continue to invest in internal direct sales resources and distribution alliance partners.

Marketing Strategy.

To the best of our knowledge, Axesstel is the only manufacturer of WLL CDMA products in North America who owns its own intellectual property and is a QUALCOMM CDMA licensee. Axesstel has obtained recognition worldwide for the quality and dependability of its WLL products, currently having product in more than 23 countries.

In developing countries, Qualcomm's CDMA standard is making significant headway in becoming the wireless infrastructure of choice, not only for mobile applications, but also for basic voice and data telephone services. This is particularly true in markets that are adopting 2.5 generation and 3rd generation wireless standards, given the high capacity and low cost of deployment of CDMA2000 over competing standards (GSM/GPRS, TDMA, etc.)

As next-generation wireless networks are deployed, Axesstel expects to expand its Qualcomm licensing agreement to include CDMA2000 1xRTT and CDMA2000 1xEV-DO products and to supplement its current WLL product line with products based upon the CDMA2000 standard by the second half of 2003.

As Axesstel broadens its product portfolio it is also expanding its reach and distribution in select and targeted markets. Axesstel remains committed to the WLL market and to addressing the needs of wireless carriers as they deploy CDMA2000 networks and is leveraging its partnerships and relationships with wireless infrastructure manufactures to offer innovative or turnkey solutions.

The hybrid and enhanced fixed-wireless market is nascent in nature and developments in this area will only address known market demand for specific products. Therefore, Axesstel is rigorously protecting its inventions and intellectual property in these innovative areas of development, through the filing of patents and provisional patents applications. In 2002, Axesstel filed more than 10 provisional patents and will seek to complete applications based on further legal review and protection.

The hybrid and ODM activities continue to place demands on Axesstel's resources, requiring investments in technology licensing, test equipment, patent applications, facility expansion and recruitment.

Despite the short history of the company, Axesstel is already generating significant revenue and profit. The management believes that the current cash flow from the operation would suffice to cover the on-going operating expenses of the company. However, the management plans to pursue additional funding in the future in order to finance the capital expenditures associated with the new development projects in enhanced wireless product category.

Employees.

As of December 31, 2002, Axesstel has approximately 75 employees in the United States and Korea, approximately 60 of which are based in Korea primarily for research and development purposes.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company entered into a  contract  for the 60-month lease (from December 1, 2002 to November 30, 2006) of the office space located at 6305 Lusk Blvd., San Diego, California 92121 with Stanley R. and Elise C. Smith Trust on October 15, 2001.  The monthly payment is $9,400 and the security deposit was $9,400.

The Company's Korea branch has entered into a contract to lease office space located at Ace Techno Tower 5-Cha #601, #602 and #607, 197-22 Kuro-Dong, Kuro-Ku, Seoul, Korea on November 1, 2002 with Nasco, Inc.  The lease period runs from November 1, 2002 to October 31, 2004 with a monthly payment of 9,689,400 Korean Won (approximately $7,800) and the security deposit was 96,894,000 Korean Won (approximately $81,000).

The Company's Entatel subsidiary has also contracted the lease of the office space located at Ace Techno Tower 5-Cha #706 and #707, 197-22 Kuro-Dong, Kuro-Ku, Seoul, Korea, on Sept. 13, 2002 with Nasco, Inc. The lease period is from Sept. 25, 2002 to Sept. 24, 2004 with monthly payment of Korean Won 7,232,750 (approximately $5,800) and the security deposit of Korean Won72,327,500 (approximately $61,000).

The Company has entered into four lease contracts for capital equipment with Agilent Financial Service. The amounts are as follows:

Equipment	Lease Amount	Lease Payment Amount
#1	$ 19,789.00	$ 22,461.00
#2	$ 301,574,40	$ 342,637.00
#3	$ 257,836.80	$ 292,944.00
#4	$ 4,440,00	$ 5,045.00
Total	$ 583,640.20	$ 663,086.00

The Monthly payment is $18,419.08 of which the principal payment is $15,504.19 and the interest payment is $2,914.59.

As of December 31, 2002, the total capital lease payable is $310,293 (the current liability of $202,462 and the long-term liability of $107,831) with interest rates ranging from 8.41% to 8.48%.

ITEM 3.     LEGAL PROCEEDINGS

There are are no legal proceedings pending as of December 31, 2002 to the knowledge of the Company's management.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Through December 31, 2002, the Company's common stock traded on the over-the-counter electronic bulletin board in the United States, having the trading symbol "AXES".  Trading volume and high/low/closing prices for the past three years are disclosed in the following table

Stock Trading Activity

Quarter Ended	High	Low
December 31, 2002	3.00	0.90
September 30, 2002	1.05	0.55
June 30, 2002	2.25	0.80
March 31, 2002	1.85	0.80
December 31, 2001	1.25	0.11
September 30, 2001	0.50	0.11
June 30, 2001	1.01	0.257
March 31, 2001	1.25	0.313
December 31, 2000	1.25	0.125
September 31, 2000	0.125	0.12
June 31, 2000	0.125	0.12
March 31, 2000	0.125	0.12

On December 31, 2002, the shareholders' list for the Company's common shares showed approximately 250 registered shareholders and 6,077,810 shares issued and outstanding. The transfer agent had to add 310,000 shares authorized but not issued. Among these 310,000 shares, 300,000 shares are to be issued for the acquisition of Entatel Corp. in Korea and 10,000 are to be issued to attorneys in Korea for legal services rendered to the Company.

The Company has not declared any dividends on its common or preferred shares since its incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the company is to retain future earnings for use in its operations and expansion of its business.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under "Factors That May Affect Future Results of Operations" below and elsewhere in this Report.

OVERVIEW

Due to the corporate combination with Axesstel, Inc, a California corporation, during this fiscal year, the new Axesstel, Inc., a Nevada corporation formerly known as Miracom Industries, Inc., exhibits vastly improved financial results.

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

Revenues

The Company's $8,086,787 revenue has been derived from both its product sales and the Non-Recurring Engineering (NRE) business, a fee based development service. It is over 4,500% increase from 2001, mainly resulting from the acquisition of the California corporation.

Expenses

Cost of Goods Sold

Cost of Goods sold recorded $3,498,651, yielding a gross profit of $4,588,136 and making the gross margin approximately 57%.  The high gross margin is attributed to the fact that the NRE business does not incur any cost of goods sold, for it is mainly utilizing the Company's engineering resources which are already in place and are included in the operating expenses.  The total operating expense was $3,836,146 with a resulting operating profit of $751,990 and an operating margin of more than 9%.  The company continues to strengthen its Research and Development capabilities throughout the year.  While this could lead to increased operating expenses in the future, the Company's management believes that additional investment into research and development is necessary at this point in order to capture a larger market share and produce the highest quality CDMA wireless products.

The stock acquisition of Entatel Corp. in Korea is also a part of the Company's long term plan to upgrade its Research and Development capabilities and the management believes that strength in this area will, in turn, generate high revenue growth and higher earnings in the coming years.

Overall, the company showed $879,357 in pre-tax earnings for 2002, compared to a loss of $181,773 for the fiscal year ended December 31, 2001.

Interest Expense

Interest expense increased $31,925 from $3,285 during fiscal 2001 to $35,210 in fiscal 2002.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2002, the Company did not raise any money from outside sources.  The Company operated on the cash flow generated internally.  The Company's borrowing are primarily attributable to a capital equipment lease needed for the Company's research and development activities and the letter of credits for the CDMA wireless product sales.

The $2,827,468 increase in the cash flow from financing activities resulted from the acquisition of the California corporation which had significant amounts of paid-in capital.

The Company plans to raise some money from outside sources in 2003 in order to successfully implement its plans for growth and to support increasing resources.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Recent global economic weakness has had wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and network operators. We cannot predict whether a recovery will occur or what effects negative events, such as war, may have on the economy. Further, an economic recovery, if it occurs, may not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. To increase our revenues and market share in future periods, we are currently dependent upon the adoption and commercial deployment of CDMA technology.

Although network operators have commercially deployed CDMA2000 1X, we cannot predict the timing or success of other commercial deployments.  If existing deployments are not commercially successful, or if new commercial deployments of the commercial hybrid service launch or, in general, CDMA2000 1X or EvDO launches are delayed or unsuccessful, our business and financial results may be harmed.

In many international markets, barriers to entry are created by long-standing relationships between carrier customers, their agents and their local governments and regulators. In some cases, our business could be adversely affected by a variety of uncontrollable and changing factors, including:

     -    unexpected changes in legal or regulatory requirements;

     -    our inability to penetrate new customers in significant foreign markets, such as China or India;

     -    cultural differences in the conduct of business;

     -    difficulty in attracting qualified personnel and managing foreign activities;

     -    recessions in economies;

     -    export controls, tariffs and other trade protection measures;

     -    fluctuations in currency exchange rates;

     -    social, economic and political instability;

     -    natural disasters, acts of terrorism and war;

     -    taxation; and

     -    changes in laws and policies affecting trade.

GOVERNMENT REGULATION

There are currently few laws or regulations that specifically regulate the communications industry. However, laws and regulations may be adopted in the future that address issues including user privacy, pricing, and the characteristics and quality of products and services. Any new laws or regulations  relating to the Internet or the manner in which existing laws are applied to the Internet could adversely affect our business.

FORWARD-LOOKING STATEMENTS

From time-to-time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission or other regulatory agencies. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform ct"). The Reform Act does not apply to initial registration statements, including this filing by the Company. The Company wishes to ensure that meaningful cautionary statements accompany such statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

ITEM 7.     FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Axesstel, Inc. and Subsidiaries

San Diego, California

We have audited the accompanying consolidated balance sheets of Axesstel, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axesstel, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                          KENNY H. LEE CPA GROUP, INC.

February 28, 2003

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	Dec. 31, 2002	Dec. 31, 2001

ASSETS
Current assets
Cash and cash equivalents	$ 768,665	$ -
Accounts receivable, net of allowance for doubtful accounts of $0	1,322,022	112,282
Investment in government bond	457	-
Inventories	-	31,990
Prepayments and other current assets	380,760	30,326

Total current assets	2,471,904	174,598

Property and equipment, net (note 3)	1,380,554	9,937

Other assets (note 4)	1,189,043	965

Total assets	$ 5,041,501	$ 185,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ -	$ 229,751
Overdraft with bank	-	10
Note payable, convertible	-	147,000
Deferred tax liability (note 5)	117,277	-
Current installments of obligations under capital leases (note 6)	202,462	-
Accrued expenses and other liabilities	1,694,790	188,435

Total current liabilities	2,014,529	565,196

Long-term liabilities
Obligations under capital leases, excluding current installments (note 6)	107,831	-
Total long-term liabilities	107,831	-

Commitments and contingencies

Stockholders' equity

Common stock, par value $0.001 and $0.0001; Authorized 50,000,000 shares; 6,077,810 and 6,554,487 shares issued and outstanding at December 31, 2002 and 2001, respectively (note 7)	6,078	656
Additional paid-in capital	3,096,012	222,171
Accumulated other comprehensive loss	(43,055)	-
Accumulated deficits	(139,894)	(602,523)

Total stockholders' equity	2,919,141	(379,696)

Total liabilities and stockholders' equity	$ 5,041,501	$ 185,500

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2002 and 2001

	Dec. 31, 2002	Dec. 31, 2001

Net Sales	$ 8,086,787	$ 173,500

Cost of goods sold	3,498,651	166,730

Gross Profit	4,588,136	6,770

Selling, general and administrative expenses	3,836,146	185,258

Operating Income (loss)	751,990	(178,488)

Other income (expense)
Interest income and other income	204,564	-
Loss from sale of marketable securities	(41,987)	-
Interest expense and other expense	(35,210)	(3,285)

Total other income (expense)	127,367	(3,285)

Income (loss) before income taxes	879,357	(181,773)

Provision for income taxes	243,731	800

Net income (loss)	635,626	(182,573)

Other comprehensive income (loss)
Foreign currency translation adjustment	(43,055)	-

Comprehensive income (loss)	$ 592,571	$ (182,573)

Basic and diluted earnings (loss) per common share	$ 0.09	$ (0.03)

Weighted average number of common shares	6,879,120	6,488,734

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2002 and 2001

				Accumulated Other		Total Stockholders'
	Common Stock		Additional Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficits	(Deficit)

Balance at December 31, 2000	6,354,487	636	182,191	$ -	$ (419,950)	$ (237,123)
Stock issued for services	200,000	20	39,980			40,000
Net income (loss)					(182,573)	(182,573)
Balance at December 31, 2001	6,554,487	$ 656	$ 222,171	$ -	$ (602,523)	$ (379,696)
Stock issued for services	737,334	73	61,959			62,032
One-to-twenty nine reverse split	(7,044,733)	(482)	(274,332)			(274,814)
Stock issued for debts assumed by certain shareholder	20,690	21	250,606			250,627
Stock issued for payment of outstanding debts	57,425	57	229,547			229,604
Stock issued for conversion of debts	57,000	57	157,318			157,375
Stock issued for consultant services	141,789	142	204,368			204,510
Stock issued for conversion of Series A preferred stock	1,331,404	1,331	1,838,669			1,840,000
Stock issued for conversion of Series B preferred stock	605,184	605	299,395			300,000
Stock issued for acquisition and others	3,617,236	3,617	106,311		(172,997)	(63,069)
Cumulative translation adjustment				(43,055)		(43,055)
Net Income (loss)					635,626	635,626
Balance at December 31, 2002	6,077,816	$ 6,078	$ 3,096,012	$ (43,055)	$ (139,894)	$2,919,141

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002 and 2001

	2002	2001
Cash flow from operating activities:
Net Income (loss)	$ 635,626	$ (182,573)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	208,368	2,516
Loss from sale of marketable securities	41,987	-
(Increase) decrease in
Accounts receivable	(1,209,740)	33,500
Prepayments and other current assets	(350,434)	(13,059)
Inventories	31,990	1,323
Prepaid security deposits - other assets	(173,061)	-
Increase (decrease) in
Overdraft with bank	(10)	10
Accounts payable	(229,751)	17,637
Deferred tax liability	117,277	-
Accrued expenses and other liabilities	1,506,355	89,793
Total adjustments	(57,019)	131,720
Net cash provided by (used in) operating activities	578,607	(50,853)

Cash flow from investing activities:
Acquisition of property and equipment	(1,644,161)	-
Acquisition of intangible assets (license) - other assets	(500,000)	-
Acquisition of intangible assets (goodwill) - other assets	(296,889)	-
Acquisition of intangible assets (development costs) - other assets	(217,164)	-
Proceeds from marketable securities	64,316	-
Increase in investment in government bond	(457)	-
Net cash provided by (used in) investing activities	(2,594,355)	-

Cash flow from financing activities:
Issuance of stock for compensation	73	20
One-to-twenty nine reverse split	(482)	-
Issuance of stock for debts assumed	21	-
Issuance of stock for payment of debts	57	-
Issuance of stock for conversion of debts	57	-
Issuance of stock for services rendered	142	-
Issuance of stock for conversion of preferred stock	1,936	-
Increase in additional paid-in capital	2,662,371	39,980
Proceeds from note payable, convertible	-	10,000
Repayment of note payable, convertible	(147,000)	-
Increase in obligations under capital leases	583,640	-
Principal repayments under capital lease obligations	(273,347)	-
Net cash provided by (used in) financing activities	2,827,468	50,000

Cumulative translation adjustment	(43,055)	-

Net increase (decrease) in cash and cash equivalents	768,665	(853)

Cash and cash equivalents at beginning of year	-	853
Cash and cash equivalents at end of year	$ 768,665	$ -

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ -	$ -
Income tax	$ 64,100	$ -

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

(1) Organization and Line of Business

Axesstel, Inc. (the Company), formerly named as Miracom Industries, Inc., was incorporated in the state of Nevada on March 12, 1996. Miracom industries, Inc. was a shell corporation with no other material operations until the acquisition.

On July 16, 2002, Miracom Industries, Inc. entered into a "Corporate Combination Agreement" (the "Agreement") with Axesstel, Inc., a California Corporation, executed and accepted as effective August 22, 2002. Axesstel, Inc. was incorporated in California in July of 2000 and is in the business of producing telecommunication carrier-grade subscriber terminals such as fixed wireless telephones, wireless hybrid products and enhanced wireless devices.  Pursuant to the Agreement, Miracom Industries, Inc. acquired Axesstel, Inc., a California Corporation, and Axesstel, Inc. became a wholly owned subsidiary of Miracom Industries, Inc. At the same time, Miracom Industries, Inc. changed its name to Axesstel, Inc. with its main office located in California, and focused its business on telecommunication products development and design and distribution of the products worldwide through its direct carrier customer sales operations.

The Company established a wholly owned subsidiary named 'Axesstel Korea, Ltd.' in Korea in July 2000 and a branch office in Korea in July 2002, in order to engage in research and development activities and to outsource manufacturers of telecommunication products and parts.

In December 2002, in order to accelerate technology development and productivity, the Company entered into a 'Stock Purchase Agreement (the "Agreement")' with Entatel, Ltd. ("Entatel"), a Korea-based company, mainly engaged in developing, manufacturing and selling telecommunication products. Pursuant to the 'Agreement', the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of Entatel, in exchange for 300,000 shares (valued at $0.001 per share) of the Company's common stock. The acquisition was accounted for under the purchase method of accounting, pursuant to SFAS No. 141, "Business Combinations" issued in June 2001. As of December 31, 2002, the issuance of the Company's common stock was in progress, and the transaction was presented under 'Other Liabilities' of 'Liabilities and Stockholders' Equity.'

(2)    Summary of Significant Accounting Policies

Affirmative Statement

The accompanying consolidated financial statements have been adjusted to include all adjustments which in the opinion of the management of the Company are necessary in order to make the consolidated financial statements not misleading.

Principles of Consolidation

The consolidated financial statements include the accounts of Axesstel, Inc. and its wholly owned subsidiaries, Axesstel, Inc., a California Corporation, Axesstel Korea, Ltd., its branch office in Korea and Entatel, Ltd. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Comprehensive Income

For the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

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

Machinery and equipment	5 to 6 years
Office equipment	3 to 6 years
Furniture and fixtures	6 to 7 years
Leasehold improvements	5 to 6 years

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

Certain Risks and Concentrations

Ongoing customer credit evaluations are performed by the Company and collateral is not required. The Company maintains allowances for potential returns and credit losses. Management believes that no allowance is needed at December 31, 2002.

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

Three customers accounted for 19%, 34% and 31% of the Company's net revenues for the year ended December 31, 2002. At December 31, 2002, the amount due from such customers was $750,000, which was included in accounts receivable.

For the year ended December 31, 2002, the Company purchased approximately 92% of its products from one supplier. At December 31, 2002, no amount was due to such supplier.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of the acquisition is July 1, 2001 or later.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30)," for the disposal of a segment of a business (as previously defined in the Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disclosed of by sale, which also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other intangible Assets." This statement is not applicable to the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities," which supersedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of this statement will not have a material impact on the Company.

(3) Property and Equipment

Property and equipment at December 31, 2002 consist of the following:

Machinery and equipment	$ 1,289,807
Office equipment	325,683
Furniture and fixtures	26,693
Leasehold improvements	18,059
1,660,242
Less: accumulated depreciation	279,688
Total	$ 1,380,554

Depreciation expense was $208,368 for the year ended December 31, 2002.

(4) Other Assets

Other assets consist of security deposits, licensing fee, development costs and goodwill.

Licensing Fee - Related Party Transaction

In November 2000, Axesstel, Inc. ("Axesstel"), a California Corporation, a wholly owned subsidiary, entered into a 'Subscriber Unit License Agreement (the Agreement)' with Qualcomm, Inc. and obtained a license of CDMA (Code Division Multiple Access) technology, Qualcomm's intellectual property, to manufacture and sell Subscriber Units and to purchase certain components and equipment from time to time under regular price orders.

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

Development Costs

In September 2002, the Company's branch office in Korea entered into product development contracts with certain developers in Korea, including development costs of $217,164, which was capitalized as of December 31, 2002.

Pursuant to a 'Product Development Contract' entered into in October 2002 and to a 'Stock Purchase Agreement' entered into December 2002 with Entatel, Ltd. ("Entatel") in Korea, the Company incurred $572,729 of ordinary research and development costs which were charged to current operations as selling and administrative expenses for the year ended December 31, 2002.

Since management believes that the development costs have alternative future uses, those costs should be capitalized and amortized over the economic useful lives from the time the benefit from the related products is first realized. Ordinary research and development costs are charged to current operations as selling and administrative expenses.

For the year ended December 31, 2002, none of the development costs was amortized as none of the benefit from the related products was realized as of the balance sheet date.

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

For the year ended December 31, 2002, the Company ceased amortizing $21,333 of goodwill, resulting in $296,889 of goodwill recorded as of December 31, 2002.

(5) Income Taxes - Deferred Tax Liability

The following table presents the current and deferred income tax (benefit) provision for federal and state income taxes for the year ended December 31, 2002:

Current tax provision:
Federal	$ 50,000
State	$ 14,100
$ 64,100

Deferred tax (benefit) provision:
Federal	$ 143,550
State	$ 36,081
$ 179,631
Less: deferred tax assets at Dec. 31, 2001	62,354

Deferred tax liability at December 31, 2002	$ 117,277

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

As of December 31, 2002, the Company had net operating loss carryforwards fully expired for federal income tax purposes.

(6) Commitments and Contingencies

Leases

In July 2001, the Company became obligated under various capital leases for certain equipment that expire in June 2004.

At October 15, 2001, September 25, 2002 and November 1, 2002, the Company also entered into non-cancelable operating leases expiring through November 2006, September 2004 and October 2004 for office spaces in the U.S.A. and in Korea, respectively. A certain lease contains a provision for fixed rent increase, not more than three (3) percent per annum, along with an increase in certain operating expenses.

Rent expense charged to operations for the year ended December 31, 2002 was $164,416.

Future minimum lease payments under the non-cancelable operating leases and the present value of future minimum capital lease payments as of December 31, 2002 are as follows:

	Capital Leases	Operating Leases
Year Ending December 31,
2003	$ 221,029	$ 275,280
2004	110,514	242,413
2005	-	112,800
2006	-	103,400

Total minimum lease payments	$ 331,543	$ 733,893

Less amount representing interest (at rates ranging from 8.41% to 8.48%)	21,250

Present value of net minimum Capital lease payments	310,293

Less current installments of capital lease obligations under capital leases	202,462

Obligations under capital leases, excluding current	$ 107,831

Litigation

Based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(7) Stockholders' Equity

Common Stock - Acquisitions

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

Pursuant to the 'Agreement', Miracom industries, Inc. ("Miracom") acquired through a tender offer one hundred percent (100%) of the issued and outstanding capital stock of Axesstel, Inc. ("Axesstel"), a California Corporation, in exchange for the issuance of 5,553,818 shares (valued at $0.001 per share) of the company's common stock. Axesstel became a wholly owned subsidiary of Miracom, and Axesstel's shareholders received 0.302591758 shares of common stock of Miracom for each one (1) share of Axesstel's common stock they owned immediately prior to closing of the transaction.

Miracom also assumed each outstanding option and warrant for the purchase of Axesstel's common stock. The number of shares subject to each outstanding option or warrant was adjusted so that each option or warrant to purchase one (1) share of Axesstel's common stock was an option or warrant to purchase 0.302591758 share of Miracom's common stock. Pursuant to the 'Agreement', Miracom assumed 2,068,959 shares (exercise price: 1,641,706 shares - $0.26 per share, 427,253 shares - $0.07 per share) of converted outstanding options and 2,333,038 shares (exercise price: $0.07 per share) of converted outstanding warrants. As of December 31, 2002, neither stock options nor warrants were exercised.

For the year ended December 31, 2002, after a one-to-twenty nine reverse split, the Company issued 20,690 shares of common stock for debts assumed by certain shareholder totaling $250,627 and 57,425 shares for payment of outstanding debts totaling $229,604.

For the year ended December 31, 2002, the Company also issued 57,000 common shares for conversion of notes totaling $157,375 and 141,789 shares of common stock for services rendered at $204,510.

In August 2002, 4,400,000 shares of Series A Preferred Stock were converted into 1,331,404 shares of common stock at the rate of 0.302591758, pursuant to the 'Corporation Combination Agreement' dated July 16, 2002.

In September 2002, 100,000 shares and 200,000 shares of stock warrants, respectively, were granted for consultant services rendered.

In October 2002, the Company entered into a contract for legal services with a legal consultant in Korea, in consideration for 10,000 shares of the Company's common stock. As of December 31, 2002, the issuance of the common stock was in progress, and the transaction was presented under 'Other Liabilities' of 'Liabilities and Stockholders' Equity.'

As of December 31, 2002, 6,077,810 shares of common stock were issued and outstanding.

Stock Options

In September 2002, the Company established a stock option plan, under which shares of common stock are reserved for issuance to employees and consultants. Under the Plan, the Company may grant up to 911,671 (15 % of total outstanding shares; exercise price - $0.60 per share) incentive stock options or non-statutory options.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2002:

Net income (loss)
As reported	$ 635,626
Pro forma	$ (2,099,387)
Basic earnings (loss) per common share
As reported	$ 0.09
Pro forma	$ (0.31)

The following summarizes all of the Company's stock option transactions:

	Stock Option Outstanding	Weighted Average Exercise Price	Stock Options Outstanding Outside of Plan	Weighted Average Exercise Price

Outstanding, Aug. 31, 2002	2,068,959	$ 0.22	-	$ -
Granted	-	-	-	$ -
Exercised	-	-	-	$ -
Cancelled	-	-	-	$ -

Outstanding, Dec. 31, 2002	2,068,959	$ 0.22	-	$ -
Exercisable, Dec. 31, 2002	2,068,959	$ 0.22	-	$ -

Information relating to these options is as follows:

Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$ 0.26	1,641,706	1,641,706	9.7 years	$ 0.26	$ 0.26
$ 0.07	427,253	427,253	9.7 years	$ 0.07	$ 0.07
	2,068,959	2,068,959

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2002: dividend yields of 0%, expected volatility of 0%, risk-free interest rate of 1.36%, and expected lives of ten (10) years.

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

Net revenue by geographic region based on customer locations for the year ended December 31, 2002 was as follows:

	Dec. 31, 2002	Dec. 31, 2001

Net Revenues
United States	$ 5,340,770	$ 173,500
Pacific Rim	1,540,103	-
Europe	-	-
Latin America	1,204,994	-
Other	920	-
	$ 8,086,787	$ 173,500

Elimination Adjustments	-	-

Total	$ 8,086,787	$ 173,500

(9) Subsequent Event

In January 2003, pursuant to a 'Stock Option Plan' established in September 2002, the Company granted 911,671 shares of stock option pool to its employees at the exercise price of $0.60 per share.

The stock option pool's full vesting schedule will be three (3) years, with vesting 1/12 of the assigned amount to each employee every three (3) months from the awarded date without pro-rata adjustment.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,  COMPLIANCE WITH

                   SECTION  16(a) OF THE EXCHANGE ACT

The table below lists, as of December 31, 2001, the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are residents and citizens of the United States.

Directors and Executive Officers

Name	Title	Age	Date Elected or Appointed
Mike Kwon	Chairman of the Board	38	July 2000
Satoru Yukie	Chief Executive Officer and Director	47	May 2002
Jason Kim	EVP and Director	38	July 2000
Craig Hagopian	Chief Marketing Officer	38	May 2002
John Chough	Chief Financial Officer and Director	36	June 2001
Bobby Cha	Chief Operating Officer and Director	32	April 2001

Mike Kwon, Age 38,  Chairman of the Board

An experiences and seasoned wireless veteran, Mr. Mike Kwon founded Axesstel in 2000 with one goal: to enable the average citizen- wherever they may be - to access next generation services, such as the Internet, via their wireless devices.  Mr. Kwon became chairman of Axesstel on the date of inception. Prior to that time, he was Executive Vice President for NeoPoint in charge of the sales & marketing activities.

Satoru Yukie, 47, Chief Executive Officer

As CEO and president of Axesstel Inc., Mr. Satoru Yukie oversees all aspects of the company including the development, manufacturing and marketing of products. Before joining Axesstel, Inc., Mr. Yukie held several executive positions with Sony Japan, Sony Electronics Inc. and Sony Corporation of America from 1980 through 2001.  Over the past 20 years, he was in charge of various diverse business units in the consumer electronics and telecommunications industries, including strategic business planning, international business development, marketing, product management and sales management. Continually surpassing company's expectations, he was responsible for successfully introducing the first CDMA phones to numerous countries worldwide. From 2001 to 2002, Mr. Yukie was CEO of Accetio, Inc., where he was responsible for spearheading company's broadband wireless terminal and gateway solution strategy. He is a seasoned executive, having negotiated and completed more than 20 definitive agreements with major global corporations, network operators and advanced technology development companies over the span of his impressive career.  Mr. Yukie earned a bachelor's degree in engineering with a specialization in control engineering from Sophia University in Tokyo and completed MBA in the United States and accepted his CEO position at Axesstel, Inc. in May of 2002

Jason Kim, 38, Chief Strategy Officer and Executive Vice President

Mr. Jason Kim is responsible for overall coordination of Axesstel's internal functions as well as logistical planning of product cycle development. His role is to plan the Axesstel operation so that it can run smoothly from sales in the US to production in Korea. His oversight of process evaluation during product sampling and manufacturing ensures that Axesstel's product to market cycle is reached as uniformly and economically as possible. Prior to joining Axesstel in 2000, Mr. Kim worked for SK Telecom  of Korea from 1995 to 1999 and HanHwa Information Systems of Korea where he was employed from 1989 to 1995. Mr. Kim received his Bachelor of Arts in electronic engineering from Kon-kook University in Korea.

Craig Hagopian, 38, Chief Marketing Officer

Mr. Craig Hagopian brings a broad range of  high tech sales and marketing experience to the Axesstel management team.  During his tenure at SkyTel as Senior Director and Vice President from 1994 to 2001, he developed the market entry and channel partnership strategies for the first US nationwide and PCS network. During his tenure at SkyTel, he also opened new channels of distribution and pioneered innovative revenue sharing business models and deep alliances with such notable industry leaders as Sony, OfficeDepot, eBay.com, Timex, and Motorola. Prior to SkyTel, Mr. Hagopian enjoyed a successful tenure with EPSON America from 1987 to 1994 in a variety of product marketing, market planning and operational management positions where he successfully championed a $150 million dollar new product category. Most recently he was the VP of Sales and Marketing and Chief Alliance Strategist for AIR2LAN a leading regional broadband wireless Internet provider where he was responsible for top line revenue growth, customer acquisition strategy and business alignment from a pure fixed wireless deployment to a market mobility service offering. Mr. Hagopian holds a Bachelor of Science in Business Administration with dual concentrations in financial management and entrepreneurship from the University of Southern California.

John Chough, 36, Chief Financial Officer

Mr. John Chough is responsible for all the financial activities and overall corporate strategy development of Axesstel Inc. Mr. Chough brings to Axesstel years of experience from Bain & Company, where he worked from 1996 to 2000 specializing in telecom and financial sector consultancy. He also served as Chief Operating Officer of ISOFT Corporation, a Korea based mobile Internet solutions and applications company in 2000, and worked for Hyundai Securities Co.'s international division, leading the equity sales for the North America region. Mr. Chough earned his Bachelor of Arts with distinction in economics and mathematics from Cornell University and his Masters of Business Administration with concentrations in finance and international business from Columbia University.

Bobby Cha, 32, Chief Operating Officer

Mr. Bobby Cha joined Axesstel in January of 2001 and serves as the company's COO and Secretary to the Corporation. Mr. Cha's primary responsibilities are the day-to-day management of business operations and supports the execution and implementation of customer fulfillment and delivery. He brings to Axesstel eight years of corporate banking experience from Bank of America (Los Angeles, Hong Kong) and Citigroup (San Francisco) where he managed performing and non-performing real estate assets and last served as Operations Manager for Citigroup's Corporate Business Services. Mr. Cha received his undergraduate degree from USC in economics and an MBA in international finance in UCLA.

Involvement in Certain Legal Proceedings

None of the Officers or Directors are involved in any lawsuits.

Family Relationships

There are no family relationships between any of the officers and/or directors.

ITEM 10.     EXECUTIVE COMPENSATION

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts

Mike Kwon	2000	110,000	0	0		0
	2001	120,000	0	0		620,439
	2002	165,000	0	0		1,227,171(1)

Satoru Yukie	2000	0	0	0		0
	2001	0	0	0		0
	2002	150,000	0	0		1,294,367(2)

Jason Kim	2000	75,000	0	0		0
	2001	90,000	0	0		299,132
	2002	125,000	0	0		234,315(3)

Craig Hagopian	2000	0	0	0		0
	2001	0	0	0		0
	2002	125,000	25,000	0		181,295(4)

John Chough	2000	0	0	0		0
	2001	75,000	0	0		172,476
	2002	90,000	0	0		111,098(5)

Bobby Cha	2000	0	0	0		0
	2001	55,000	0	0		110,991
	2002	75,000	0	0		85,432(6)

Note:  Salaries are annualized numbers based on the payment on December 31st of each year. The actual paid amount is less since the company came into existence in July 2000 and the salaries are usually adjusted in the middle of the year.

(1) 104,000 of these options not yet vested

(2) 84,000 of these options not yet vested

(3) 66,500 of these options not yet vested

(4) 30,000 of these options not yet vested

(5) 39,100 of these options not yet vested

(6) 39,100 of these options not yet vested

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant is a publicly owned corporation, the shares of which are owned by United States residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

The table below lists, as of December 31, 2002, all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant.

5% Shareholders

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Mike Kwon	2,541,771	41.8%
Common	TBK/Bong Keun Kim	1,028,811	16.9%
Common	Addcom	605,183	10.0%
Common	Qualcomm	605,183	10.0%
Total		4,780,948	78.7%

    Note: Based on 6,077,810 shares outstanding as of December 31, 2002.

The table below lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group, as of December 31, 2002.

Shareholdings of Directors and Executive Officers

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Mike Kwon	2,541,771	41.8%
Common	Jason Kim	102,881	1.7%
Total		2,644,652	43.5

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions since the Date of Inception, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(c) The index of exhibits

        99.1 - Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Axesstel, Inc.

a Nevada corporation

Date:

By: /s/ Mike Kwon

Mike Kwon, Chairman of the Board

By: /s/ Satoru Yukie

Satoru Yukie, Chief Executive Officer

By: /s/ John Chough

John, Chough, Chief Financial Officer

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Satoru Yukie, provides the following certification.

     I, Satoru Yukie, Chief Executive Officer of Axesstel, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003	/s/ Satoru Yukie
Satoru Yukie, Chief Executive Officer

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Mike Kwon provides the following certification.

     I, Mike Kwon, Chairman of the Board of Axesstel, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003	/s/ Mike Kwon
Mike Kwon, Chairman

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, John Chough provides the following certification.

     I, John Chough, Chief Financial Officer of Axesstel, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003	/s/ John Chough
John Chough, Chief Financial Officer