Form 10QSB
period 2003-03-31
AXESSTEL INC
filed 2003-05-20
CIK 1092492

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [ ]

As of March 31, 2003, the Company had 6,077,810 shares of common stock issued and outstanding.

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

Item 3.    Controls and Procedures

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Part 1

ITEM 1:   Financial Statements

AXESSTEL, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

March 31, 2003

(Unaudited)

AXESSTEL, INC. AND SUBSIDIARIES

CONTENTS

March 31, 2003 (Unaudited)

INDEPENDENT ACCOUNTANTS ' REVIEW REPORT

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet

Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Statement of Stockholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors

Axesstel, Inc. and Subsidiaries

San Diego, California

We have reviewed the accompanying consolidated balance sheet of Axesstel, Inc. and subsidiaries as of March 31, 2003 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the three-month period (January 1, 2003 through March 31, 2003) then ended, in accordance with Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Axesstel, Inc. and subsidiaries.

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

KENNY H. LEE CPA GROUP, INC.

May 14, 2003

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2003

(Unaudited)

March 31, 2003
ASSETS
Current assets

Cash and cash equivalents	$ 499,391
Accounts receivable, net of allowance for doubtful accounts of $0	1,344,526
Investment in government bond	437
Prepayments and other current assets	993,295

Total current assets	2,837,649

Property and equipment, net (note 3)	2,067,944

Other assets (note 4)	1,667,771

Total assets	$ 6,573,364

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable	$ 240,900
Deferred tax liability (note 5)	612,673
Current installments of obligations under capital leases (note 6)	206,785
Accrued expenses and other liabilities	1,741,009

Total current liabilities	2,801,367

Long-term liabilities

Obligations under capital leases, excluding current installments (note 6)	54,485

Total long-term liabilities	54,485

Commitments and contingencies

Stockholders' equity

Common stock, $0.001 par value per share. Authorized 50,000,000 shares; 6,077,810 shares issued and outstanding (note 7)	6,078
Additional paid-in capital	3,096,012
Accumulated other comprehensive loss	(52,410)
Retained earnings	667,832

Total stockholders' equity	3,717,512

Total liabilities and stockholders' equity	$ 6,573,364

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three-Month Periods Ended March 31, (Unaudited)

	2003	2002
Net Sales	$ 3,279,105	$ -

Cost of goods sold	555,471	-

Gross Profit	2,723,634	-

Selling, general and administrative expenses	1,412,921	93,161

Operating Income (loss)	1,310,713	(93,161)

Other income (expense)
Interest income and other income	116,056	-
Interest expense and other expense	(6,234)	(149)

Total other income (expense)	109,822	(149)

Income (loss) before income taxes	1,420,535	(93,310)

Provision for income taxes	612,809	800

Net income (loss)	807,726	(94,110)

Other comprehensive income (loss)
Foreign currency translation adjustment	(9,355)	-

Comprehensive income (loss)	$ 798,371	$ (94,110)

Basic and diluted earnings (loss) per common share	$ 0.13	$ (0.01)

Weighted average number of common shares	6,077,810	7,291,821

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Three-Month Period Ended March 31, 2003

(Unaudited)

				Accumulated Other		Total Stockholders'
	Common Stock		Additional Paid-in	Comprehensive	Retained	Equity
	Shares	Amount	Capital	Income (Loss)	Earnings	(Deficit)
Balance at December 31, 2002	6,077,810	$ 6,078	$3,096,012	$ (43,055)	$ (139,894)	$ 2,919,141
Cumulative translation adjustment				(9,355)		(9,355)
Net Income (loss)					807,726	807,726
Balance at March 31, 2003	6,077,810	$ 6,078	$ 3,096,012	$ (52,410)	$ 667,832	$3,717,512

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three-Month Periods Ended March 31,

(Unaudited)

	2003	2002
Cash flow from operating activities:
Net Income (loss)	$ 807,726	$ (94,110)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	103,166	629
(Increase) decrease in
Accounts receivable	(22,504)	-
Prepayments and other current assets	(612,535)	-
Prepaid security deposits - other assets	(29,190)	-
Increase (decrease) in
Accounts payable	240,900	-
Deferred tax liability	495,396	-
Accrued expenses and other liabilities	46,219	31,449
Total adjustments	221,452	32,078
Net cash provided by (used in) operating activities	1,029,178	(62,032)

Cash flow from investing activities:
Acquisition of property and equipment	(793,290)	-
Acquisition of intangible assets (development costs) - other assets	(449,538)	-
Decrease in investment in government bond	29	-
Net cash provided by (used in) investing activities	(1,242,808)	-

Cash flow from financing activities:
Issuance of stock for compensation	-	73
Increase in additional paid-in capital	-	61,959
Principal repayments under capital lease obligations	(46,289)	-
Net cash provided by (used in) financing activities	(46,289)	62,032

Cumulative translation adjustment	(9,355)	-

Net increase (decrease) in cash and cash equivalents	(269,274)	-

Cash and cash equivalents at beginning of period	768,665	-
Cash and cash equivalents at end of period	$ 499,391	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Income tax	$ 136	$ -

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 (Unaudited)

(1) Organization and Line of Business:

Axesstel, Inc. (the Company), formerly named as Miracom Industries, Inc., was incorporated in the state of Nevada on March 12, 1996. Miracom industries, Inc. was a shell corporation with no other material operations until the acquisition.  On July 16, 2002, Miracom Industries, Inc. entered into a "Corporate Combination Agreement " (the "Agreement ") with Axesstel, Inc., a California Corporation, executed and accepted as effective August 22, 2002. Axesstel, Inc. was incorporated in California in July of 2000 and is in the business of producing telecommunication carrier-grade subscriber terminals such as fixed wireless telephones, wireless hybrid products and enhanced wireless devices. Pursuant to the Agreement, Miracom Industries, Inc. acquired Axesstel, Inc., a California Corporation, and Axesstel, Inc. became a wholly owned subsidiary of Miracom Industries, Inc. At the same time, Miracom Industries, Inc. changed its name to Axesstel, Inc. with its main office located in California, and focused its business on telecommunication products development and design and distribution of the products worldwide through its direct carrier customer sales operations.

The Company established a wholly owned subsidiary named 'Axesstel Korea, Ltd.' in Korea in July 2000 and a branch office in Korea in July 2002, in order to engage in research and development activities and to outsource manufacturers of telecommunication products and parts.  In December 2002, in order to accelerate technology development and productivity, the Company entered into a 'Stock Purchase Agreement (the "Agreement")' with Entatel, Ltd. ("Entatel"), a Korea-based company, mainly engaged in developing, manufacturing and selling telecommunication products. Pursuant to the 'Agreement', the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of Entatel, in exchange for 300,000 shares (valued at $0.001 per share) of the Company's common stock. The acquisition was accounted for under the purchase method of accounting, pursuant to SFAS No. 141, "Business Combinations" issued in June 2001. As of March 31, 2003, the issuance of the Company's common stock was in progress, and the transaction was presented under 'Other Liabilities' of 'Liabilities and Stockholders' Equity.'

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

Comprehensive Income   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

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

Certain Risks and Concentrations   Ongoing customer credit evaluations are performed by the Company and collateral is not required. The Company maintains allowances for potential returns and credit losses. Management believes that no allowance is needed at March 31, 2003.  The Company's products include components subject to rapid technological change. Significant technological change could adversely affect the Company's operating results and subject the Company to product returns. While the Company has ongoing programs to minimize the adverse effect of such changes and considers technological change in estimating its allowances, such estimates could change in the future.  Two customers accounted for 61% and 26% of the Company's net revenues for the three-month period ended March 31, 2003. At March 31, 2003, the amounts due from such customers were $242,900 and $430,830, respectively, which were included in accounts receivable.  For the three-month period ended March 31, 2003, the Company purchased approximately 99% of its products from one supplier. At March 31, 2003, the amount due to such supplier was $240,900, which was included in accounts payable.

(3) Property and Equipment

Property and equipment at March 31, 2003 consist of the following:

Machinery and equipment	$2,013,245
Office equipment	393,064
Furniture and fixtures	29,164
Leasehold improvements	18,059
Total:	$2,453,532
Less: accumulated depreciation	385,588
Total:	$2,067,944

Depreciation expense was $103,166 for the three-month period ended March 31, 2003.

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

Development Costs

For the three-month period ended March 31, 2003, the Company's branch office and its subsidiaries in Korea entered into various product development contracts with certain developers in Korea, including development costs of $666,702, which was capitalized as of March 31, 2003.

Since management believes that the development costs have alternative future uses, those costs should be capitalized and amortized over the economic useful lives from the time the benefit from the related products is first realized. Ordinary research and development costs are charged to current operations as selling and administrative expenses.

For the three-month period ended March 31, 2003, none of the development costs was amortized as none of the benefit from the related products was realized as of the balance sheet date.

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

For the three-month period ended March 31, 2003, the Company ceased amortizing $5,333 of goodwill, resulting in $296,889 of goodwill recorded as of March 31, 2003.

(5) Income Taxes - Deferred Tax Liability

The following table presents the current and deferred income tax (benefit) provision for federal and state income taxes for the three-month period ended March 31, 2003:

Current tax provision
Federal	$136
State	$-
$136

Deferred tax (benefit) provision:
Federal	$486,249
State	$126,425
$612,673

Deferred tax liability at March 31, 2003                                                                 $612,673

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

As of March 31, 2003, the Company had net operating loss carryforwards fully expired for federal income tax purposes.

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

Rent expense charged to operations for the three-month period ended March 31, 2003 was $46,473.

Future minimum lease payments under the non-cancelable operating leases and the present value of future minimum capital lease payments as of March 31, 2003 are as follows:

	Capital Leases	Operating Lease
Year Ending December 31:
2003	$165,772	$206,460
2004	110,514	242,413
2005	-	112,800
2006	-	103,400
Total minimum lease payments	$276,286	$665,073
Less amount representing interest (at rates ranging from 8.41% to 8.48%)	15,016
Present value of net minimum Capital lease payments	216,270
Less current installments of capital lease obligations under capital leases	206,785
Obligations under capital leases, excluding current	$54,485

Litigation

Based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(7) Stockholders' Equity

Common Stock

In September 2002, 100,000 shares and 200,000 shares of stock warrants, respectively, were granted for consultant services rendered.

In October 2002, the Company entered into a contract for legal services with a legal consultant in Korea, in consideration for 10,000 shares of the Company's common stock. As of March 31, 2003, the issuance of the common stock was in progress, and the transaction was presented under 'Other Liabilities' of 'Liabilities and Stockholders' Equity.'

For the three-month period ended March 31, 2003, the Company authorized, but unissued, 92,500 shares of common stock to individuals and entities for cash totaling $185,000. As of March 31, 2003, the issuance of the common stock was in progress, and the transaction was also presented under 'Other Liabilities' of 'Liabilities and Stockholders' Equity.'

As of March 31, 2003, 6,077,810 shares of common stock were issued and outstanding.

Stock Options

In September 2002, the Company established a stock option plan, under which shares of common stock are reserved for issuance to employees and consultants. Under the Plan, the Company may grant up to 911,671 (15 % of total outstanding shares) incentive stock options or non-statutory options. Pursuant to the plan, the Company granted 873,184 shares of stock options to its employees for the three-month period ended March 31, 2003.

In March 2003, the Company also established a new stock option plan. Under the Plan, the Company may grant up to 982,171 (approximately 15 % of current total outstanding shares) option rights. Pursuant to the plan, the Company also granted 310,000 shares of stock options to its employees for the three-month period ended March 31, 2003.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the three-month period ended March 31, 2003:

                                Net income (loss)

                                    As reported                                $ 807,726

                                    Pro forma                                $(4,981,089)

                                            Basic earnings (loss) per common share

                                    As reported                                $  0.13

                                    Pro forma                                  $ (0.82)

The following summarizes all of the Company's stock option transactions:

	Stock Options Outstanding	Weighted-Average Exercise Price	Stock Options Outstanding Outside of Plan	Weighted Average Exercise Price
Outstanding, Dec 31, 2002	2,068,959	$0.22	-	$-
Granted	1,183,184	$1.33	-	$-
Exercised	-	-	-	$-
Cancelled	-	-	-	$-
Outstanding, March 31, 2003	3,252,143	$0.63	-	$-
Exercisable, March 31, 2003	3,252,143	$0.63	-	$-

Information relating to these options is as follows:

Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
$0.26	1,641,706	1,641,706	9.5 years	$0.26	$0.26
$0.07	427,253	427,253	9.5 years	$0.07	$0.07
$1.14	873,184	873,184	9.8 years	$1.14	$1.14
$1.88	310,000	310,000	9.9 years	$1.88	$1.88
Totals	3,252,143	3,252,143

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the three-month period ended March 31, 2003: dividend yields of 0%, expected volatility of 0%, risk-free interest rate of 1.18%, and expected lives of ten (10) years.

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

Net revenue by geographic region based on customer locations for the three-month period ended March 31, 2003 was as follows:

	March 31, 2003	March 31, 2002
Net revenue
United States	$3,012,630	$-
Pacific Rim	$266,475	-
Europe	-	-
Latin America	-	-
Other	$-	-
Elimination adjustments	-	-
Total	$3,279,105	$-

(9) Subsequent Event

In April 2003, Entatel, Ltd., one of the Company's subsidiaries, was re-named as 'Axesstel R&D Center Co., Ltd.'

PART I.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Because of the corporate combination with Axesstel, Inc., a California corporation, the new Axesstel, Inc., a Nevada corporation formerly known as Miracom Industries, Inc., exhibits vastly improved financial results. The former Miracom Industries, Inc. was a shell company at the time of the acquisition with no material operations, as stated earlier.

Revenue: The Company's $3,279,105 revenue has been derived from both its product sales and the Non-Recurring Engineering business, a fee based development service. The Company did not have any revenue in the 1st quarter last year. Compared to last year's total revenue of $8,086,787, this is approximately 41% achievement.

Expense:  Cost of Goods sold recorded $555,471, yielding the gross profit of $2,723,634, approximately 83% gross margin. Such high gross margin is attributed to the fact that the Non-Recurring Engineering business does not incur any cost of goods sold, for it is mainly utilizing the Company's engineering resources already in place, which are included in the operating expenses. The total operating expense was $1,412,921, resulting operating profit of $1,310,713, approximately 40% operating margin, partly thanks to the management's cost saving efforts. The Company continues to strengthen its R&D capabilities throughout the year. This could yield increased operating expenses in 2003 and the future; however, the Company's management believes that such investment is necessary at this point to capture bigger market share in the future and to produce the highest quality CDMA wireless products. Significant capital expenditure related to R&D has been made this quarter such as purchasing Qualcomm MSM5100 chipset software license; however, this expenditure does not reduce operating income very much, for it would be amortized.

Overall, the company showed $1,420,535 pre-tax earnings for this quarter, compared to $93,310 loss for the first quarter 2002. This is an excellent result even compared to the entire 2002 year, of which the pre-tax income was $879,357, surpassing last year's entire income by over 60%.

Liquidity and Capital Resources: Since 2000, the Company has been mostly operating on the cash flow generated internally; thus, limiting its exposure to borrowings and minimizing equity dilution. Cash flow from investing activities reflects those capital expenditures related to R&D.  However, the Company plans to raise some funding from outside in 2003, subject to the terms and conditions offered, in order to successfully implement its growth plan and support increasing resources.

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

        (i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

        (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

     Item 5. Other Information

               None.

     Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1 - Certification in Accordance with Section 906 of the Sarbannes-Oxley Act of 2002

Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

(Registrant)

Date: May 20, 2003             /s/ Satoru Yukie

                                             Satoru Yukie,

                                            Chief Executive Officer

Date: May 20, 2003             /s/ John Chough

                                             John Chough

                                            Chief Financial Officer

Exhibit 99.1     Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Axesstel, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Satoru Yukie, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Satoru Yukie
Chief Executive Officer
Dated: May 20, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Axesstel, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, John Chough, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Chough
Chief Financial Officer
Dated: May 20, 2003

Exhibit 99.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Satoru Yuki provides the following certification.

I, Satoru Yuki, President and Director of Axesstel, Inc. ("Company"), certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

/s/ Satoru Yuki

Satoru Yuki

President

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, John Chough provides the following certification.

I, John Chough, Chief Financial Officer and Director of Axesstel, Inc. ("Company"), certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

/s/ John Chough

John Chough

Chief Financial Officer