Form 10QSB
period 2003-06-30
AXESSTEL INC
filed 2003-08-15
CIK 1092492

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [ ]

As of June 30, 2003, the Company had 6,580,316 shares of common stock issued and outstanding.

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

June 30, 2003

(Unaudited)

AXESSTEL, INC. AND SUBSIDIARIES

CONTENTS

June 30, 2003 (Unaudited)

INDEPENDENT ACCOUNTANTS ' REVIEW REPORT

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet

Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Statement of Stockholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors

Axesstel, Inc. and Subsidiaries

San Diego, California

We have reviewed the accompanying consolidated balance sheet of Axesstel, Inc. and subsidiaries as of June 30, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the six-month period (January 1, 2003 through June 30, 2003) then ended, in accordance with Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Axesstel, Inc. and subsidiaries.

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

KENNY H. LEE CPA GROUP, INC.

August 5, 2003

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2003 (Unaudited)

June 30, 2003
ASSETS
Current assets

Cash and cash equivalents	$ 1,576,567
Accounts receivable, net of allowance for doubtful accounts of $0	1,703,316
Investment in government bond	91
Prepayments and other current assets	638,966

Total current assets	3,918,940

Property and equipment, net (note 3)	2,192,177

Other assets (note 4)	1,618,738

Total assets	$ 7,729,855

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable	$ 1,188,752
Deferred tax liability (note 5)	771,649
Current installments of obligations under capital leases (note 6)	211,200
Accrued expenses and other liabilities	1,131,256

Total current liabilities	3,302,857

Long-term liabilities

Obligations under capital leases, excluding current installments (note 6)	-

Total long-term liabilities	-

Commitments and contingencies	-

Stockholders' equity

Common stock, $0.001 par value per share. Authorized 50,000,000 shares; 6,580,316 shares issued and outstanding (note 7)	6,580
Additional paid-in capital	3,636,877
Accumulated other comprehensive loss	(89,376)
Retained earnings	872,917

Total stockholders' equity	4,426,998

Total liabilities and stockholders' equity	$ 7,729,855

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Six-Month Periods Ended June 30, 2003 and 2002 (Unaudited)

	Three months June 30, 2003	Six months June 30, 2003	Three months June 30, 2002	Six months June 30, 2002

Net Sales	$ 4,962,400	$ 8,241,505	$ -	$ -

Cost of goods sold	2,229,354	2,784,825	-	-

Gross Profit	2,733,046	5,456,680	-	-

Selling, general and administrative expenses	2,407,418	3,820,339	31,129	124,290

Operating income (loss)	325,628	1,636,341	(31,129)	(124,290)

Other income (expense)
Interest income and other income	110,680	226,736	-	-
Interest expense and other expense	(72,247)	(78,481)	(86)	(235)

Total other income (expense)	38,433	148,255	(86)	(235)

Income (loss) before income taxes	364,061	1,784,596	(31,215)	(124,525)

Provision for income taxes	158,976	771,785	-	800

Net income (loss)	205,085	1,012,811	(31,215)	(125,325)

Other comprehensive income (loss)
Foreign currency translation adjustment	(36,966)	(46,321)	-	-

Comprehensive income (loss)	$ 168,119	$ 966,490	$ (31,215)	$ (125,325)

Basic and diluted earnings (loss) per common share	$ 0.03	$ 0.16	$ (0.00)	$ (0.02)

Weighted average number of common shares	6,366,278	6,222,844	7,291,821	7,291,821

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Six-Month Period Ended June 30, 2003

(Unaudited)

				Accumulated Other		Total Stockholders'
	Common Stock		Additional Paid-in	Comprehensive	Retained	Equity
	Shares	Amount	Capital	Income (Loss)	Earnings	(Deficit)
Balance at December 31, 2002	6,077,816	$ 6,078	$3,096,012	$ (43,055)	$ (139,894)	$ 2,919,141
Stock issued for services	10,000	10	14,393	-	-	14,403
Stock issued for acquisition	300,000	300	41,664	-	-	41,964
Stock issued for cash	92,500	92	184,908	-	-	185,000
Stock issued for employee compensation	100,000	100	299,900	-	-	300,000
Cumulative translation adjustment	-	-	-	(46,321)	-	(46,321)
Net Income (loss)	-	-	-	-	1,012,811	1,012,811
Balance at June 30, 2003	6,580,316	$ 6,580	$ 3,636,877	$ (89,376)	$ 872,917	$ 4,426,998

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-Month Periods Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flow from operating activities:
Net income (loss)	$ 1,012,811	$ (125,325)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	232,227	1,258
Issuance of stock for services	10	-
Issuance of stock for acquisition	300	-
Issuance of stock for employee compensation	100	73
(Increase) decrease in
Accounts receivable	(381,294)	-
Prepayments and other current assets	(258,206)	-
Prepaid security deposits - other assets	(44,116)	-
Increase (decrease) in
Accounts payable	1,188,752	-
Deferred tax liability	654,372	-
Accrued expenses and other liabilities	(563,534)	62,035
Total adjustments	828,611	63,366
Net cash provided by (used in) operating activities	1,841,422	(61,959)

Cash flow from investing activities:
Acquisition of property and equipment	(1,043,850)	-
Acquisition of intangible assets (development costs) - other assets	(385,579)	-
Decrease in investment in government bond	366	-
Net cash provided by (used in) investing activities	(1,429,063)	-

Cash flow from financing activities:
Issuance of stock for cash	92	-
Increase in additional paid-in capital	540,865	61,959
Principal repayments under capital lease obligations	(99,093)	-
Net cash provided by (used in) financing activities	441,864	61,959

Cumulative translation adjustment	(46,321)	-

Net increase (decrease) in cash and cash equivalents	807,902	-

Cash and cash equivalents at beginning of period	768,665	-
Cash and cash equivalents at end of period	$ 1,576,567	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Income tax	$ 37,636	$ -

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 (Unaudited)

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

In December 2002, in order to accelerate technology development and productivity, the Company entered into a 'Stock Purchase Agreement (the "Agreement")' with Entatel, Ltd. ("Entatel"), a Korea-based company, mainly engaged in developing, manufacturing and selling telecommunication products. Pursuant to the 'Agreement', the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of Entatel, in exchange for 300,000 shares (valued at $0.001 per share) of the Company's common stock. The acquisition was accounted for under the purchase method of accounting, pursuant to SFAS No. 141, "Business Combinations" issued in June 2001. In April 2003, Entatel was re-named as 'Axesstel R&D Center Co., Ltd.'

(2) Summary of Significant Accounting Policies

Affirmative Statement The accompanying consolidated financial statements have been adjusted to include all adjustments which in the opinion of the management of the Company are necessary in order to make the consolidated financial statements not misleading.

Principles of Consolidation

The consolidated financial statements include the accounts of Axesstel, Inc. and its wholly owned subsidiaries, Axesstel, Inc., a California Corporation, Axesstel Korea, Ltd., its branch office in Korea and Entatel, Ltd. (renamed as 'Axesstel R&D Center Co., Ltd.'). All significant intercompany accounts and transactions are eliminated in consolidation.

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

Foreign Currency Exchange Gains and Losses

The reporting currency for the Company is the United States dollar. The functional currency of the Company's foreign subsidiary is the Korean won. Subsidiaries' assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of accumulative other comprehensive income (loss) in shareholders' equity. Foreign currency transaction gains and losses are recorded in the statements of operations and comprehensive loss as a component of general and administrative expense.

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

Certain Risks and Concentrations

Ongoing customer credit evaluations are performed by the Company and collateral is not required. The Company maintains allowances for potential returns and credit losses. Management believes that no allowance is needed at June 30, 2003.

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

Two customers accounted for 52% and 33%, and 56% and 23% of the Company's net revenues, respectively, for the three-month and six-month periods ended June 30, 2003. At June 30, 2003, the amounts due from such customers were $0 and $1,130,625, respectively, which were included in accounts receivable.

For the three-month and six-month period ended June 30, 2003, the Company purchased approximately 99% of its products from one supplier. At June 30, 2003, the amount due to such supplier was $1,188,500, which was included in accounts payable.

(3) Property and Equipment

Property and equipment at June 30, 2003 consist of the following:

Machinery and equipment	$2,013,245
Office equipment	598,226
Furniture and fixtures	31,958
Leasehold improvements	60,663
$2,704,092
Less: accumulated depreciation	511,915
Total:	$2,192,177

Depreciation expense was $232,227 for the six-month period ended June 30, 2003.

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

Pursuant to the 'Agreement' amended in March 2002, $3,000,000 of the "Up-Front License Fee" was reduced to $500,000.

Development Costs

For the six-month period ended June 30, 2003, the Company's branch office and its subsidiaries in Korea entered into various product development contracts with certain developers in Korea, including development costs of $602,743, which was capitalized as of June 30, 2003.

Since management believes that the development costs have alternative future uses, those costs should be capitalized and amortized over the economic useful lives from the time the benefit from the related products is first realized. Ordinary research and development costs are charged to current operations as selling and administrative expenses.

For the six-month period ended June 30, 2003, none of the development costs was amortized as none of the benefit from the related products was realized as of the balance sheet date.

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

For the six-month period ended June 30, 2003, the Company ceased amortizing $10,666 of goodwill, resulting in $296,889 of goodwill recorded as of June 30, 2003.

(5) Income Taxes - Deferred Tax Liability

The following table presents the current and deferred income tax (benefit) provision for federal and state income taxes for the six-month period ended June 30, 2003:

Current tax provision
Federal	$136
State	$-
$136

Deferred tax (benefit) provision:
Federal	$612,420
State	$159,229
$771,649

Deferred tax liability at June 30, 2003                                   $                 771,649

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

As of June 30, 2003, the Company had net operating loss carryforwards fully expired for federal income tax purposes.

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

Rent expense charged to operations for the six-month period ended June 30, 2003 was $142,101.

Future minimum lease payments under the non-cancelable operating leases and the present value of future minimum capital lease payments as of June 30, 2003 are as follows:

	Capital Leases	Operating Lease
Year Ending December 31:
2003	$110,514	$140,571
2004	110,514	247,089
2005	-	112,800
2006	-	103,400
Total minimum lease payments	$221,028	$603,860
Less amount representing interest (at rates ranging from 8.41% to 8.48%)	9,828
Present value of net minimum Capital lease payments	211,200
Less current installments of capital lease obligations under capital leases	211,200
Obligations under capital leases, excluding current	$-

Litigation

Based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(7) Stockholders' Equity

Common Stock

In October 2002, the Company entered into a contract for legal services with a legal consultant in Korea, in consideration for 10,000 shares of the Company's common stock. In May 2003, the Company issued these shares of common stock at the price of $1.44 (total value: $14,403).

In May 2003, the Company issued 92,500 shares of common stock to individuals and entities for cash totaling $185,000.

In May 2003, the Company also issued 300,000 shares (total value: $41,964) of common stock for the acquisition of one hundred percent (100%) of the issued and outstanding capital stock of Entatel, pursuant to a 'Stock Purchase Agreement' made in December 2002.

In June 2003, the Company issued 100,000 shares of its common stock for employee compensation at the price of $3.00, totaling $300,000.

As of June 30, 2003, 6,580,316 shares of common stock were issued and outstanding.

Stock Options

In September 2002, the Company established a stock option plan, under which shares of common stock are reserved for issuance to employees and consultants. Under the Plan, the Company may grant up to 911,671 (15 % of total outstanding shares) incentive stock options or non-statutory options. Pursuant to the plan, the Company granted 181,500 shares of stock options to its employees for the six-month period ended June 30, 2003.

In March 2003, the Company also established a new stock option plan. Under the Plan, the Company may grant up to 982,171 (approximately 15 % of current total outstanding shares) option rights. Pursuant to the plan, the Company also granted 431,000 shares of stock options to its employees for the six-month period ended June 30, 2003.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the six-month period ended June 30, 2003:

                                Net income (loss)

                                    As reported                             $ 1,012,811

                                    Pro forma                                $(5,053,170)

                                            Basic earnings (loss) per common share

                                    As reported                                $  0.16

                                    Pro forma                                  $ (0.81)

The following summarizes all of the Company's stock option transactions:

	Stock Options Outstanding	Weighted-Average Exercise Price	Stock Options Outstanding Outside of Plan	Weighted Average Exercise Price
Outstanding, Dec 31, 2002	2,787,643	$0.39	-	$-
Granted	612,500	$2.00	-	$-
Exercised	-	-	-	$-
Cancelled	-	-	-	$-
Outstanding, June 30, 2003	3,400,143	$0.68	-	$-
Exercisable, June 30, 2003	3,400,143	$0.68	-	$-

Outstanding stock options as of December 31, 2002 have been restated to reflect options issued for employees hired in prior year.

Information relating to these options is as follows:

Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
$0.26	1,641,706	1,641,706	9.48 years	$0.26	$0.26
$0.07	427,253	427,253	9.48 years	$0.07	$0.07
$1.17	900,184	900,184	9.78 years	$1.17	$1.17
$1.85	431,000	431,000	9.88 years	$1.85	$1.85
Totals	3,400,143	3,400,143

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the six-month period ended June 30, 2003: dividend yields of 0%, expected volatility of 0%, risk-free interest rate of 1.06%, and expected lives of ten (10) years.

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

Net revenue by geographic region based on customer locations for the six-month period ended June 30, 2003 was as follows:

	June 30, 2003	June 30, 2002
Net revenue
United States	$6,156,630	$-
Pacific Rim	$2,084,875	-
Europe	-	-
Latin America	-	-
Other	$-	-
	$8,241,505	$-
Elimination adjustments	-	-
Total	$8,241,505	$-

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

Revenue: The Company's $8,241,505 revenue in the six-month period ended June 30, 2003 has been derived from both its product sales and the Non-Recurring Engineering business, a fee based development service. The Company did not have any revenue in the 1st quarter last year.

Expense:  Cost of Goods sold recorded $2,784,825 for the six-month period ended June 30, 2003 as compared to $0 for the six-month period ended June 30, 2002, yielding the gross profit of $5,456,680, approximately 49% gross margin. Such high gross margin is attributed to the fact that the Non-Recurring Engineering business does not incur any cost of goods sold, for it is mainly utilizing the Company's engineering resources already in place, which are included in the operating expenses. The Company continues to strengthen its R&D capabilities throughout the year. This could yield increased operating expenses in 2003 and the future; however, the Company's management believes that such investment is necessary at this point to capture bigger market share in the future and to produce the highest quality CDMA wireless products. Significant capital expenditure related to R&D has been made this quarter such as purchasing Qualcomm MSM5100 chipset software license; however, this expenditure does not reduce operating income very much, for it would be amortized.

Overall, the company showed $364,061 pre-tax earnings for this quarter, compared to $31,215 loss for the second quarter 2002.

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

     Item 5. Other Information

               None.

     Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1 - Certification in Accordance with Section 906 of the Sarbannes-Oxley Act of 2002

Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

(Registrant)

Date: August 14, 2003             /s/ Satoru Yukie

                                             Satoru Yukie,

                                            Chief Executive Officer

Date: August 14, 2003             /s/ John Chough

                                             John Chough

                                            Chief Financial Officer

Exhibit 99.1     Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Axesstel, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Satoru Yukie, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Satoru Yukie
Chief Executive Officer
Dated: August 14, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Axesstel, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, John Chough, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Chough
Chief Financial Officer
Dated: August 14, 2003

Exhibit 99.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Satoru Yuki provides the following certification.

I, Satoru Yuki, President and Director of Axesstel, Inc. ("Company"), certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

/s/ Satoru Yuki

Satoru Yuki

President

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, John Chough provides the following certification.

I, John Chough, Chief Financial Officer and Director of Axesstel, Inc. ("Company"), certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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