Form 10QSB/A
period 2003-06-30
AXESSTEL INC
filed 2003-08-18
CIK 1092492

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

Revenue: The Company's $8,241,505 revenue in the six-month period ended June 30, 2003 has been derived from both its product sales and the Non-Recurring Engineering business, a fee based development service. The Company did not have any revenue in the 1st two quarters last year.  Also, the second quarter revenue of $4,962,400 is more than a 50% increase from the $3,279,105 recorded as revenue in the first quarter of 2003.

Expense:  Cost of Goods sold recorded $2,784,825 for the six-month period ended June 30, 2003 as compared to $0 for the six-month period ended June 30, 2002, yielding the gross profit of $5,456,680, approximately 49% gross margin. Such high gross margin is attributed to the fact that the Non-Recurring Engineering business does not incur any cost of goods sold, for it is mainly utilizing the Company's engineering resources already in place, which are included in the operating expenses. The Company continues to strengthen its R&D capabilities throughout the year. This could yield increased operating expenses in 2003 and the future; however, the Company's management believes that such investment is necessary at this point to capture bigger market share in the future and to produce the highest quality CDMA wireless products. Thus, the second quarter SG&A expense of $2,407,418 is a 70% increase from the $1,412,921 recorded in the first quarter of 2003.  This increase includes over $300,000 related to the issuance of common shares to engineers as signing bonuses.

Overall, the company showed $364,061 pre-tax earnings for this quarter, compared to $31,215 loss for the second quarter 2002. For the six-month period ended June 30, 2002, the company has recorded $1,784,596 in pre-tax earnings.  Thus, both revenue and earnings have surpassed those of the entire 2002 fiscal year.

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