Form 10QSB
period 2003-09-30
AXESSTEL INC
filed 2003-11-19
CIK 1092492

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [ ]

As of September 30, 2003, the Company had 6,580,316 shares of common stock issued and outstanding.

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

Part 1

ITEM 1:   Financial Statements

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2003 (Unaudited)

September 30, 2003
ASSETS
Current assets

Cash and cash equivalents	$ 8,442
Accounts receivable	1,171,822
Prepayments and other current assets	351,054

Total current assets	1,531,318

Property and equipment, net (note 3)	2,058,756

Other assets (note 4)
Security deposits	161,153
License fee	500,000
Development costs	1,086,379
Goodwill	929,925

Total other assets	2,677,457

Total assets	$ 6,267,531

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable	$ 146,000
Overdraft with bank	65,498
Deferred tax liability (note 5)	61,927
Current installments of obligations under capital leases (note 6)	160,062
Accrued expenses and other liabilities	1,431,819

Total current liabilities	1,865,306

Commitments and contingencies (note 6)	-

Stockholders' equity

Common stock, $0.001 par value per share. Authorized 50,000,000 shares; 6,580,316 shares issued and outstanding (note 7)	6,580
Additional paid-in capital	4,386,996
Accumulated other comprehensive loss	(85,673)
Retained earnings	94,322

Total stockholders' equity	4,402,225

Total liabilities and stockholders' equity	$ 6,267,531

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Nine-Month Periods Ended September 30, 2003 and 2002 (Unaudited)

	Three months September 30, 2003	Nine months September 30, 2003	Three months September 30, 2002	Nine months September 30, 2002

Net Sales
Product sales	$ -	$ 3,128,875	$ 1,092,774	$ 3,871,994
Engineering service	1,043,100	5,987,730	1,680,000	2,100,000
	1,043,100	9,116,605	2,772,774	5,971,994

Cost of goods sold	-	2,238,934	826,341	3,136,568

Gross Profit	1,043,100	6,877,671	1,946,433	2,835,426

Research and development	351,967	1,260,556	-	12,072
Selling, general and administrative expenses	1,783,950	5,319,591	858,935	1,865,151
Total expenses	2,135,917	6,580,147	858,935	1,877,223

Operating income (loss)	(1,092,817)	297,524	1,087,498	958,203

Other income (expense)
Interest income and other income	-	226,661	5,612	336,128
Loss from sale of marketable securities	-	-	(41,987)	(41,987)
Loss from disposition of tangible assets	(43,963)	(43,963)	-	-
Interest expense and other expense	42,823	(35,583)	(8,263)	(27,951)

Total other income (expense)	(1,140)	147,115	(44,638)	266,190

Income (loss) before income taxes	(1,093,957)	444,639	1,042,860	1,224,393

Provision (benefit) for income taxes	(455,975)	210,423	459,343	543,820

Net income (loss)	(637,982)	234,216	583,517	680,573

Other comprehensive income (loss)
Foreign currency translation adjustment	3,703	(42,618)	(13,612)	(11,139)

Comprehensive income (loss)	$ (634,279)	$ 191,598	$ 569,905	$ 669,434

Basic earnings (loss) per common share	$ (0.10)	$ 0.04	$ 0.09	$ 0.10
Diluted earnings (loss) per common share	$ (0.10)	$ 0.02	$ 0.06	$ 0.07

Weighted average number of common shares - basic	6,580,316	6,343,311	6,763,993	7,113,955
Weighted average number of common shares - diluted	10,804,501	10,567,495	9,267,953	9,617,915

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-Month Periods Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flow from operating activities:
Net income	$ 234,216	$ 680,573

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	356,974	146,717
Loss from sale of marketable securities	-	41,987
Loss from disposition of tangible assets	43,963	-
Issuance of stock for services	14,403	-
Issuance of stock for acquisition	675,000	-
Issuance of stock for employee compensation	300,000	-
Stock warrants granted for consulting services	117,083	-
(Increase) decrease in
Accounts receivable	150,200	(1,553,899)
Prepayments and other current assets	29,706	(506,428)
Prepaid security deposits - other assets	13,837	(48,165)
Increase (decrease) in
Overdraft with bank	65,498	(10)
Accounts payable	146,000	(50,035)
Deferred tax liability	(55,350)	480,666
Accrued expenses and other liabilities	(262,971)	542,000
Total adjustments	1,594,343	(947,167)
Net cash provided by (used in) operating activities	1,828,559	(266,594)

Cash flow from investing activities:
Acquisition of property and equipment	(1,035,176)	(1,042,887)
Disposition of tangible assets, net	(43,963)	-
Acquisition of intangible assets (license) - other assets	-	(500,000)
Acquisition of intangible assets (goodwill) - other assets	(633,036)	(296,889)
Acquisition of intangible assets (development costs) - other assets	(869,215)	(229,695)
Proceeds from marketable securities	-	64,316
(Increase) decrease in investment in government bond	457	(360)
Net cash used in investing activities	(2,580,933)	(2,005,515)

Cash flow from financing activities:
Issuance of stock for compensation	-	73
One-to-twenty nine reverse split	-	(482)
Issuance of stock for debts assumed	-	21
Issuance of stock for payment of debts	-	57
Issuance of stock for conversion of debts	-	57
Issuance of stock for services rendered	-	142
Issuance of stock for conversion of preferred stock	-	1,936
Issuance of common stock	185,000	-
Increase in additional paid-in capital	-	2,662,371
Repayment of note payable, convertible	-	(147,000)
Increase in obligations under capital leases	-	583,640
Principal repayments under capital lease obligations	(150,231)	(225,349)
Net cash provided by financing activities	34,769	2,875,466

Cumulative translation adjustment	(42,618)	(11,139)

Net increase (decrease) in cash and cash equivalents	(760,223)	592,218

Cash and cash equivalents at beginning of period	768,665	-
Cash and cash equivalents at end of period	$ 8,442	$ 592,218

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Income tax	$ 265,909	$ 800

Supplemental disclosure of noncash investing and financing activities:

    During 2003, the Company acquired all of the issued and outstanding capital stock of Entatel, Ltd. in exchange for 300,000 shares of the Company's common stock. The following summarizes the changes in the Company's financial statements as a result of the transaction:

Goodwill	$ 633,036
Other assets, net	41,964

Total	$ 675,000

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 (Unaudited)

(1)  Organization and Line of Business

Axesstel, Inc. (the Company), formerly named as Miracom Industries, Inc., was incorporated in the state of Nevada on March 12, 1996.  Miracom industries, Inc. was a shell corporation with no other material operations until the acquisition.

On July 16, 2002, Miracom Industries, Inc. entered into a "Corporate Combination Agreement" (the "Agreement") with Axesstel, Inc., a California Corporation, executed and accepted as effective August 22, 2002.  Axesstel, Inc. was incorporated in California in July of 2000 and is in the business of producing telecommunication carrier-grade subscriber terminals such as fixed wireless telephones, wireless hybrid products and enhanced wireless devices.  Pursuant to the Agreement, Miracom Industries, Inc. acquired Axesstel, Inc., a California Corporation, and Axesstel, Inc. became a wholly owned subsidiary of Miracom Industries, Inc.  At the same time, Miracom Industries, Inc. changed its name to Axesstel, Inc. with its main office located in California, and focused its business on telecommunications product development and design and distribution of the products worldwide through its direct carrier customer sales operations.

The Company established a wholly owned subsidiary named 'Axesstel Korea, Ltd.' in Korea in July 2000 and a branch office in Korea in July 2002, in order to engage in research and development activities and to outsource the manufacturing of its telecommunication products and parts.

In December 2002, in order to accelerate technology development and productivity, the Company entered into a 'Stock Purchase Agreement (the "Agreement")' with Entatel, Ltd. ("Entatel"), a Korea-based company, mainly engaged in developing, manufacturing and selling telecommunication products.  Pursuant to the Agreement, the Company acquired one hundred percent of the issued and outstanding capital stock of Entatel, in exchange for 300,000 shares of the Company's common stock, which were issued in 2003.  The acquisition was accounted for under the purchase method of accounting, pursuant to SFAS No. 141, "Business Combinations".  In April 2003, Entatel was re-named as 'Axesstel R&D Center Co., Ltd.'

(2)  Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements are unaudited and include all adjustments consisting of normal recurring adjustments which in the opinion of the management of the Company are necessary in order to make the consolidated financial statements not misleading.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of Axesstel, Inc. and its wholly owned subsidiaries, Axesstel, Inc., a California Corporation, Axesstel Korea, Ltd., its branch office in Korea and Axesstel R&D Center Co., Ltd..  All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

Revenues from product sales are generally recognized when products are shipped.  The Company does not provide a specific return policy.  When products are returned, the Company normally exchanges the products or provides credits to the customers.  The returned products are directly shipped to the supplier and the Company receives new products or credits from the supplier.   The Company provides allowances for potential returns and credit losses when necessary.  Management believes that no allowance is needed as of September 30, 2003. The Company does not provide sales discounts to the customers.

Revenues from engineering services are recorded on the percentage of completion basis as milestones are reached according to the contract and agreed to by the customer.   No costs have been allocated to engineering service revenues; they are included in selling, general and administrative expenses.

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

    Machinery and equipment   5 to 6 years

    Office equipment                   3 to 6 years

    Furniture and fixtures           6 to 7 years

    Leasehold improvements     5 to 6 years

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments."  The carrying values of accounts receivable, accounts payable, accrued expenses and other liabilities and obligations under capital leases approximate fair value due to the short-term maturities of these instruments.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes".

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

Foreign Currency Exchange Gains and Losses

The reporting currency for the Company is the United States dollar. The functional currency of the Company's foreign subsidiaries is the Korean won. The subsidiaries' assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of cumulative other comprehensive loss in shareholders' equity. Foreign currency transaction gains and losses are recorded in the statements of operations and comprehensive loss as a component of general and administrative expense.

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

One customer accounted for 100% of the revenue for the three-month period, and three customers accounted for 50%, 27% and 21% of the Company's net revenues for the nine-month period ended September 30, 2003.  At September 30, 2003, the amounts due from such customers were $767,500 and $0, respectively, which were included in accounts receivable.

For the three-month period ended September 30, 2003, no purchases were made, and for the nine-month period ended September 30, 2003, the Company purchased approximately 99% of its products from one supplier.  At September 30, 2003, the amount due to such supplier was $146,000, which was included in accounts payable.

(3)  Property and Equipment

Property and equipment at September 30, 2003 consisted of the following:

Machinery and equipment	$2,013,245
Office equipment	611,684
Furniture and fixtures	31,958
Leasehold improvements	38,531
2,695,418
Less: accumulated depreciation	636,662
Total:	$2,058,756

(4)  Other Assets

Other assets consisted of security deposits, licensing fee, development costs and goodwill as of September 30, 2003 as follows:

        Licensing Fee - Related Party Transaction

The Company entered into a 'Subscriber Unit License Agreement (the Agreement)' with Qualcomm, Inc. and obtained a license of CDMA (Code Division Multiple Access) technology, Qualcomm's intellectual property, to manufacture and sell Subscriber Units and to purchase certain components and equipment from time to time under regular price orders.

The 'Agreement' called for an "Up-Front License Fee" of $3,000,000, payable with Axesstel's Series B Preferred Stock amounting to $1,500,000 and five variable installment payments for the remaining $1,500,000 maturing no later than 360 days after the effective date, with no interest.

Pursuant to the 'Agreement' amended in March 2002, $3,000,000 of the "Up-Front License Fee" was reduced to $500,000.

        Development Costs

For the nine-month period ended September 30, 2003, the Company's branch office and its subsidiaries in Korea entered into various product development contracts with certain developers in Korea, including development costs of $1,086,379, which were capitalized as of September 30, 2003.

Since management believes that the development costs are related to projects for which technological feasibility has been established, these costs should be capitalized and amortized over the economic useful lives from the time the benefit from the related products is first realized.   For the nine-month period ended September 30, 2003, none of the development costs was amortized as no benefit from the related products was realized as of the balance sheet date.  Ordinary research and development costs are charged to current operations.

Goodwill

In June 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other intangible Assets."  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002.

The Company elected to adopt SFAS No. 142 beginning with the first quarter of 2002.  Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually.  Accordingly, the Company ceased amortization of all goodwill and intangible assets with indefinite lives as of January 1, 2002.  Intangible assets with finite lives, primarily patents and trademarks, will continue to be amortized over their useful lives.  Pursuant to SFAS No. 142, the Company completed the transitional impairment test and did not incur any impairment charges.

For the nine-month period ended September 30, 2002, the Company recorded amortization of $15,999 of goodwill  (none for the three month period ended September 30, 2002).  No amortization of goodwill was recorded for the nine-month period ended September 30, 2003.

(5)  Income Taxes - Deferred Tax Assets

The following table presents the current and deferred income tax (benefit) provision for federal and state income taxes for the nine-month period ended September 30, 2003:

Current tax provision:
Federal	$ 167,002
State	$ 43,421
$ 210,423

Deferred tax (benefit) provision:
Federal	$ -
State	$ -
$ -

Current income taxes are based upon the year's income taxable for federal, state and foreign tax reporting purposes.  Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amount in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.

In assessing the realizability of deferred tax assets, $148,496 at September 30, 2003, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment.

(6)  Commitments and Contingencies

        Leases

The Company is obligated under various capital leases for equipment that expire in June 2004.

The Company also has entered into non-cancelable operating leases expiring through November 2006 for office space in the U.S.A. and in Korea.  A certain lease contains a provision for fixed rent increase, not more than three percent per annum, along with an increase in certain operating expenses.

Rent expense charged to operations for the nine-month periods ended September 30, 2003 and 2002 was $191,696 and $86,525.

Future minimum lease payments under the non-cancelable operating leases and the present value of future minimum capital lease payments as of September 30, 2003 are as follows:

	Capital Leases	Operating Lease
Year Ending December 31:
2003	$55,257	$70,128
2004	110,514	280,276
2005	-	131,641
2006	-	103,400
Total minimum lease payments	$165,772	$585,445
Less amount representing interest (at rates ranging from 8.41% to 8.48%)	5,170
Present value of net minimum Capital lease payments	160,062
Less current installments of capital lease obligations under capital leases	160,062
Obligations under capital leases, excluding current	$-

Litigation

Based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(7)  Stockholders' Equity

Common Stock

In May 2003, the Company decided to issue 19,230 shares of its common stock for employee compensation at the price of $1.30 per share.  As of September 30, 2003, the stock issuance was in progress.

In August 2003, the Company entered into a settlement agreement with a consultant for consulting services rendered, in consideration for 9,622 shares at the price of $3.50 per share of the Company's common stock.  As of September 30, 2003, the issuance of the common stock was in progress.

In September 2003, the Company decided to issue 90,000 shares of its common shares at the price of $2.80 per share to members of the board of directors.  As of September 30, 2003, the issuance of the common stock was in progress.

For the three-month period ended September 30, 2003, the Company issued 220,000 shares of its stock warrants, with the exercise prices of $2.80 and $3.50 per share, for consulting services.  These warrants have been valued at $549,000, and are being charged to operations over the expected period of services to be provided.

Stock Based Compensation

In September 2002, the Company established a stock option plan, under which shares of common stock are reserved for issuance to employees and consultants. Under the Plan, the Company may grant up to 911,671 (15 % of total outstanding shares) incentive stock options or non-statutory options.  Pursuant to the plan, the Company granted 181,500 shares of stock options to its employees for the nine-month period ended September 30, 2003.  The options granted vest over 3 year period.

In March 2003, the Company also established a new stock option plan.  Under the Plan, the Company may grant up to 982,171 (approximately 15 % of current total outstanding shares) option rights.  Pursuant to this plan, the Company granted 431,000 shares of stock options to its employees for the nine-month period ended September 30, 2003.  The options granted vest over 3 year period.

The Company has adopted the disclosure only provisions of SFAS No. 148, which superceded SFAS No. 123. The Company applies Accounting Principles Bulletin ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock at the date of grant. If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 148, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the nine-month period ended September 30, 2003:

	Nine Months Ended September 30
	2003	2002

Net income, as reported	$234,216	$680,573
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(216,161)	(103,448)
Pro forma net income	$18,055	$577,125

Earnings per share:
Basic - as reported	$ 0.04	$ 0.10
Basic - pro forma	$ 0.00	$ 0.08
Diluted - as reported	$ 0.02	$ 0.07
Diluted - pro forma	$ 0.00	$ 0.06

The following summarizes all of the Company's stock option transactions:

	Stock Options Outstanding	Weighted-Average Exercise Price

Outstanding, Dec 31, 2002	2,787,643	$0.39
Granted	612,500	$2.00
Outstanding, September 30, 2003	3,400,143	$0.68
Exercisable, September 30, 2003	2,453,087	$0.56

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the nine-month period ended September 30, 2003: dividend yields of 0%, expected volatility of 135%, risk-free interest rate of 0.95%, and expected lives of ten (10) years.

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

Net revenue by geographic region based on customer locations for the nine-month period ended September 30, 2003 was as follows:

	September 30, 2003	September 30, 2002
Net revenue
United States	$7,031,730	$4,900,920
Pacific Rim	$2,084,875	885,504
Latin America	-	185,570
Total	$9,116,605	$5,971,994

PART I.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The Company recorded $1,043,100 in revenue for the third quarter of 2003 all from the engineering services business.  A product sale in the approximate amount of $2,000,000 that was anticipated in the quarter has been deferred to the fourth quarter due to the Company's request to the customer to amend a letter of credit in order to avoid any risk associated with the payment.  The management believes that this measure was necessary to run the operation conservatively.

Overall, the Company posted revenue of $9,116,605 for the first nine-month period ended September 30, 2003 as compared to $5,971,994 in revenues for the same period in 2002 and $8,086,787 in revenues for the entire 2002 fiscal year.  The reason for the increase in revenues was both product sales and engineering services.

No cost of goods sold (COGS) was recognized this quarter because all of the revenues have been generated from the engineering services business.  While product sales carry corresponding COGS, engineering services do not because such revenues are generated by utilizing the existing engineering resources of the Company for which costs are expensed as incurred as selling, general and administrative expense items.  As a result, $6,877,671 in gross profit has been recorded for the first nine-months of this year as compared to $2,835,426 for the same period last year.

The operating expenses remain at a similar level to the second quarter of 2003 totaling $2,135,917 for the third quarter as compared to $2,407,418 for the second quarter of 2003.  However, operating expenses for the three and nine month periods of 2003 are more than 100% higher than operating expenses for the same periods last year.  As outlined in previous filings, management expected that operating expenses would be much higher this year than last year because the Company has continued to strengthen its research and development capabilities throughout the year.  Management still believes that it is necessary to secure advanced technological capabilities and time to market new product introductions which are key success factors in the competitive telecommunications market on an ongoing basis.  The Company is nearing completion of its new line of CDMA based fixed wireless terminals which have been well received by carriers and operators worldwide. Selling, general and administrative costs increased this year primarily due to the hiring of additional engineering employees and consulting service.   Management also believes that these expenses represent an investment in potentially much higher revenues next year as the Company's backlog orders are steadily increasing.

Overall, the Company posted an operating loss of $1,092,817 for the quarter ended September 30, 2003, mainly due to lower revenue this quarter, and operating income of $297,524 for the nine-month period ended September 30, 2003 as compared to $1,087,498 and $958,203, respectively, for the same periods last year.  Net losses were $637,982 for the quarter ended September 30, 2003 and the nine-month net income totaled $234,216 this year as compared to $583,517 and $680,573 for the three and nine-month periods, respectively, ending September 30, 2002.

The Company has been operating primarily on cash flows generated through operations: thus, limiting its exposure to borrowings and minimizing any equity dilution.  Most of the cash has been spent on research and development investing activities as the Company continues to build its technological capabilities as well as the hiring of additional engineering employees.

The Company's working capital position decreased this quarter mainly due to the decrease in the Company's cash position and accounts receivable as it continues to invest in the future growth as noted above, while revenues were lower. Liabilities have decreased as well mainly due to a reduction in payables.  In order to garner enough cash to fund ongoing and future project development and sustain the growth of the Company, management is in the process of negotiating for outside funding with an agreement expected to be finalized in the next quarter.

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

AXESSTEL, INC.

(Registrant)

Date: November 19, 2003             /s/ Satoru Yukie

                                                    Satoru Yukie,

                                                   Chief Executive Officer

Date: November 19, 2003             /s/ John Chough

                                                    John Chough

                                                   Chief Financial Officer

Exhibit 99.1     Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Axesstel, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Satoru Yukie, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Satoru Yukie
Chief Executive Officer
Dated: November 19, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Axesstel, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, John Chough, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Chough
Chief Financial Officer
Dated: November 19, 2003

Exhibit 99.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Luis Chang provides the following certification.

     I, Satoru Yukie, Chief Executive Officer of Axesstel, Inc. ("Company"), certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Axesstel, Inc;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c.    presented in this quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 19, 2003

/s/ Satoru Yukie

Satoru Yukie

CEO

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Luis Chang provides the following certification.

     I, John Chough, Chief Financial Officer of Axesstel, Inc. ("Company"), certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Axesstel, Inc;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c.    presented in this quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 19, 2003

/s/ John Chough

John Chough

CFO