Form 10KSB
period 2003-12-31
AXESSTEL INC
filed 2004-03-30
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

AXESSTEL, INC.

(name of small business issuer as specified in its charter)

Nevada	000-28135	91-1982205
State of Incorporation	Commission File Number	IRS Employer Identification Number

6305 Lusk Boulevard, San Diego, California 92121

(address of principal executive offices)

(858) 625-2100

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:    None

Name of Each Exchange on Which to be so Registered:    None

Securities registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $11,375,993.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 25, 2004, approximately $5.4 million.

As of December 31, 2003, there were 6,699,168 shares of the re common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2004 Annual Meeting of Stockholders or portions of the registrant’s 10KSB/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2003.

Transitional Small Business Disclosure format (check one):

☐  Yes    ☒  No

INFORMATION REQUIRED IN REGISTRATION STATEMENT

Except where the context otherwise requires, all references in this Registration to (a) the “Registrant” or the “Company” or “Axesstel” refer to Axesstel, Inc., a Nevada Corporation, (b) the “Web” refer to the World Wide Web.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Structure.

Axesstel, Inc. a Nevada Corporation, develops, designs, manufactures and markets carrier-grade subscriber terminals such as fixed wireless telephones, wireless hybrid products and enhanced wireless devices for the telecommunication market. We also perform engineering services to our network operator-based customers.

Axesstel was originally formed in July 2000 as a California corporation. On July 16, 2002, Axesstel entered into a “Corporate Combination Agreement” (the “Agreement”) with Miracom Industries, Inc., which was executed and accepted as effective August 22, 2002. Pursuant to the Agreement, Miracom Industries, Inc. acquired 98% of Axesstel and the Company became a subsidiary of Miracom Industries, Inc. At the same time, Miracom Industries, Inc. changed its name to Axesstel, Inc. with its main office located in California.

Axesstel established a wholly owned subsidiary named ‘Axesstel Korea, Ltd.’ in Korea in July 2000 and a branch office in Korea in July 2002, in order to engage in research and development activities and to outsource the manufacture of its telecommunication products and parts.

In December 2002, in order to accelerate technology development and productivity, we acquired Entatel, Ltd., a Korea-based company, mainly engaged in developing, manufacturing and selling telecommunication products pursuant to a stock purchase agreement. The agreement was consummated in early 2003. In April 2003, Entatel was re-named ‘Axesstel R&D Center Co., Ltd.’

In November 2003, the Company established a wholly owned subsidiary, Axesstel Technologies, Inc., in California, in order to engage in research and development activities and to provide technical services to customers.

Our Business.

Axesstel, headquartered in San Diego, California, is comprised of two groups: a San Diego-based organization and a Korea-based development and design facility. The San Diego office is chiefly composed of marketing, sales, operations, general research, finance and administration. It is responsible for all customer-facing activities, such as marketing communications, product planning, product management and customer support, along with sales and business development activities on a worldwide basis.

From San Diego, Axesstel directs its global partners and business activities. Axesstel’s products are based upon Qualcomm’s Code Division Multiple Access, or CDMA, technology, which allows Axesstel to focus its sales resources and efforts exclusively on CDMA operators worldwide. The territories currently targeted by Axesstel include North America, Latin America and the Caribbean, Africa, Eastern Europe, and Asia (with particular emphasis on India, Pakistan and China).

The Axesstel Korea office is entirely dedicated to the design and production of advanced CDMA wireless products for Axesstel. This office, located in Seoul, South Korea, takes advantage of Korea’s expert development, low-cost manufacturing and high-quality engineering talent. Recently expanded to approximately 60 engineers, through the acquisition of Entatel, a wireless R&D company, this office focuses on terminal design activities and leverages Korea’s leadership role in CDMA product development. Our Korean office is located in close proximity to a variety of strategic manufacturing and production partners, which allows Axesstel to load-balance its production and optimize its orders, based upon customer demand, quick turn-around, low-volume production and scheduled large-volume production runs.

Products.

Axesstel’s product and development activities fall into three primary categories: Wireless Local Loop (WLL) subscriber products, wireless hybrid products, and strategic Original Design & Manufacturing (ODM) product development.

The first category, Axesstel’s WLL products based upon CDMA technology, represent a mature technology and are primarily directed towards developing countries–areas where a traditional copper-based telephony infrastructure is insufficient or impractical. We estimate that only 20% of the world population has access to basic telephony. Product portfolio includes a variety of fixed wireless desktop phones and data terminals.

During 2003, Axesstel shipped products based on CDMAone (IS-95A/B) protocol standard. Axesstel invested engineering resources in the design and development of CDMA2000 (1xRTT) products in 2003, and expects to begin commercial shipping of the upgraded version in 2004.

As predicted, the telecom infrastructure market appears to be recovering, and Axesstel sees great potential in its new line of CDMA2000 1x based products and its CDMA2000 1xEV-DO data terminals and modems. For the first time, 1xEV-DO will provide users with broadband speeds (up to 2.4 Mbps) wirelessly in wide-area coverage. This third generation, or 3G, technology is just now being deployed commercially and in trials. Preliminary results are extremely positive, as evidenced by Verizon Wireless committing to a national 1xEV-DO network deployment as well as other wireless carriers planning to incorporate Qualcomm’s CDMA2000 1xEV-DO as their 3G data standard.

Of importance to Axesstel’s distribution and marketing strategy, 1xEV-DO is particularly advantageous in regions as an alternative to wired broadband (e.g., DSL and cable) and in regions where wired broadband access is simply unavailable despite the need and demand for such services. Axesstel is working closely with carriers who are deploying 1xEV-DO in order to develop the 3G terminal that best meets their commercial needs.

Axesstel’s hybrid solutions, such as the product Axesstel developed for Verizon’s landline operations (VerizonAvenue) was among the first to integrate CDMA20001x phone, GPSone (E911) and DSS 900 MHz cordless in a single handset. In this multi-million dollar, fully-funded development project, Axesstel successfully completed the development of the handset exclusively for Verizon. At this time, Verizon has officially placed the service launch on hold. No further information pertaining to the product announcement is available.

Axesstel continues to define and develop the next generation of hybrid product solutions which will have the capability to integrate advanced technologies such as Wi-FI (802.11), VoIP (Voice Over Internet Protocol) and other carrier-grade standards. Axesstel is exploring a variety of alternatives for the development and marketing of new hybrid products.

The final business category, strategic ODM development, provided the majority of our revenue in fiscal year 2003. However, Axesstel believes that the ODM market is experiencing consolidation and rapid changes making it less attractive to Axesstel. Therefore, management has elected to focus Axesstel’s resources on the WLL and hybrid businesses as they are expected to generate the bulk of our revenues in 2004. This shift in focus aligns our marketing resources and engineering capabilities behind our core product business units.

Distribution Methods and Inventory.

Axesstel manages and conducts its own sales directly to CDMA operators and ODM customers worldwide. All of Axesstel’s annual sales for 2003 were generated through its own sales and marketing efforts.

During 2003, Axesstel was able to improve its reach by opening new customer accounts, participating in large telecommunications operators’ bids and strengthening its sales alliance network by partnering selectively with leading infrastructure vendors. Axesstel expects to see solid results from those efforts in 2004. Where and when necessary, Axesstel partners with in-country logistics partners to facilitate import and manage support services. Axesstel is in the process of exploring partnerships whereby it will gain local in-country know-how, sales access and support, especially in China and India, to help ensure a safe and effective entry into new markets.

Due to Axesstel’s product customization and low risk business model, it does not engage in financing terms or build up of inventory, thereby largely removing product and inventory-related obsolescence exposure. Axesstel will continue to invest in internal direct sales resources and distribution alliance partners. As Axesstel’s business increases it expects to secure larger bank and strategic credit lines to reduce inventory lead times and component sourcing requirements.

Axesstel has earned ISO9001:2000 certification through its quality and control processes implemented by the Axesstel R&D Center, Ltd.

Marketing Strategy.

We believe that, Axesstel is the only manufacturer focused exclusively on WLL CDMA products in North America who owns its own intellectual property, full in-house engineering (from design through development and certification) and is a QUALCOMM CDMA licensee.

Axesstel has sold its products in 9 countries worldwide, and has samples being actively tested in another 16 countries.

In developing countries, Qualcomm’s CDMA standard is making significant headway in becoming the wireless infrastructure of choice, not only for mobile applications, but also for basic voice and data telephone services. This is particularly true in markets that are adopting 2.5 generation and 3rd generation wireless standards, given the high capacity and low cost of deployment of CDMA2000 over competing standards such as GSM/GPRS and TDMA.

Although no insurances can be given, as next-generation wireless networks are deployed, Axesstel expects to expand its Qualcomm licensing agreement to include CDMA2000 1xRTT and CDMA2000 1xEV-DO products and to supplement its current WLL product line with products based upon the CDMA2000 standard by the first half of 2004.

As Axesstel broadens its product portfolio from simple WLL desktop phones to include wireless broadband data modems and hybrid solutions, it is also expanding its reach and distribution in select and targeted markets. Axesstel is committed to the WLL market and to addressing the needs of wireless carriers as they deploy CDMA2000 networks and is leveraging its partnerships and relationships with wireless infrastructure manufacturers to offer innovative and turnkey solutions.

The hybrid market is gaining interest as new technologies mature and carriers attempt to combine and leverage multiple network assets (both wireless and wireline) as evidenced by the Verizon contract. Axesstel is committed to identifying product and customer opportunities.

Government Regulations.

Our products are incorporated into commercial wireless communications systems that are subject to regulation domestically by the FCC and internationally by other government agencies. Although the equipment operators (and not Axesstel) are usually responsible for compliance with these regulations, regulatory changes, including changes in the allocation of available frequency spectrum, could negatively affect our business by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition. In addition, the increasing demand for wireless telecommunications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

Axesstel is also subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. The failure to comply with current or future regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or cessation of operations.

It is Axesstel’s belief that we operate our business in material compliance with applicable government regulations.

Risk Factors Relating To Our Business.

In addition to the other information in this prospectus or incorporated in this prospectus by reference, you should consider carefully the following factors in evaluating us and our business before purchasing the common stock offered by this prospectus:

Our success depends on the growth and availability of wireless telecommunications services in the markets we target.

Currently, some of our largest potential markets are developing countries and regions where the demand for basic telephone service has started to grow significantly only in recent years, such as Pakistan, China, Central and South America, Eastern Europe and North Africa. In these countries and regions, the relatively low cost of developing and constructing wireless communications infrastructure as compared to traditional wireline infrastructure may make wireless an attractive alternative to wireline. Our success depends to a large extent on the continued growth and increased availability of cellular and other wireless telecommunications services in these countries and regions and the availability of such services at competitive prices.

However, these countries and regions may decline to construct wireless systems, or construction may be delayed, for a variety of reasons, including government regulation, general economic factors, the availability of funding and other competitive factors. These factors may also limit or delay purchases of equipment used to provide telephone services, such as our products. If system construction and equipment purchases in these countries are not made or are delayed, the demand for our products in these countries will be limited or delayed. Similarly, if the use of wireless telecommunications services in these countries and regions is not cost effective, or if our target customers are unable to afford our products or services, the demand for our products or services may be limited, which could materially and adversely affect our business operations and financial condition.

While wireless telecommunication systems in the United States are more developed than in many other markets that we target, continued expansion of wireless infrastructure and demand for cellular fixed wireless products in the United States is also important for the growth of our business. As is the case with conditions in other target markets, there is no guarantee that wireless telecommunications systems will continue to develop and if our potential customers in the U.S. cannot afford our products or services, the demand for our products or services may be limited, which could materially and adversely affect our business operations and financial condition.

Unfavorable economic events in our target markets could lead to lower sales of our products.

Sales of our products depend on the growth of the cellular fixed wireless telecommunications industry in general and increased demand for Cellular Fixed Wireless products worldwide. Based upon observed trends, we believe that the market for Cellular Fixed Wireless terminals and cellular desktop phones (collectively “Fixed Wireless Terminals” or “FWTs”) will experience substantial growth over the next five years. We have identified significant growth opportunities in Pakistan, China, Central and South America, Eastern Europe and North Africa. Each of these markets will develop at a different pace, and the sales cycle for these regions are likely to be several months or quarters.

In addition, unfavorable general economic conditions in any market will have a negative effect on sales in that market. Because economic conditions in one region often affect conditions globally, unfavorable general economic conditions in one market or region might result in damage to industry growth and demand in other markets as well. In connection with the recent and present global economic conditions and the war on terror, our prospects for continued growth have been accordingly reduced in the near term.

Our competitive position will be seriously damaged if we cannot protect intellectual property rights in our technology.

We believe that our success depends, in part, on our ability to obtain and enforce intellectual property protection for our technology. It is possible that any of our existing patents, or any patents that we may obtain in the future, will expire, be challenged, invalidated or circumvented. If we lose or cannot enforce patent protection for our technology and products, our competitive position will be significantly harmed because it would be much easier for competitors to sell products similar to ours. Alternatively, a competitor may independently develop and/or patent technologies that are substantially equivalent to or superior to our technology. If this happens, our patents will not provide protection and our competitive position will be significantly harmed.

As we expand our product line or develop new uses for our products, these products or uses may be outside the protection provided by our current patents and other intellectual property rights. In addition, if we develop new products or enhancements to existing products we cannot assure you that we will be able to obtain patents to protect them. Even if we do get patents for new products, these patents may not provide meaningful protection.

In some countries outside of the United States, patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for violations of patents. As a result, protecting intellectual property in these countries is difficult. Although we believe our products are superior to those of competitors, it is easier for competitors to sell products similar to ours in countries where we do not have meaningful patent protection. This could result in a loss of potential sales.

The intense competition in the cellular fixed wireless telecommunications industry could prevent us from achieving or sustaining profitability.

Recently, we have seen an increase in the number of competitors using docking station products. A docking station is an accessory product that enables a user with a cellular phone to easily connect it to phone(s), a fax machine or a computer modem, and therefore, simulate the functionality of certain of our products. Docking Station Products have a competitive advantage from a pricing standpoint because the user already owns a cellular phone.

The market for cellular fixed wireless products is extremely competitive, and we may not be able to successfully compete with other companies already in the market and new companies that enter the market. The major national and international companies in this market are:

•	Ericsson;

•	Nokia; and

•	LG Electronics.

Many of our competitors have greater resources than us in many areas critical to succeeding in the industry, including:

•	financial resources;

•	manufacturing capabilities;

•	name recognition;

•	research and development capabilities;

•	technical expertise;

•	sales and marketing staffs; and

•	distribution channels.

Based in part on these advantages, our competitors may succeed in developing products that are more effective, desirable and/or cheaper than ours or that render our products and technology obsolete. They also may have better and more efficient marketing and distribution structures than we do. In addition, the market for our products is driven by large OEMs with significant capital resources, certain of which have manufactured similar products in the past. If these OEMs again decide to make the products themselves, they would be able to dedicate significantly more resources towards exploiting market opportunities than we can dedicate, and this could materially and adversely affect our sales.

If our products are not compatible with existing technologies, our growth may be limited.

Our ability to increase our sales is dependent on our products being compatible with the technologies in place or being developed in our targeted markets. Many developing countries and regions have not yet developed telecommunications systems, including wireless systems, or updated their existing systems. Imbedded telecommunications systems may be outdated and may not be able to support our products. If our products do not work with or are not compatible with the telecommunications systems available to our potential customers, our products may not gain acceptance and our growth will be limited.

If CDMA technology is not widely deployed, our revenues may not grow as anticipated.

Our products are based on CDMA technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. If CDMA technology does not become the preferred wireless communications industry standard in the countries and regions where our products are sold, or if wireless operators do not deploy networks that utilize CDMA technology, our business and financial results could suffer.

We may not be able to obtain the funding we need to operate our business.

Our ability to continue operations depends on having adequate funds to cover our expenses. Our current operating plan provides for significant expenditures for research and development of new products, development of new markets for our products, and marketing programs for our products. Based on our current operating plan, we believe that our existing capital resources will allow us to maintain our current and planned operations.

However, we caution you that our cash requirements may vary and are difficult to predict. We target markets in developing countries for product sales, and the nature of these markets makes it difficult to predict revenues. Events that we cannot anticipate, economic and political factors, and our customer’s ability to execute their plans, may result in order cancellations which may increase our capital needs. Also, it is difficult to predict the amount of royalty income we will receive from our licensees. Thus, our actual cash requirements may be greater than we currently anticipate.

Accordingly, we may not have adequate funds to cover our expenses. If this were the case, we would need to find other financing sources to provide the necessary funds, such as public or private sales of our equity or debt securities. We cannot assure you that if we needed additional funds we would be able to obtain them or obtain them on terms we find acceptable. If we could not obtain the necessary financing we would be forced to cut back operations, which might include the scaling back or elimination of research and development programs.

Our revenues may increase or decrease significantly due to our reliance on a limited number of customers for most of our product sales.

We have traditionally relied on a limited number of customers for a substantial percentage of our net sales. In the year ended December 31, 2003, two customers accounted for an aggregate of 75% of our net sales. However, due to the shift in our business focus towards WLL, we anticipate that the percentage of our revenues derived from these customers will decrease significantly.

We do anticipate that a substantial percentage of our revenues from our WLL business will be derived from a limited number of large orders from telecommunications carriers in the countries and regions in which we intend to focus. The inability to obtain, the loss of or a significant reduction in, orders by such customers as a result of competitive products, market conditions or other factors, would adversely impact our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.

Our operating results may fluctuate greatly from quarter to quarter, which may cause the price of our common stock to be volatile.

Our quarterly operating results may fluctuate greatly due to numerous factors, including:

•	our anticipated reliance on large volume orders from only a few customers for most of our product sales, so we may experience volatility when those orders are filled if we do not then have other orders;

•	variations in our distribution channels;

•	the mix of products we sell;

•	general economic conditions in our target markets;

•	the timing of final product approvals from any major distributor or end user;

•	the timing of orders from and shipments to major customers;

•	the timing of new product introductions by us or our competitors;

•	changes in the pricing policies of our suppliers;

•	the availability and cost to us of the key components for our products;

•	the timing of personnel hirings;

•	market acceptance of our new products or enhanced versions of our existing products; and

•	our customers’ ability to get letters of credit to support orders.

These quarterly fluctuations may cause volatility in the price of our common stock.

Technology changes rapidly in our industry and our future success will depend on our ability to keep pace with these changes and meet the needs of our customers.

The telecommunications equipment industry is characterized by rapid technological advances, evolving industry standards, changing customer needs and frequent new product introductions and enhancements. The cellular fixed wireless telecommunications industry also is experiencing significant technological change, such as the transformation of cellular systems from analog to digital. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and technology obsolete and unmarketable.

To succeed, we must timely develop and market new products and enhancements to existing products that keep pace with advancing technological developments and industry standards and that address the needs of customers. We may not be successful in developing and marketing new products and enhancements or we may experience difficulties that prevent development of products and enhancements in a timely manner. The cost of buying additional licenses that are needed to develop new products or the cost of developing our own technologies may also be prohibitive or may result in an increase in the price of our products. Such an increase could limit our ability to sell our products to customers and gain acceptance in the marketplace. In addition, our products may fail to meet the needs of the marketplace or achieve market acceptance. Any of these circumstances would seriously harm our results and financial condition.

Our results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the costs to produce existing products.

The process of developing new technology is complex and uncertain, and if we fail to accurately predict the changing needs of our customers and emerging technological trends, our results and financial condition may suffer. We must commit significant resources, including those contracted from third parties, to develop new products before knowing whether our investments will result in products the market will accept.

The success of new products is dependent on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of our products, or that products and technologies developed by others or new industry standards will not render our products or technologies obsolete or noncompetitive. Furthermore, we may not successfully execute on new product opportunities because of technical hurdles that we or our contractors fail to overcome in a timely fashion. This could result in competitors providing a solution before we do, and loss of market share, revenues and earnings.

We have made significant investments in research and development for new products, services and technologies. Significant revenue from these investments may not be achieved for a number of years, if at all. Moreover, these products and services may never be profitable, and even if they are profitable, operating margins for these businesses are not expected to be as high as the margins historically experienced for our other products.

We must devote substantial resources to research and development to remain competitive and we may not have the resources to do so.

For us to be competitive, we must continue to dedicate substantial resources to research and development of new products and enhancements of current and future products as described in the preceding paragraph. We cannot assure you that we will have sufficient resources to fund the necessary research and development or that our research and development efforts will be successful.

We may face litigation that could significantly damage our business and financial condition.

In the telecommunications equipment and other high technology industries, litigation increasingly has been used as a competitive tactic by both established companies seeking to protect their position in the market and by emerging companies attempting to gain access to the market. In this type of litigation, complaints may be filed on various grounds, such as antitrust, breach of contract, trade secret, copyright or patent infringement, patent or copyright invalidity, and unfair business practices. If we have to defend ourselves against one or more of these claims, whether or not they have any merit, we are likely to incur substantial expense and management’s attention will be diverted from operations. This type of litigation also may cause confusion in the market and make our licensees and distributors reluctant to commit resources to our products. Any of these effects could have a significant negative impact on our business and financial condition.

In order to succeed we must develop markets for our products and we may be unable to do so.

Our ability to achieve profitability depends on our ability to develop both domestic and international markets for our products and on the acceptance of our products by these markets. To date, we have only been able to devote limited resources towards our sales and marketing efforts. We cannot assure you that we will be able to devote additional resources to sales and marketing or that we can develop adequate markets or generate enough sales to achieve and sustain profitability.

If our target customers are unable to afford our products, then our revenues may not grow as anticipated.

Our targeted geographic areas for expansion include third world and developing countries where the populations generally have limited financial resources. Our ability to sell our products to customers in these regions depends in part on the ability of such potential customers to afford our products or to obtain and maintain the necessary credit to purchase our products. If our target customers do not have the financial resources to purchase our products, or if they are unable to obtain and maintain credit to purchase our products, we may be unable to increase the sales of our products and our business and results of operations could be materially and adversely impacted.

Sales cycles to major customers can be long, which makes it difficult to forecast our results.

It typically takes us between three and six months to complete a sale to a major customer account, but it can take us up to a year or longer. It is therefore difficult to predict the quarter in which a particular sale will occur and to forecast our sales. The period between our initial contact with a potential customer and its purchase of our products is relatively long due to several factors, including:

•	our need to educate potential customers about the uses, capabilities and benefits of our WLL terminals;

•	the adoption of new technologies does not occur rapidly in our targeted geographic areas; and

•	our targeted customers may have limited financial resources to allocate towards new technologies.

Any delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues.

Our dependence on third parties for our product distribution may limit our ability to generate revenue if these parties do not actively promote our products.

We utilize third parties such as resellers, distributors and makers of complementary technology to complement our full-time sales staff in promoting sales of our products. If these third parties do not actively promote our products, our ability to generate revenue may be limited. We cannot control the amount and timing of resources that these third parties devote to marketing activities on our behalf. Some of these business relationships are formalized in agreements which can be terminated with little or no notice and may be subject to amendment. We also may not be able to negotiate acceptable distribution relationships in the future and cannot predict whether current or future distribution relationships will be successful.

Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could adversely impact our operations.

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies. As a result, certain key parts, such as chipsets, may be available only from a single supplier or a limited number of suppliers. On occasion, we have experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key suppliers, which limits the ability to have our products manufactured. Our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost effective manner.We presently are experiencing a delay in receiving the necessary chips from Qualcomm because of the excess of demand over supply Qualcomm is experiencing. This is reducing and may continue to reduce our ability to meet customer demand for our product, potentially leading them to buy from other suppliers.

We rely on third parties to manufacture OEM products and others to manufacture components for our products.

We rely on subcontractors, including one of our investors, to manufacture OEM products and product components, such as cellular transceivers and radio modules, and to assemble our products, such as cellular fixed wireless terminals. In the past, we experienced delays in receiving subcontracted components and assembled products that resulted in delays in our ability to deliver products. We may experience similar delays in the future.

Our inability to obtain sufficient quantities of raw materials and key components when required, or to develop alternative sources of supply if required in the future, could result in delays or reductions in product shipments and increased costs for affected parts. In addition, production capacity restraints at our subcontractors’ facilities could prevent us from meeting production obligations. Delays in product deliveries for any reason or our failure to deliver products could significantly harm customer relationships and result in the loss of potential sales and subject us to substantial penalties.

Quality control problems could harm our sales.

We believe that our products currently meet high standards of quality. We have instituted quality-monitoring procedures and we are ISO-9001 compliant. All of our major subcontractors also have quality control procedures in place and are ISO-9001 compliant. However, we and/or our subcontractors may experience quality control problems in the future. If this occurs, the quality of our products could suffer, which could significantly harm product sales.

If customers place orders to purchase customized products and are unable to complete the purchase, we could have inventory which we are unable to sell.

In order to increase our sales, it may be necessary to customize our products for certain of our customers. The customization of our products may result in completed products which are inoperable for or undesirable to other customers. Due to the financial and other resource limitations to which our targeted customers may be subject, there is a risk that our orders may be cancelled without receipt of payment. If after a product is customized for a customer the order is cancelled, we may be unable to sell the customized product from our inventory and our revenues results of operations may be adversely affected.

We operate in developing markets, which may subject us to volatile conditions not present in the United States.

Developing countries and regions are some of our largest potential markets. As we expand our operations in these countries, our business and performance could be negatively affected by a variety of factors and conditions that businesses operating in the United States generally do not have to contend with, such as:

•	foreign currency exchange fluctuations and instability of foreign currencies;

•	political or economic instability and volatility in particular countries or regions;

•	limited protection for intellectual property;

•	difficulties in staffing and managing international operations; and

•	difficulties in collecting accounts receivable.

Our business has been exposed to risks due to civil and political unrest in third world countries such as Haiti. If civil and political conditions in Haiti worsen, or if instability develops in other countries within our geographic focus, our operations and financial condition could be negatively affected. In addition, we have been exposed to and our business has been negatively affected by, foreign currency fluctuations to which our customers have been subject. However, as our international operations grow, foreign exchange fluctuations and foreign currency inflation may pose greater risks for us and we may be required to develop and implement additional strategies to mange these risks. If we are not successful in managing these risks our business and financial condition could be seriously harmed.

We depend on attracting and retaining skilled employees, which may be difficult due to the competitive employment market.

If we lose any of our key, highly skilled technical, managerial and marketing personnel due to the intense competition in the technology industry, our operations may suffer. As a result, our future success depends in part on our ability to identify, attract, retain and motivate such personnel. In particular, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications to support our rapid growth and expansion. Competition for qualified engineers is intense, especially in the San Diego where our headquarters are located. Engineers are attracted towards opportunities to work on the newest technologies. If we are unable to provide such opportunities, or if we lose the services of a significant number of our engineers and we cannot hire and integrate additional engineers, it could disrupt our ability to develop our products and implement our business strategy.

Sales of common stock issuable on the exercise of outstanding options and warrants may depress the price of the common stock.

As of December 31, 2003, there were options granted to employees and directors to purchase approximately 3.4 million shares of the Company’s common stock. However, options to purchase approximately 2.5 million of these shares were exercisable at that time. The exercise prices for the exercisable options ranges from $.07 to $3.50 per share, with a weighted average exercise price of $.42. Options to purchase the remaining approximate 900,000 shares will become exercisable over the next ten years. The exercise prices for the options that are not yet exercisable have a weighted average exercise price of $1.46. In the future we may issue additional shares of common stock, convertible securities, options and warrants. The issuance of shares common stock issuable upon the exercise of convertible securities, options or warrants could cause substantial dilution to holders of common stock. It also could negatively affect the terms on which we could obtain equity financing.

There is a limited public market for our common stock. As a result, our stockholders may not be able to sell their common stock easily or may experience higher transaction costs resulting from pricing inefficiencies.

Historically, there has been a limited public market for the shares of our common stock. Our common stock is currently quoted on the OTC Electronic Bulletin Board and investors may find it more difficult to obtain accurate price quotations of our common stock than they would if the stock were quoted on the Nasdaq SmallCap Market. This means that our investors may not be able to sell their stock readily and there may be inefficiencies in the pricing of our stock that could result in broader spreads between the bid and the ask prices.

Since our common stock is listed on the OTC Electronic Bulletin Board, which can be volatile markets, our investors may realize a loss on the disposition of their shares.

Our common stock is quoted on both the OTC Electronic Bulletin Board, which are more limited trading markets than the Nasdaq SmallCap Market. Timely and accurate quotations of the price of our common stock may not always be available and trading volume in this market is relatively small. Consequently, the activity of trading only a few shares may affect the market and result in wide swings in price and in volume. The price of our common stock may fall below the price at which an investor purchased shares, and an investor may receive less than the amount invested if the investor sells its shares. Our shares of common stock may be subject to sudden and large falls in value, and an investor could experience the loss of the investor’s entire investment.

If the market price of our common stock continues to be volatile, the value of our stock may decline.

The market price of our common stock has been, and may continue to be, volatile, which means the value of your Axesstel stock may fluctuate. Factors that are difficult to predict and which contribute to volatility and may have other significant impacts on the market price of our common stock include

•	quarterly revenue,

•	statements and ratings by financial analysts,

•	overall market performance, and

•	announcements by our competitors concerning new product developments.

Nevada law and our charter documents may inhibit a potential takeover bid that would be beneficial to common stockholders.

Nevada law and our articles of incorporation may inhibit potential acquisition bids for our common stock at a price greater than the market price of the common stock. We are subject to the anti-takeover provisions of the Nevada Revised Statutes, which could delay, deter or prevent a change of control of the Company or make this type of transaction more difficult.

Employees.

As of December 31, 2003, Axesstel had approximately 80 employees in the United States and Korea, approximately 60 of which are based in Korea, primarily for product design and development of software and hardware requirements within our products.

Executive Officers

Our executive officers as of December 31, 2003 were as follows:

Mike Kwon, Chief Executive Officer and Chairman of the Board

An experienced and seasoned wireless veteran, Mr. Mike Kwon, age 39, founded Axesstel in 2000 with one goal: to enable the average citizen - wherever they be - to access next generation services such as the Internet via their wireless device. It is Mr. Kwon’s uncanny strategic vision and sound leadership that has propelled Axesstel to its unique position as a leading developer of products that offer these “forgotten” wireless users in a fixed environment with the ability to access next generation high speed data and information services. Before founding Axesstel, Mr. Kwon was the executive vice president of sales at Newpoint.

Satoru Yukie, President and Vice Chairman of the Board

Joining Axesstel in May 2002, Mr. Satoru Yukie, age 48, oversees all aspects of the company including the development, manufacturing and marketing of products. Before joining Axesstel, Inc., Mr. Yukie held several executive positions with Sony Japan, Sony Electronics, Inc. and Sony Corporation of America from 1980 through 2001. Over the past 20 years, he was in charge of various diverse business units in the consumer electronics and telecommunications industries, including strategic business planning, international business development, marketing, product management and sales management. He was responsible for successfully introducing the first CDMA phones to numerous countries worldwide. Most recently, Mr. Yukie was CEO of Accetio, Inc., where he was responsible for spearheading company’s broadband wireless terminal and gateway solution strategy. Mr. Yukie earned a Bachelor’s Degree in Engineering with a specialization in Control Engineering from Sophia University in Tokyo and completed MBA in the United States.

Jason Kim, Executive Vice President

Mr. Jason Kim, age 39, is one of the founding members of Axesstel in 2000. Mr. Jason Kim’s primary function was to supervise and coordinate Axesstel’s internal function and logistical planning of product cycle development. Prior to joining Axesstel, he worked for SK Telecom and HanHwa Information system of Korea. Mr. Kim received BA in Electrical Engineering from Kon-Kook University in Korea.

John Chough, Chief Financial Officer

Mr. John Chough, age 37, has join Axesstel in 2001 as the CFO and is responsible for all the financial activities and overall corporate strategy development of Axesstel Inc. Mr. Chough brings to Axesstel years of experience from Bain & Company, specializing in telecom and financial sector consultancy. He also served as Chief Operating Officer of ISOFT Corporation; a Korea based mobile Internet solutions and applications company. Mr. Chough earned his Bachelor of Arts with distinction in Economics and Mathematics from Cornell University and his Masters of Business Administration with concentrations in finance and international business from Columbia University.

Craig Hagopian, Chief Marketing Officer

Joining Axesstel in May 2002, Mr. Craig Hagopian, age 39, brings better than 15 years of high tech sales and marketing experience to the Axesstel management team. His combined tenures with EPSON America, MCI WorldCom’s SkyTel Communications and AIR2LAN will serve Axesstel well, having worked in the computer, wireless and Internet industries with full profit and loss responsibilities as well as turn-around and start up experience. During his tenure at SkyTel as Vice President and Senior Director, he developed the market entry and channel partnership strategies for the first US nationwide and PCS network. Then he opened new channels of distribution and pioneered innovative revenue sharing business models and deep alliances with such notable industry leaders as Sony, OfficeDepot, eBay.com, Timex, and Motorola. Most recently he was the VP of Sales and Marketing and Chief Alliance Strategist for AIR2LAN a leading regional broadband wireless Internet provider where he was responsible for top line revenue growth, customer acquisition strategy and business alignment from a pure fixed wireless deployment to a market mobility service offering. Mr. Hagopian holds a Bachelor of Science in Business Administration from the University of Southern California.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). We make available through our website under “Investor Relations/Financial Reports/SEC Filings,” a link to our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.axesstel.com . You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

ITEM 2. DESCRIPTION OF PROPERTY

Axesstel entered into a 60-month lease contract (from December 1, 2002 to November 30, 2006) for approximately 5,500 square feet of office space located at 6305 Lusk Blvd., San Diego, CA 92121 with Stanley R. and Elise C. Smith Trust on October 15, 2001. The security deposit was $9,400. The monthly payment for 2003 was $9,682 which was subsequently adjusted to $9,972 from December 2003.

Axesstel also entered into additional lease agreement with Intel for approximately 2,600 square feet of office space located at 15373 Innovation Drive, Suite 200, San Diego, CA 92128. The lease is from November 5, 2003 to August 31, 2004. The monthly payment is $3,886.

Axesstel amended the lease in its Seoul offices as of February 11, 2003. Its wholly owned subsidiary, Axesstel R&D Center Co., Ltd. entered into a contract to lease approximately 17,000 square feet of office space located at Ace Techno Tower 5-Cha, Suite # 706, 707, 708, 709, and 710 with Nasco, Inc. for two years (until February 10, 2005). The security deposit was approximately $140,000 with monthly payments of approximately $14,000.

Each of our facilities are covered by appropriate levels of insurance and we believe them to be suitable for their respective uses and adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending or, to our knowledge, threatened as of December 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE FOR OF SHAREHOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Through December 31, 2003, the Company’s common stock traded on the over-the-counter electronic bulletin board in the United States, under the trading symbol “AXES”. Trading volume and high/low/bid prices for the past two years are disclosed in the following table, as reported by Yahoo Finance. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Year 2002
First Quarter	$1.85	$0.80
Second Quarter	2.25	0.80
Third Quarter	1.05	0.55
Fourth Quarter	3.00	0.90

Year 2003
First Quarter	$3.50	$1.20
Second Quarter	4.65	1.10
Third Quarter	4.52	2.00
Fourth Quarter	3.25	1.55

On December 31, 2003, the shareholders’ list for the Company’s common shares showed approximately 250 registered shareholders and 6,699,168 shares issued and outstanding.

The Company has not declared any dividends on its common or preferred shares since its incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the company is to retain future earnings for use in its operations and expansion of its business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of Axesstel’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, Axesstel has identified two accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Capitalized Software Costs

We capitalize software development for sale or lease in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”. Software costs incurred subsequent to the determination of the technical feasibility of the software product are capitalized. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software product. Capitalization ceases and amortization begins when the software product is available for general release to customers. Capitalized software development costs are and projected revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. We have capitalized $1,033,909 of software development costs as of December 31, 2003. Amortization is expected to begin during the first fiscal quarter of 2004. The amortization period for the software costs capitalized is the economic life of the related products.

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset can not be recovered from projected undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. During the year ended December 31, 2003, we recognized impairment costs of $160,000. Net intangible assets, long-lived assets, and goodwill amounted to $4,881,343 as of December 31, 2003. Significant management judgment is required in determining whether an indicator of impairment exists and projecting and discounting cash flows.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains certain forward looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor provisions created by that statute. The words “anticipate”, “expect”, “plan”, “intend” and similar expressions are intended to identify such statements. Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known to us. Consequently, such statements are subject to risks and uncertainties, including, but not limited to those discussed herein and, in particular, under the caption “Risk Factors Relating to Our Business” beginning on page 4 that could cause actual results to differ materially from those projected.

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under “Risk Factors Relating to Our Business” below and elsewhere in this Report.

Company Overview

Axesstel was formed approximately 3.5 years ago, and has performed engineering services, while at the same time, concentrating its efforts in developing its own products.

In 2003, this focus in our product business led to increased expenditures in research and development, and selling, general, and administrative expense. This investment has allowed Axesstel to introduce many additional products in the marketplace during the year. Management believes this investment will lead to rapid growth in our product revenue in 2004.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total net sales, the consolidated statement of operations data for the periods indicated:

	2003	2002
Net sales	100.0%	100.0%
Cost of sales	65.6	43.3

Gross profit	34.4	56.7

Operating expenses:
Research and development	11.3	2.0
Selling, general and administrative	48.2	45.4

Total operating expenses	59.5	47.4

Income (loss) from operations	(25.1)	9.3
Total other income (loss)	(1.2)	1.6

Income (loss) before income taxes	(26.3)	10.9
Provision (benefit) for income taxes	(7.1)	3.0

Net income (loss)	(19.2)	7.9

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

Net Revenue and Gross Profit

Axesstel’s net revenue increased $3.3 million during 2003, representing a 40.7% increase from the previous year. Substantially all of this increase was from revenues derived from our engineering service group. During the year, we received funding from strategic network operators to perform Original Design and Manufacturing (ODM) product development.

Gross profit decreased from 56.7% to 34.4% during 2003. This decrease resulted primarily from two main factors. One of the factors was a gross profit decrease from approximately 14% in 2002 to approximately 1% in 2003, from the Company’s product revenue due to lower than expected volume and sale of lower mix products. At the end of 2003, we transformed our manufacturing to a new lower-cost contract manufacturer partner and we expect our margins for these product based units to increase in the future. The second factor leading to decreased gross margins is our treatment of our engineering service revenue. In 2003, Axesstel recorded $3.4 million of cost of sales for this revenue resulting in gross margins of approximately 54%. In 2002, Axesstel recorded $0 of cost of sales for engineering services, or 100% gross margin, as we were unable to segregate costs for our engineering service efforts and recorded these costs as operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased 49.2% from $3.7 million in 2002 to $5.5 million in 2003, and as a percentage of sales, from 45.4% in 2002 to 48.2% in 2003. This increase in SG&A is primarily attributed to the increase in the number of employees included in SG&A, increased wages and benefits, the acquisition of Entatel at the end of 2002, and increased legal and outside consulting fees. Management believes that these expenses represent an investment in our overall infrastructure and will enable us to continue our overall growth.

Research and Development Expenses

Research and development expenses (R&D) increased from $.2 million in 2002 to $1.3 million in 2003. As a percentage of revenue, this represents an increase from 2.0% to 11.3%. This significant increase represents a planned and strategic investment in our technical skills as we continued to strengthen our research and development capabilities throughout the year. Management believes that this additional investment in research and development is necessary at this point in order to capture a larger market share and produce the highest quality CDMA wireless products.

Other Income (expense)

Other income (expense) decreased from a benefit of $.1 million to an expense of $.1 million from 2002 to 2003. The majority of this impact was primarily related to the write-down of certain assets originating from the Miracom acquisition in 2002.

Income Tax Expense

Income before income taxes decreased from income of $.9 million to a loss of $3.0 million from 2002 to 2003. This directly impacted income tax from an expense of $.2 million in 2002 to a benefit of $.8M in 2003.

Liquidity and Capital Resources

During 2003, Axesstel has been operated mainly on the cash flows generated through operations. Most of the cash has been spent on research and development and computer software as we continue to build our technological capabilities as well as hire additional engineering and support employees.

Axesstel’s cash decreased by approximately $.4 million during 2003 and working capital decreased by approximately $3.8 million as we continued to invest in the activities noted above and fund the loss incurred in 2003.

In January 2004, we successfully completed a round of funding of $3.7 million, both debt and equity, from a number of investors. We received $1,720,000 in 2003 related to this funding. We sold 1,350,000 shares of our common stock at $2.00 per share and a convertible note for $1,000,000, convertible into common stock at $2.00 per share. The interest rate on the note is prime rate + 3%. We issued 135,000 warrants to the equity investors with an exercise price of $1.00 per share and 270,000 warrants with an exercise price of $2.00 or $3.50 per share depending on our performance.

In March 2004, we successfully closed a funding of $3 million in convertible notes with the conversion price of $3.16 per share. The interest rate is prime rate + 3%. The investors also received warrants to purchase 100,000 shares of our common stock, the first 50,000 shares of which are exercisable at $3.31 per share, the next 25,000 shares of which are exercisable at $3.59 per share, and the balance of which are exercisable at $3.88 per share.

We believe that together with funds generated from operations, the fundings described above and other anticipated financings, Axesstel will have the needed working capital through 2004.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Axesstel, Inc. and Subsidiaries

San Diego, California

We have audited the accompanying consolidated balance sheet of Axesstel, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axesstel, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KENNY H. LEE CPA GROUP, INC.

February 28, 2003

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

ASSETS

	2003	2002
Current assets
Cash and cash equivalents	$376,336	$768,665
Accounts receivable	1,408,888	1,322,022
Prepayments and other current assets	612,687	381,217

Total current assets	2,397,911	2,471,904

Property and equipment, net	1,463,266	1,380,554

Other assets
Security deposits	158,418	174,990
Deferred tax assets	880,000	—
License fee	3,000,000	1,700,000
Development costs	1,033,909	217,164
Goodwill	522,453	296,889
Other intangible assets, net	324,981	—

Total other assets	5,919,761	2,389,043

Total assets	$9,780,938	$6,241,501

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
Current liabilities
Accounts payable	$1,479,466	$—
Due to Qualcomm, Inc.	1,300,000	—
Note payable	200,000	—
Current obligations under capital leases	221,040	202,462
Deferred tax liability	—	117,277
Fund raising advances	1,720,000	—
Accrued expenses and other current liabilities	810,524	1,694,790

Total current liabilities	5,731,030	2,014,529

Long-term liabilities
Obligations under capital leases, excluding current installments	—	107,831

Total long-term liabilities	—	107,831

Stockholders’ equity
Common stock, par value $0.001; Authorized 50,000,000 shares; 6,699,168 and 6,077,816 shares issued and outstanding at December 31, 2003 and 2002, respectively	6,699	6,078
Additional paid-in capital	6,400,803	4,296,012
Accumulated other comprehensive loss	(37,694)	(43,055)
Accumulated deficit	(2,319,900)	(139,894)

Total stockholders’ equity	4,049,908	4,119,141

Total liabilities and stockholders’ equity	$9,780,938	$6,241,501

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31,

	2003	2002
Net revenues
Product sales	$4,122,013	$4,066,787
Engineering service	7,253,980	4,020,000

	11,375,993	8,086,787
Cost of goods sold
Product sales	4,067,376	3,498,651
Engineering service	3,391,537	—

Gross profit	3,917,080	4,588,136
Research and development	1,290,556	162,909
Selling, general and administrative expenses	5,480,009	3,673,237

Operating income (loss)	(2,853,485)	751,990

Other income (expense)
Interest income and other income	230,749	204,564
Loss from sale of marketable securities	—	(41,987)
Loss from write down and disposition of assets	(318,244)	—
Interest expense and other expense	(50,201)	(35,210)

Total other income (expense)	(137,696)	127,367

Income (loss) before income taxes	(2,991,181)	879,357

Provision (benefit) for income taxes	(811,175)	243,731

Net income (loss)	(2,180,006)	635,626

Other comprehensive income (loss)
Foreign currency translation adjustment	5,361	(43,055)

Comprehensive income (loss)	(2,174,645)	592,571

Basic earnings (loss) per common share	$(0.34)	$0.09

Diluted earnings (loss) per common share	$(0.34)	$0.06

Weighted average number of common shares - basic	6,417,376	6,879,120

Weighted average number of common shares - diluted	6,417,376	9,869,321

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31,

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2001	6,554,487	$656	$222,171	$—	$(602,523)	$(379,696)
Stock issued for acquisitions and others	3,617,236	3,617	106,311		(172,997)	(63,069)
Stock issued for services	737,334	73	61,959			62,032
One-to-twenty nine reverse split	(7,044,733)	(482)	(274,332)			(274,814)
Stock issued for debts assumed by certain shareholder	20,690	21	250,606			250,627
Stock issued for payment of outstanding debts	57,425	57	229,547			229,604
Stock issued for conversion of debts	57,000	57	157,318			157,375
Stock issued for consultant services	141,789	142	204,368			204,510
Stock issued for conversion of Series A preferred stock	1,331,404	1,331	1,838,669			1,840,000
Stock issued for conversion of Series B preferred stock	605,184	605	1,499,395			1,500,000
Cumulative translation adjustment				(43,055)		(43,055)
Net income					635,626	635,626

Balance at December 31, 2002	6,077,816	$6,077	$4,296,012	$(43,055)	$(139,894)	$4,119,140

Stock issued for services	109,622	110	299,970			300,080
Stock issued for acquisition	300,000	300	674,700			675,000
Stock issued for cash	92,500	92	184,908			185,000
Stock issued for employee compensation	119,230	120	324,880			325,000
Stock warrants granted for consulting services			620,333			620,333
Cumulative translation adjustment				5,361		5,361
Net loss					(2,180,006)	(2,180,006)

Balance at December 31, 2003	6,699,168	$6,699	$6,400,803	$(37,694)	$(2,319,900)	$4,049,908

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2003	2002
Cash flows from operating activities:
Net income (loss)	$(2,180,006)	$635,626

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	447,490	208,368
Amortization	82,491	—
Impairment of goodwill	160,000	—
Loss from sale of marketable securities	—	41,987
Loss from write down and disposition of assets	318,244	—
Issuance of stock for services	300,080	62,032
Issuance of stock for employee compensation	325,000	—
Stock warrants granted for consulting services	620,332	204,510
Deferred tax assets	(880,000)	—
(Increase) decrease in
Accounts receivable	(86,866)	(1,209,740)
Prepayments and other current assets	(231,470)	(350,434)
Inventories	—	31,990
Prepaid and other assets	(143,428)	(173,061)
Increase (decrease) in
Accounts payable	1,479,466	(229,751)
Accrued expenses and other liabilities	(890,796)	1,881,255

Total adjustments	1,500,543	467,156

Net cash provided by operating activities	(679,463)	1,102,782

Cash flows from investing activities:
Acquisition of property and equipment	(806,482)	(101,050)
Acquisition of license	—	(200,000)
Additions to development costs	(816,745)	(217,164)
Proceeds from sales of marketable securities	—	63,859

Net cash used in investing activities	(1,623,227)	(454,355)

Cash flows from financing activities:
Issuance of stock for cash	185,000	—
Fund raising advances	1,720,000	—
Repayment of note payable, convertible	—	(147,000)
Increase in obligations under capital leases	—	583,640
Principal repayments under capital lease obligations	—	(273,347)

Net cash provided by financing activities	1,905,000	163,293

Cumulative translation adjustment	5,361	(43,055)
Net increase (decrease) in cash and cash equivalents	(392,329)	768,665
Cash and cash equivalents at beginning of year	768,665	—

Cash and cash equivalents at end of year	$376,336	$768,665

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

For the Years Ended December 31,

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$19,996	$—

Income tax	$387,713	$64,100

Supplemental disclosures of noncash investing and financing activities:

During 2003, the Company acquired all of the issued and outstanding capital stock of Entatel, Ltd. in exchange for 300,000 shares of the Company’s common stock.

The following summarizes the changes in the Company’s financial statements as a result of the transaction:

Goodwill	$385,564
Workforce	247,472
Other assets, net	41,964

Total	$675,000

During 2003, the Company acquired an additional license for $1,300,000, payable throughout 2004.

During 2003, the Company recognized impairment of goodwill amounting to $160,000.

During 2002, the Company had the following transactions:

Stock issued for conversion of Series A preferred stock	$1,840,000
Stock issued for conversion of Series B preferred stock	1,500,000

$3,340,000

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Axesstel, Inc. (“Axesstel” or the “Company”), a Nevada Corporation, develops, designs, manufactures and markets carrier-grade subscriber terminals such as fixed wireless telephones, wireless hybrid products and enhanced wireless devices for the telecommunication market. The Company also performs engineering services to their Network Operator based customers.

Axesstel was originally formed in July 2000 as a California Corporation. On July 16, 2002, the Company entered into a “Corporate Combination Agreement” (the “Agreement”) with Miracom Industries, Inc., which was executed and accepted as effective August 22, 2002. Pursuant to the Agreement, Miracom Industries, Inc. acquired 98% of Axesstel and the Company became a wholly owned subsidiary of Miracom Industries, Inc. At the same time, Miracom Industries, Inc. changed its name to Axesstel, Inc. with its main office located in California.

The Company established a wholly owned - subsidiary named ‘Axesstel Korea, Ltd.’ in Korea in July 2000 and a branch office in Korea in July 2002, in order to engage in research and development activities and to outsource the manufacture of its telecommunication products and parts.

In December 2002, in order to accelerate technology development and productivity, the Company acquired Entatel, Ltd. (“Entatel”), a Korea-based company, mainly engaged in developing, manufacturing and selling telecommunication products pursuant to a stock purchase agreement. Pursuant to the Agreement, the Company acquired one hundred percent of the issued and outstanding capital stock of Entatel, in exchange for 300,000 shares of the Company’s common stock. The acquisition consummated in 2003 and was accounted for under the purchase method of accounting, pursuant to SFAS No. 141, “Business Combinations” (See details under financial statement note #5). In April 2003, Entatel was re-named ‘Axesstel R&D Center Co., Ltd.’

In November 2003, the Company established a wholly owned subsidiary, ‘Axesstel Technologies, Inc.’, in California, in order to engage in research and development activities and to provide technical services to customers.

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of Axesstel and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from product sales are generally recognized when products are shipped. The Company does not provide a specific return policy. When products are returned, the Company normally exchanges the products or provides credits to the customers. The returned products are directly shipped to the supplier and the Company receives new products or credits from the supplier. The Company provides allowances for potential returns and credit losses when necessary. Management believes that no allowance is needed as of December 31, 2003.

Revenues from engineering services are recorded as milestones are reached according to the contract and agreed to by the customer. For 2002, no costs were allocated to engineering service revenues since the Company mainly utilized engineering services which were already in place and are included in operating expenses.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Research and Development

Costs incurred in research and development activities are expensed as incurred. Software development costs are capitalized when technological feasibility of the software is established (See note #3).

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost.

Depreciation is provided using the straight-line method over the following estimated useful lives of the respective assets, as follows:

Machinery and equipment	5 to 6 years
Office equipment	3 to 6 years
Furniture and fixtures	6 to 7 years
Leasehold improvements	Life of lease, or useful life if shorter

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets. The adoption of SFAS 144 did not have a material effect on the consolidated financial statements of the Company. SFAS 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill (See Note #3) and for the disposal of a business. Pursuant to SFAS 144, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an impairment cost as a charge to operations at the time it is recognized.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of Statements of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments.” The

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

carrying values of accounts receivable, accounts payable, note payable, accrued expenses and other liabilities, and obligations under capital leases approximate fair value due to the short-term maturities of these instruments.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2003 and 2002:

	Year Ended December 31
	2003	2002
Net income (loss), as reported	$(2,180,006)	$635,626
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(327,207)	(127,457)

Pro forma net income (loss)	$(2,507,213)	$508,169

Earnings (loss) per share:
Basic – as reported	$(0.34)	$0.09
Basic – Pro forma	$(0.39)	$0.07
Diluted – as reported	$(0.34)	$0.06
Diluted – Pro forma	$(0.39)	$0.05

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2003: dividend yields of 0%, expected volatility of 133%, risk-free interest rate of 0.93%, and expected lives of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes”.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

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

Earnings (Loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares includes stock that would be issued on exercise of outstanding options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds and conversion of preferred stock. For 2003, 3,501,099 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

Foreign Currency Exchange Gains and Losses

The reporting currency for the Company is the United States dollar. The functional currency of the Company’s foreign subsidiaries is the Korean won. The subsidiaries’ assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of cumulative other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are recorded in the statements of operations and comprehensive income (loss) as a component of general and administrative expense.

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

Certain Risks and Concentrations

Ongoing customer credit evaluations are performed by the Company and collateral is not required. The Company’s products include components subject to rapid technological change. Significant technological change could adversely affect the Company’s operating results and subject the Company to product returns. While the Company has ongoing programs to minimize the adverse effect of such changes and considers technological change in estimating its allowances, such estimates could change in the future.

During 2003, three customers accounted for 40%, 35% and 23% of the Company’s revenue, respectively. At December 31, 2003, the amounts due from such customers were $0, $1,358,888, and $50,000, respectively, which were included in accounts receivable. During 2003, the Company purchased substantially all of its products from one supplier. At December 31, 2003, the amount due to this supplier was $1,279,215, which was included in accounts payable.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

During 2002, three customers accounted for 34%, 31% and 19% of the Company’s revenue, respectively. At December 31, 2002, the amount due from these customers was $750,000, which was included in accounts receivable. During 2002, the Company purchased approximately 92% of its products from one supplier. At December 31, 2002, no amount was due to this supplier.

As of December 31, 2003, the Company maintained net assets of approximately $1,200,000 at its location in Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company’s operations.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement’s of Statement No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these financial statements.

2. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Machinery and equipment, including computer software	$1,243,843	$1,289,807
Office equipment	555,901	325,683
Furniture and fixtures	29,190	26,693
Leasehold improvements	42,120	18,059

	$1,871,054	$1,660,242
Less: Accumulated depreciation	407,788	279,688

	$1,463,266	$1,380,554

3. OTHER ASSETS

Other assets consisted of security deposits, licensing fee, development costs, goodwill and other intangibles as of December 31, 2003 as follows:

Licensing Fee

In November 2000, the Company entered into a ‘Subscriber Unit License Agreement’ (the “Agreement”) with Qualcomm, Inc. and obtained a license of CDMA (Code Division Multiple Access) technology,

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

Qualcomm’s intellectual property, to manufacture and sell Subscriber Units and to purchase certain components and equipment from time to time under regular price orders.

The Agreement called for an “Up-Front License Fee” of $3,000,000, payable with 2,000,000 shares of Axesstel’s Series B Preferred Stock amounting to $1,500,000 and five variable installment payments for the remaining $1,500,000 maturing no later than 360 days after the effective date, with no interest. The Company paid $200,000 towards these installments.

Pursuant to the Agreement, amended in March 2002, the definition of the license was modified. This license fee was considered as fully paid by the $200,000 cash payment and the issuance of 2,000,000 shares of Preferred Stock.

In August 2002, the Series B Preferred Stock was converted into 605,184 shares of common stock.

In December 2003, the Agreement was again amended to provide new modifications to the license and an additional cost of $1,300,000 for the upgrades. This payable balance is due over the next twelve months.

Development Costs

Software and related costs are capitalized under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold or Leased or Otherwise Marketed”. Software costs incurred subsequent to the determination of the technological feasibility of the software products are capitalized. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software product. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to customers. Capitalized software costs and projected product revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86.

As of December 31, 2003, the Company capitalized $1,033,909 ($217,164 at December 31, 2002) as development costs. For the year ended December 31, 2003, none of the development costs were amortized as no revenues have been realized from the related products. Revenues are anticipated to commence during the first quarter of 2004.

Goodwill and Other Intangibles

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company has completed its testing for the year ended December 31, 2003 using the method discussed in SFAS No. 142 and has determined that there has been impairment of $160,000. Impairment costs, when recognized, are recorded as a charge to operations.

For the year ended December 31, 2002, the Company amortized goodwill amounting to $21,336. As of December 31, 2003 and 2002, the net goodwill amounted to $682,453 and $296,889, respectively.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

For the year ended December 31, 2003, the Company recorded $247,742 of workforce acquired as part of the Entatel acquisition (See note #5) and amortized $82,491 of this intangible. As of December 31, 2003 and 2002, the net other intangibles amounted to $164,981 and $0, respectively.

4. TAXES ON INCOME

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	2003	2002
Current tax provision (benefit):
Federal	$(50,000)	$50,000
State	65,585	14,100
Foreign	108,017	—

	123,602	64,100

Deferred tax provision (benefit):
Federal	(998,950)	143,550
State	(54,827)	36,081

	(1,053,777)	179,631

Change in valuation allowance	119,000	—

Total provision (benefit) for income taxes	$(811,175)	$243,731

Current income taxes (benefits) are based upon the year’s income taxable for federal, state and foreign tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.

The Company’s policy is not to record deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

Significant components of the Company’s net deferred tax asset or liability are as follows:

2003
Net operating loss carryforwards	$1,465,000
Capitalized development costs	(397,000)
Depreciation	(62,000)
Other	(7,000)

999,000
Valuation allowance for deferred tax assets	(119,000)

$880,000

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

In assessing the realizability of deferred tax assets, $880,000 at December 31, 2003, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision (benefit) for income taxes follows:

2003
Expected tax at 34%	$(1,017,000)
International tax rate differences	(195,000)
State income tax, net of federal tax	(40,000)
Non-deductible expenses	226,000
Effect of valuation allowance on deferred tax assets	119,000
Other	96,000

Provision (benefit) for income taxes	$(811,000)

At December 31, 2003, the Company had net operating loss carryforwards of approximately $4,050,000 for federal tax purposes, expiring through 2023. In addition, the Company had net operating loss carryforwards of approximately $1,002,000 for state tax purposes, expiring through 2013.

5. BUSINESS COMBINATIONS

Entatel Acquisition

In December 2002, in order to accelerate technology development and productivity, the Company acquired Entatel, Ltd. (“Entatel”), a Korea-based company, mainly engaged in developing, manufacturing and selling telecommunication products pursuant to a stock purchase agreement. Pursuant to the ‘Agreement’, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of Entatel, in exchange for 300,000 shares (valued at $2.25 per share) of the Company’s common stock. The acquisition was accounted for under the purchase method of accounting, pursuant to SFAS No. 141, “Business Combination” issued in June 2001. The purchase transaction consummated in early 2003.

The assets acquired consisted of:

Goodwill	$385,564
Workforce	247,472
Other net assets	41,964

$675,000

The amount allocated to the workforce is being amortized over a three year period.

Miracom Acquisition

In August 2002, in accordance with the ‘Corporate Combination Agreement’, the Company completed the acquisition which was accounted for under the purchase method of accounting, pursuant to SFAS No. 141, “Business Combinations” issued in June 2001. Goodwill of $320,000 resulted from the transaction.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

Pursuant to the ‘Agreement’, Miracom industries, Inc. (“Miracom”) acquired through a tender offer 98% of the issued and outstanding capital stock of Axesstel, Inc. (“Axesstel”), a California Corporation, in exchange for the issuance of 5,553,818 shares (valued at $0.001 per share) of the Company’s common stock. Axesstel became a majority owned subsidiary of Miracom, and Axesstel’s shareholders received 0.302591758 shares of common stock of Miracom for each share of Axesstel’s common stock they owned immediately prior to closing of the transaction.

Miracom also assumed each outstanding option and warrant for the purchase of Axesstel’s common stock. The number of shares subject to each outstanding option or warrant was adjusted so that each option or warrant to purchase one share of Axesstel’s common stock was an option or warrant to purchase 0.302591758 share of Miracom’s common stock. Pursuant to the ‘Agreement’, Miracom assumed 2,068,959 shares (exercise price: 1,641,706 shares - $0.26 per share, 427,253 shares - $0.07 per share) of converted outstanding options and 2,333,038 shares (exercise price: $0.07 per share) of converted outstanding warrants. As of December 31, 2002, no stock options or warrants were exercised.

6. COMMITMENTS

Leases

The Company has entered into non-cancelable operating leases expiring through November 2006 for office space in the U.S.A. and in Korea. One`of the leases contains a provision for fixed rent increase, not more than three percent per annum, along with an increase in certain operating expenses.

Rent expense charged to operations for the year ended December 31, 2003 and 2002 was $328,298 and $164,416, respectively.

Future minimum lease payments under the non-cancelable operating leases as of December 31, 2003 are as follows:

Year Ending December 31,	Operating Lease
2004	$355,375
2005	160,945
2006	109,697

Total minimum lease payments	$626,017

7. SHAREHOLDERS’ EQUITY

Common Stock-2003 Activity

In May 2003, the Company issued 92,500 shares of the Company’s common stock at the price of $2.00 per share to individuals and entities for cash totaling $185,000.

In May 2003, the Company issued 300,000 shares (total value: $675,000) of the Company’s common stock for the acquisition of one hundred percent of the issued and outstanding capital stock of Entatel, pursuant to a ‘Stock Purchase Agreement’ made in December 2002.

In June 2003, the Company issued 100,000 shares of its common stock for employee compensation at the price of $3.00, totaling $300,000.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

In November 2003, the Company issued 9,622 shares of the Company’s common stock at the price of $3.50 per share for a settlement agreement with a consultant for consulting services rendered, totaling $33,677.

In November 2003, the Company issued 19,230 shares of its common stock for employee compensation at the price of $1.30 per share, totaling $24,999.

In November 2003, the Company issued 90,000 shares of its common stock at the price of $2.80 per share to members of the Board of Directors, totaling $252,000.

For the year ended December 31, 2003, the Company issued 220,000 shares of its stock warrants, with exercise prices of $2.80 and $3.50 per share, for consulting services. These warrants have been valued at $549,000, and are charged to operations over the expected period of services to be provided.

Common Stock-2002 Activity

For the year ended December 31, 2002, after a one-to-twenty nine reverse split, the Company issued 20,690 shares of common stock for debts assumed by a certain shareholder totaling $250,627 and 57,425 shares for payment of outstanding debts totaling $229,604.

For the year ended December 31, 2002, the Company issued 57,000 common shares for conversion of notes totaling $157,375 and 141,789 shares of common stock for services rendered at $204,510.

In August 2002, 4,400,000 shares of Series A Preferred Stock were converted into 1,331,404 shares of common stock at the rate of 0.302591758, pursuant to the ‘Corporation Combination Agreement’ dated July 16, 2002.

In September 2002, 100,000 shares and 200,000 shares of stock warrants, respectively, were granted for consultant services rendered of $52,000 and $104,000 respectively.

In October 2002, the Company entered into a contract for legal services with a legal consultant in Korea, in consideration for 10,000 shares of the Company’s common stock. As of December 31, 2002, the issuance of the common stock was in progress, and the transaction was presented under ‘Other Liabilities’ of Liabilities and Stockholders’ Equity.’

Stock Option and Warranty Activity

In September 2002, the Company established a stock option plan, under which shares of common stock are reserved for issuance to employees and consultants. Under the Plan, the Company may grant up to 911,671 (15 % of total outstanding shares) incentive stock options or non-statutory options. Pursuant to the plan, the Company granted 191,500 options for the purchase of the Company’s common stock to its employees for the year ended December 31, 2003. The options granted vest over 3 year period.

In March 2003, the Company also established a new stock option plan. Under the Plan, the Company may grant up to 982,171 (approximately 15 % of current total outstanding shares) option rights. Pursuant to this plan, the Company granted 431,000 stock options for the purchase of the Company’s common stock to its employees for the year ended December 31, 2003. The options granted vest over 3 year period.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

The Company has adopted the disclosure only provisions of SFAS No. 148, which is an amendment to SFAS No. 123. The Company applies Accounting Principles Bulletin (“APB”) Option No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

A summary of Axesstel’s stock option activity and related information is as follows:

	FY 2003		FY 2002
Option Summary:	Options	Wt Average	Options	Wt Average
Outstanding-beginning of year	2,787,643	$0.40	—	$—
Granted	622,500	$1.97	2,787,643	$0.40
Exercised	—	$—	—	$—
Forfeited	(58,150)	$1.84	—	$—

Outstanding-end of year	3,351,993	$0.67	2,787,643	$0.40

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2003.

	Total Outstanding			Total Exercisable
Price range	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.00 to $0.50	2,068,959	$0.22	8.7	2,068,959	$0.22
$0.51 to $1.00	542,533	$0.60	8.7	241,866	$0.60
$1.01 to $2.00	503,167	$1.77	9.1	163,389	$1.81
$2.01 to $3.50	237,334	$2.37	9.1	72,536	$2.40

Total:	3,351,993	$0.67	8.8	2,546,750	$0.42

For the year ended December 31, 2003, the Company issued 220,000 shares of warrants, with exercise prices of $2.80 and $3.50 per share, for consulting services. These warrants have been valued at $549,000, and are charged to operations over the expected period of services to be provided.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

8. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

Net revenue by geographic region based on customer locations for the year ended December 31, 2003 and 2002 as follows:

	Dec. 31, 2003	Dec. 31, 2002
Net revenue
United States	$7,422,880	$5,340,770
Pacific Rim/Asia	3,953,113	1,540,103
Latin America	—	1,204,994
Other	—	920

	$11,375,993	$8,086,787

9. SUBSEQUENT EVENTS

In January 2004, we successfully completed a round of funding of $3.7 million, both debt and equity, from a number of investors. We sold 1,350,000 shares of our common stock at $2.00 per share and a convertible note for $1,000,000, convertible into common stock at $2.00 per share. The interest rate on the note is prime rate + 3%. We issued 135,000 warrants to the equity investors with an exercise price of $1.00 per share and 270,000 warrants with an exercise price of $2.00 or $3.50 per share depending on our performance.

In February 2004, the Company secured a $10 million agreement with Telecard, Pakistan’s only CDMA operator, to supply its low-cost WLL terminal models offering voice communication and messaging with unique billing software. This is complementary to the $6.75 million supply agreement entered into in December 2003.

In March 2004, we successfully closed a funding of $3 million in convertible notes with the conversion price of $3.16 per share. The interest rate is prime rate + 3%. The investors also received warrants to purchase 100,000 shares of our common stock, the first 50,000 shares of which are exercisable at $3.31 per share, the next 25,000 shares of which are exercisable at $3.59 per share, and the balance of which are exercisable at $3.88 per share.

In March 2004, the Company, secured a CDMA2000 1x advanced fixed wireless terminal supply agreement with a major service provider with operations in ten Latin America countries. The minimum amount to be purchased under this agreement for the next 12 months is $10 million.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

Item 8A. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF AXESSTEL

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2004 (the “Proxy Statement”) or our Form 10-KSB/A under the heading “Election of Directors”. Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.” Additional information required by this item is incorporated by reference to our Proxy Statement or our Form 10-KSB/A under the headings “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics”.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement or our Form 10-KSB/A under the heading “Executive Compensation.”

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Proxy Statement or our Form 10-KSB/A under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement or our Form 10-KSB/A under the heading “Certain Relationships and Related Transactions.”

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit Number	Description of Document
2.1	Corporate Combination Agreement by and between Miracom Industries, Inc. and Axesstel, Inc. effective July 16, 2002*
2.2	Stock Purchase Agreement by and between Axesstel, Inc. and Entatel, Ltd. dated December , 2002.*
3.2	Amended and Restated Articles of Incorporation of the Registrant*
3.4	Amended and Restated Bylaws of the Registrant*
4.1	Specimen Common Stock Certificate*
10.1	Form of Indemnity Agreement for directors and executive officers of the Registrant*
10.2	Stock Option Plan and form of Option Agreement thereunder*
10.3	Stock Option Plan and form of Option Agreement thereunder*
10.4	Lease Agreement for SD Office Space*
10.5	Qualcomm Subscriber’s License*
10.6	Telecard Agreement*
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	To be filed by amendment

(b)  Reports on Form 8-K

On November 18, 2003, the Registrant filed a Form 8-K with the Securities and Exchange Commission concerning a change in its independent auditors. The Registrant filed a Form 8-K/A concerning this same topic on December 9, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Fees Paid to our Independent Auditors.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2004

AXESSTEL, INC.

By	/s/ MIKE HP KWON

Mike HP Kwon Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MIKE HP KWON Mike HP Kwon	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2004

/s/ HONG JOON CHOUGH Hong Joon Chough	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ SATORU YUKIE Satoru Yukie	President and Vice Chairman of the Board of Directors	March 30, 2004

/s/ DAVID MORASH David Morash	Chief Operating Officer and Director	March 30, 2004

/s/ JASON KIM Jason Kim	Executive Vice President and Director	March 30, 2004

/s/ KENNY LEE Kenny Lee	Director	March 30, 2004

/s/ JAI BHAGAT Jai Bhagat	Director	March 30, 2004

/s/ SEUNG TAIK YANG Seung Taik Yang.	Director	March 30, 2004