Form 10KSB/A
period 2003-12-31
AXESSTEL INC
filed 2004-04-19
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2004 Annual Meeting of Stockholders to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2003.

Transitional Small Business Disclosure format (check one):

☐  Yes    ☒  No

EXPLANATORY NOTE

Axesstel, Inc. is filing this amendment to the Annual Report on Form 10-KSB for the year ended December 31, 2003 to amend and add disclosure with respect to Item 1, Item 5, Item 8 and Item 13.

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

Axesstel was originally formed in July 2000 as a California corporation. On July 16, 2002, Axesstel entered into a “Corporate Combination Agreement” (the “Agreement”) with Miracom Industries, Inc., which was executed and accepted as effective August 22, 2002. Pursuant to the Agreement, Miracom Industries, Inc. acquired 98% of Axesstel and Axesstel became a subsidiary of Miracom Industries, Inc. At the same time, Miracom Industries, Inc. changed its name to Axesstel, Inc. with its main office located in California.

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

In November 2003, we established a wholly owned subsidiary, Axesstel Technologies, Inc., in California, in order to engage in research and development activities and to provide technical services to customers.

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

The Axesstel Korea office is entirely dedicated to the design and production of advanced CDMA wireless products for Axesstel. This office, located in Seoul, South Korea, takes advantage of Korea’s expert development, low-cost manufacturing and high-quality engineering talent. Recently expanded to approximately 60 engineers, through the acquisition of Entatel, a wireless R&D company, this office focuses on terminal design activities and leverages Korea’s leadership role in CDMA product development. Our Korean office is conveniently located to a variety of strategic manufacturing and production partners, which allows Axesstel to load-balance its production and optimize its orders, based upon customer demand, quick turn-around, low-volume production and scheduled large-volume production runs.

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

The final business category, strategic ODM development, provided the majority of our revenue in fiscal year 2003. Axesstel has used the funding from ODM projects in the past to support the development of its WLL products. However, Axesstel believes that the ODM market is experiencing consolidation and rapid changes making it less attractive to Axesstel. Therefore, management has elected to focus Axesstel’s resources on the WLL and hybrid businesses as they are expected to generate the bulk of our revenues in 2004. This shift in focus aligns our marketing resources and engineering capabilities behind our core product business units.

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

Due to Axesstel’s product customization and lower risk business model, it does not engage in financing terms or build up of inventory, thereby largely removing product and inventory-related obsolescence exposure. Axesstel does, however, expend considerable amounts on new product development. Axesstel will continue to invest in internal direct sales resources and distribution alliance partners. As Axesstel’s business increases it expects to secure larger bank and strategic credit lines to reduce inventory lead times and component sourcing requirements.

Axesstel has earned ISO9001:2000 certification through its quality and control processes implemented by the Axesstel R&D Center, Ltd.

Marketing Strategy.

We believe that Axesstel is the only manufacturer focused exclusively on WLL CDMA products in North America who owns its own intellectual property, full in-house engineering (from design through development and certification) and is a QUALCOMM CDMA licensee.

Axesstel products are currently deployed in 12 countries worldwide and in service with more than 14 carriers. In addition, there are samples being actively tested in another 16 countries.

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

Although no assurances can be given, as next-generation wireless networks are deployed, Axesstel expects to expand its Qualcomm licensing agreement to include CDMA2000 1xRTT and CDMA2000 1xEV-DO products and to supplement its current WLL product line with products based upon the CDMA2000 standard by the first half of 2004.

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

Customers.

Critical to Axesstel’s strategy and long-term success is its customer base. Axesstel focused in 2003 on developing large anchor accounts and plans to expand those activities in 2004. Fortunately, we believe CDMA is becoming the standard for fixed wireless and WLL applications especially in green-field operations and developing regions of the world where WLL is essential to basic telephony access.

Axesstel reported a number of new contracts in 2003 including a substantial commitment from Telecard of Pakistan. Axesstel expects to announce new significant carrier partnerships in 2004 based on the sales pipeline that is being developed today.

Competition.

The telecommunication market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and the market prices and margins of our products decline as competitors begin making similar products. Axesstel competes mainly in the WLL segment of the telecommunication’s market. Our primary competitors are large, well-funded companies such as LG, Telular, Westech, and Pantech-Curitel.

The make up of our competitive landscape is due in part to the nascent stage of the WLL industry and the high degree of customization required to serve each customer. Accordingly, other large telecommunications companies such as Samsung, Nokia and Motorola have elected to focus their resources on the traditional mass market mobile phone business. This dynamic has allowed Axesstel to gain a solid foothold in the WLL market.

Supply Chain.

Axesstel maintains close relationships with our component supply chain partners. Axesstel utilizes a variety of component agents/brokers to source the majority of our components, which averages between 200-300 items per phone unit.

Axesstel is developing a dual-sourcing strategy for key components such as memory, LCD, and plastics. The only exception to this program is the chipset device (Qualcomm’s Mobile Subscriber Modem), which is sole-sourced directly from Qualcomm. Presently, there is a worldwide shortage for these chipsets due to high overall demand of CDMA based products. At times, this shortage has caused delays in Axesstel receiving this product and has affected our production schedules. This constraint is being addressed by linking our customer forecasts and manufacturing capacity with Qualcomm’s chipset supply. In addition, as one of Axesstel’s significant stockholders, Qualcomm has expressed a willingness to work with us in meeting our future sourcing needs. If Axesstel experiences significant delays in the future, it will severely impact our operations and detrimentally affect our ability to produce and deliver product to our customers.

Research and Development.

The wireless telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance and develop product. Our research and development team was greatly enhanced during the past year as we focused additional resources for the development of our WLL products. Research and development expenses for 2003 and 2002 were approximately $1.3 million and $.2 million, respectively.

Intellectual Property.

Axesstel is rigorously protecting its inventions and intellectual property for our innovative areas of development through the filing of patents and provisional patents applications. In 2003, Axesstel filed five full applications and four additional provisional patents and will continue to apply for intellectual protection and licensing opportunities as appropriate.

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

The market for cellular fixed wireless products is extremely competitive, and we may not be able to successfully compete with other companies already in the market and new companies that enter the market. The major national and international companies in this market are:

•	Telecard Corporation;

•	Westech Korea, Inc.; and

•	LG Electronics.

Many of our competitors have greater resources than us in many areas critical to succeeding in the industry, including:

•	financial resources;

•	manufacturing capabilities;

•	name recognition;

•	research and development capabilities;

•	technical expertise;

•	sales and marketing staffs; and

•	distribution channels.

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

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). Our website address is www.axesstel.com. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Information about our equity compensation plans at December 31, 2003 that were either approved or not approved by our stockholders was as follows (number of shares in thousands):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by our stockholders(a)	1,353,034	$1.40	1,540,808
Equity compensation plans not approved by our stockholders(b)	—	—	—

(a)	Includes 2002 Stock Option Plan and 2003 Stock Option Plan.
(b)	Includes (i) 1,122,671 shares of common stock subject to warrant issued to Mike Kwon with an exercise price of $0.07 (ii) 1,210,367 shares of common stock subject to warrant issued to Satoru Yukie with an exercise price of $0.07, and (iii) options to purchase 2,068,959 shares of common stock with a weighted average exercise price of $0.22, all of which warrants and options were assumed by the Registrant in connection with the Corporate Combination Agreement by and between Miracom Industries, Inc. and Axesstel, Inc., the California corporation

Common Stock-2003 Activity

In May 2003, the Company issued 92,500 shares of the Company’s common stock at the price of $2.00 per share to accredited individuals and entities for cash totaling $185,000 in reliance on Section 4(2) of the Securities Act.

In May 2003, the Company issued 300,000 shares (total value: $675,000) of the Company’s common stock for the acquisition of one hundred percent of the issued and outstanding capital stock of Entatel, pursuant to a ‘Stock Purchase Agreement’ made in December 2002. This issuance was made in reliance on Section 4(2) of the Securities Act.

In June 2003, the Company issued 100,000 shares of its common stock for employee compensation at the price of $3.00, totaling $300,000 in reliance on Section 4(2)of the Securities Act.

In November 2003, the Company issued 9,622 shares of the Company’s common stock at the price of $3.50 per share for a settlement agreement with a consultant for consulting services rendered, totaling $33,677. This issuance was made in reliance on Section 4(2) of the Securities Act.

In November 2003, the Company issued 19,230 shares of its common stock for employee compensation at the price of $1.30 per share, totaling $24,999.

In November 2003, the Company issued 90,000 shares of its common stock at the price of $2.80 per share to members of the Board of Directors, totaling $252,000. This issuance was made in reliance on Section 4(2) of the Securities Act.

Common Stock-2002 Activity

For the year ended December 31, 2002, after a one-to-twenty nine reverse split, the Company issued 20,690 shares of common stock for debts assumed by a certain shareholder totaling $250,627 and 57,425 shares for payment of outstanding debts totaling $229,604. This issuance was made in reliance on Section 4(2) of the Securities Act.

For the year ended December 31, 2002, the Company issued 57,000 common shares for conversion of notes totaling $157,375 and 141,789 shares of common stock for services rendered at $204,510. This issuance was made in reliance on Section 4(2) of the Securities Act.

In August 2002, 4,400,000 shares of Series A Preferred Stock of Axesstel, Inc., the California corporation, were converted into 1,331,404 shares of common stock at the rate of 0.302591758, pursuant to the ‘Corporation Combination Agreement’ dated July 16, 2002.

In September 2002, 100,000 shares and 200,000 shares of stock warrants, respectively, were granted for consultant services rendered of $52,000 and $104,000 respectively. This issuance was made in reliance on Section 4(2) of the Securities Act.

In October 2002, the Company entered into a contract for legal services with a legal consultant in Korea, in consideration for 10,000 shares of the Company’s common stock. This issuance was made in reliance on Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under “Risk Factors Relating to Our Business” beginning on page 4 and elsewhere in this Report.

Company Overview

Axesstel was formed approximately 3.5 years ago, and has performed wireless engineering development services, while at the same time, concentrating its efforts in developing its own wireless subscriber products and solutions.

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

Axesstel does not anticipate making any significant capital purchases for the year 2004.

In January 2004, we successfully completed a round of funding of $3.7 million, both debt and equity, from a number of investors. We received $1,720,000 in 2003 related to this funding, which is included in current liabilities. We sold 1,350,000 shares of our common stock at $2.00 per share and a convertible note for $1,000,000, convertible into common stock at $2.00 per share. The interest rate on the note is prime rate + 3%. We issued 135,000 warrants to the equity investors with an exercise price of $1.00 per share and 270,000 warrants with an exercise price of $2.00 or $3.50 per share depending on our performance.

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

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset can not be recovered from projected undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. During the year ended December 31, 2003, we recognized impairment costs of $160,000. Net intangible assets, long-lived assets, and goodwill amounted to $7,383,027 as of December 31, 2003. Significant management judgment is required in determining whether an indicator of impairment exists and projecting and discounting cash flows.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

of Axesstel, Inc.

We have audited the consolidated balance sheet of Axesstel, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axesstel, Inc and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Gumbiner, Savett, Finkel, Fingleson & Rose, Inc.

Santa Monica, CA

March 18, 2004

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

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31,

	2003	2002
Net revenues
Wireless subscriber product sales	$4,122,013	$4,066,787
Wireless engineering development service	7,253,980	4,020,000

	11,375,993	8,086,787
Cost of goods sold
Wireless subscriber product sales	4,067,376	3,498,651
Wireless engineering development service	3,391,537	—

Gross profit	3,917,080	4,588,136
Research and development	1,290,556	162,909
Selling, general and administrative expenses	5,480,009	3,673,237

Operating income (loss)	(2,853,485)	751,990

Other income (expense)
Interest income and other income	230,749	204,564
Loss from sale of marketable securities	—	(41,987)
Loss from write down and disposition of assets	(318,244)	—
Interest expense and other expense	(50,201)	(35,210)

Total other income (expense)	(137,696)	127,367

Income (loss) before income taxes	(2,991,181)	879,357

Provision (benefit) for income taxes	(811,175)	243,731

Net income (loss)	(2,180,006)	635,626

Other comprehensive income (loss)
Foreign currency translation adjustment	5,361	(43,055)

Comprehensive income (loss)	$(2,174,645)	$592,571

Basic earnings (loss) per common share	$(0.34)	$0.09

Diluted earnings (loss) per common share	$(0.34)	$0.06

Weighted average number of common shares - basic	6,417,376	6,879,120

Weighted average number of common shares - diluted	6,417,376	9,869,321

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

For the year ended December 31, 2002, the Company amortized goodwill amounting to $21,336. As of December 31, 2003 and 2002, the net goodwill amounted to $522,453 and $296,889, respectively.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

For the year ended December 31, 2003, the Company recorded $247,742 of workforce acquired as part of the Entatel acquisition (See note #5) and amortized $82,491 of this intangible. As of December 31, 2003 and 2002, the net other intangibles amounted to $164,981 and $0, respectively.

Also included in other intangibles are workforce bonuses amounting to $160,000 and $0, as of December 31, 2003 and 2002, respectively.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

a) Previous independent accountants

(i) Effective November 3, 2003, Axesstel, Inc. (“Registrant”), confirmed with its auditors, Kenny H. Lee CPA Group “Kenny Lee”), that the firm would no longer be representing the Registrant as its accountants. As of that date, the Company was informed by Kenny Lee that they declined to stand for re-election as the Company’s auditors.

(ii) Kenny H. Lee CPA Group last reported on Registrant’s financial statements as of February 28, 2003. Registrant’s financial statements for the fiscal year ended December 31, 2001, as audited by Kenny Lee, included an independent auditor’s report containing an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern. Registrant’s financial statements for the fiscal year ended December 31, 2002, as audited by Kenny Lee, contained no paragraph regarding any uncertainty as to the Company’s ability to continue as a going concern.

(iii) The change of independent accountants was ratified by the Board of Directors of Axesstel, Inc. on November 3, 2003.

(iv) During Axesstel’s two most recent fiscal years and the subsequent interim period through November 3, 2003, there were no disagreements with Kenny Lee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to Kenny Lee’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report. However, Kenny Lee’s reports on the Company’s consolidated financial statements for the year ended December 31, 2001 contained an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern. No such paragraph was included in the financial statements for the year ended December 31, 2002.

(v) During the two most recent fiscal year and the subsequent interim period through November 3, 2003, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(v)).

(a) During the previous two fiscal years and the subsequent interim period through November 3, 2003, Kenny Lee did not advise Axesstel that the internal controls necessary for the registrant to develop reliable financial statements do not exist.

(b) During the previous two fiscal years and the subsequent interim period through November 3, 2003, Kenny Lee did not advise Axesstel that any information had come to their attention which had led them to no longer be able to rely on management’s representation, or that had made Kenny Lee unwilling to be associated with the financial statements prepared by management.

(c) During the previous two fiscal years and the subsequent interim period through November 3, 2003, Kenny Lee did not advise Axesstel that the scope of any audit needed to be expanded significantly or that more investigation was necessary.

(d) During the previous two fiscal years and the subsequent interim period through November 3, 2003, Kenny Lee did not advise Axesstel that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant’s satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

(vi) The Registrant has requested that Kenny H. Lee CPA Group furnish it with a letter addressed to the

SEC stating whether or not it agrees with the above statements. A copy of such letter, dated November 14, 2003, was filed as Exhibit 16.1 to the Form 8-K of the Registrant filed on December 9, 2003.

(b) New independent accountants

The Registrant has engaged Gumbinger, Savett, Finkel, Fingleson & Rose, Inc. (“Gumbinger”) as its new independent accountant on November 3, 2003. Prior to November 3, 2003 the Registrant had not consulted with Gumbinger regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements, and no written report or oral advice was provided to the Registrant by Gumbinger concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:	Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have been previously filed with the Commission and are incorporated herein by reference.

Exhibit Number		Description of Document
2.1		Corporate Combination Agreement by and between Miracom Industries, Inc. and Axesstel, Inc. effective July 16, 2002, incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on September 16, 2002
3.1		Articles of Incorporation of the Registrant, as amended*
3.2		Amended and Restated Bylaws of the Registrant, as amended*
4.1		Specimen Common Stock Certificate*
10.1		Form of Indemnity Agreement for directors and executive officers of the Registrant*
10.2		2002 Stock Option Plan and form of Option Agreement thereunder*
10.3		2003 Stock Option Plan and form of Option Agreement thereunder*
10.4		Lease Agreement for Office Space by and between Axesstel and Smith Trust dated October 15, 2001*
10.5	†	Subscriber Unit License Agreement by and between Axesstel, Inc. and Qualcomm Incorporated dated November 14, 2000, as amended*
10.6	†	Supply Agreement by and between TeleCard Limited and Axesstel dated November 2003*
10.7	†	Supply Agreement by and between TeleCard Limited and Axesstel dated November 2003*
21.1		Subsidiaries of the Registrant*
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

†	Confidential treatment requested.

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

April 19, 2004

AXESSTEL, INC.

By	/s/ MIKE HP KWON

Mike HP Kwon Chief Executive Officer