Form 10QSB
period 2004-03-31
AXESSTEL INC
filed 2004-05-24
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

000-28135

Commission File Number

AXESSTEL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	91-1982205
(State or other jurisdiction of Incorporation or organization)	IRS Employer Identification Number

15373 Innovation Drive, Suite 200, San Diego, California 92128

(Address of principal executive offices)

(858) 613-1500

(Issuer’s telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of: May 18, 2004
Common Stock, $.0001 par value	8,109,168

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Axesstel, Inc.

Except where the context otherwise requires, all references in this Report to the Registrant, the Company, Axesstel, we or our refer to Axesstel, Inc., a Nevada Corporation.

PART I –FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,960,433	$376,336
Accounts receivable	216,000	1,408,888
Prepayments and other current assets	812,355	612,687

Total current assets	3,988,788	2,397,911
Property and equipment, net	1,516,417	1,463,266
Other assets
Security deposits	163,359	158,418
Deferred tax assets	1,837,496	880,000
License fee	3,000,000	3,000,000
Software development costs	1,307,200	1,033,909
Goodwill	385,564	522,453
Other assets	660,447	324,981

Total other assets	7,354,006	5,919,761

Total assets	$12,859,271	$9,780,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$847,353	$1,479,466
Due to Qualcomm, Inc.	900,000	1,300,000
Short-term note payable ($1,000,000 less $97,188 discount in 2004, no discount in 2003)	902,812	200,000
Current obligations under capital leases	—	221,040
Customer advances	998,428	—
Fund raising advances	—	1,720,000
Accrued expenses and other current liabilities	729,849	810,524

Total current liabilities	4,378,442	5,731,030
Long-term liabilities
Long-term note payable ($3,000,000 less $201,257 discount)	2,798,743	—

Total long-term liabilities	2,798,743	—
Stockholders’ equity
Common stock, par value $0.0001; Authorized 50,000,000 shares; 8,109,168 and 6,699,168 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	8,109	6,699
Additional paid-in capital	9,470,208	6,400,803
Accumulated other comprehensive loss	(38,890)	(37,694)
Accumulated deficit	(3,757,341)	(2,319,900)

Total stockholders’ equity	5,682,086	4,049,908

Total liabilities and stockholders’ equity	$12,859,271	$9,780,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net revenues
Product sales	$428,600	$435,375
Engineering development service	—	2,843,730

	428,600	3,279,105
Cost of goods sold
Product sales	345,417	555,471
Engineering development service	—	669,130

Gross profit	83,183	2,054,504
Operating expenses
Research and development	664,056	64,528
Selling, general and administrative expenses	1,732,744	679,263

Total operating expenses	2,396,800	743,791
Operating income (loss)	(2,313,617)	1,310,713

Other income (expense)
Interest income and other income	4,559	116,056
Interest expense and other expense	(84,683)	(6,234)

Total other income (expense)	(80,124)	109,822

Income (loss) before income taxes	(2,393,741)	1,420,535
Provision (benefit) for income taxes	(957,496)	612,809

Net income (loss)	(1,436,245)	807,726
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,196)	(9,355)

Comprehensive income (loss)	$(1,437,441)	$798,371

Basic earnings (loss) per common share	$(0.18)	$0.13

Diluted earnings (loss) per common share	$(0.18)	$0.10

Weighted average number of common shares – basic	8,000,706	6,077,810

Weighted average number of common shares – diluted	8,000,706	8,070,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income (loss)	$(1,436,245)	$807,726

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	233,690	103,166
Impairment of goodwill	136,889	—
Issuance of warrants for consulting services	15,250	—
Deferred tax assets	(957,496)	495,396
(Increase) decrease in Accounts receivable	1,192,888	(22,504)
Prepayments and other current assets	(190,150)	(612,535)
Other assets	(308,632)	(29,190)
Increase (decrease) in Accounts payable	(632,113)	240,900
Accrued expenses and other liabilities	(480,675)	46,219
Customer advances	998,428	—

Total adjustments	8,079	221,452

Net cash provided (used) by operating activities	(1,428,166)	1,029,178

Cash flows from investing activities:
Acquisition of property and equipment	(157,940)	(793,290)
Additions to development costs	(273,291)	(449,538)
Proceeds from sales of marketable securities	—	29

Net cash used in investing activities	(431,231)	(1,242,808)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	866,925	—
Repayment of note payable	(200,000)	—
Proceeds from issuance of notes payable	4,000,000
Repayments under capital lease obligations	(221,040)	(46,289)

Net cash provided (used) by financing activities	4,445,885	(46,289)

Cumulative translation adjustment	(2,391)	(9,355)

Net increase (decrease) in cash and cash equivalents	2,584,097	(269,274)
Cash and cash equivalents at beginning of year	376,336	768,665

Cash and cash equivalents at end of period	$2,960,433	$499,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Three months ended
	March 31, 2004	March 31, 2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$47,820	$—

Income tax	$—	$136

Supplemental disclosures of noncash investing and financing activities:

•	The Company issued 50,000 shares of common stock valued at $112,500 in exchange for finders fees of $41,625 and offering costs of $70,875.

•	The Company recorded a discount of $125,000 on its $1,000,000 financing due to the presence of a beneficial conversion feature.

•	The Company issued warrants valued at $204,092 to purchase 100,000 shares of common stock to a lender recorded as a discount in connection with its $3,000,000 financing.

•	The Company issued warrants valued at $97,922 to purchase 47,468 shares of common stock in exchange for finders fees.

•	Fund raising advances of $1,720,000 were transferred to equity upon issuance of common stock.

During the first quarter of 2003, the Company acquired all of the issued and outstanding capital stock of Entatel, Ltd. in exchange for 300,000 shares of the Company’s common stock.

The following summarizes the changes in the Company’s financial statements as a result of the transaction:

Goodwill	$385,564
Workforce	247,472
Other assets, net	41,964

Total	$675,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements of Axesstel, Inc., a Nevada corporation, and its subsidiaries (“Axesstel” or the “Company”), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation, and in order to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2003. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of Axesstel and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from product sales are generally recognized when products are shipped. When products are returned, the Company normally exchanges the products or provides credits to the customers. The returned products are directly shipped to the supplier and the Company receives new products or credits from the supplier. The Company provides allowances for potential returns and credit losses when necessary. Management believes that no allowance is needed as of March 31, 2004.

Revenues from engineering development services are recorded as milestones are reached according to the contract and agreed to by the customer.

Comprehensive Income

The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Research and Development

Costs incurred in research and development activities are expensed as incurred. Software development costs are capitalized when technological feasibility of the software is established (See note 3).

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

Impairment of Long-Lived Assets

The Company has adopted the provisions of SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets.” SFAS 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill (See note 3) and for the disposal of a business. Pursuant to SFAS 144, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an impairment cost as a charge to operations at the time it is recognized.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of Statements of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, note payable, accrued expenses and other liabilities approximate fair value due to the short-term maturities of these instruments. The carrying value of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Bulletin (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company has adopted only the disclosure provisions of SFAS No. 148, “ Accounting for Stock-Based Compensation – Transition and Disclosure,” which is an amendment to SFAS No. 123.

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income (loss) and earnings per share would be changed to the pro forma amounts indicated below for the three month periods ended March 31, 2004 and 2003:

	Three months ended March 31
	2004	2003
Net income (loss), as reported	$(1,436,245)	$807,726
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(70,319)	(44,039)

Pro forma net income (loss)	$(1,506,564)	$763,687

Earnings (loss) per share:
Basic – as reported	$(0.18)	$0.13
Basic – Pro forma	$(0.19)	$0.13
Diluted – as reported	$(0.18)	$0.10
Diluted – Pro forma	$(0.19)	$0.09

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2003: dividend yields of 0%, expected volatility of 133%, risk-free interest rate of 6%, and expected lives of 10 years.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.”

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

Earnings (Loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding during the periods presented. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares include stock that would be issued on exercise of outstanding options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds and conversion of debt. For the three months ended March 31, 2004, 8,662,999 potentially dilutive securities, respectively, are excluded from the computation because they are anti-dilutive. For the three months ended March 31, 2003, 310,000 potentially dilutive shares are excluded from the computation because they are anti-dilutive.

Foreign Currency Exchange Gains and Losses

The reporting currency for the Company is the United States dollar. The functional currency of the Company’s foreign subsidiaries is the Korean won. The subsidiaries’ assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of cumulative other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are recorded in the statements of operations and comprehensive income (loss) as a component of general and administrative expense.

Certain Risks and Concentrations

The Company generally performs ongoing customer credit evaluations and does not generally receive security for domestic customer obligations. All obligations for foreign customers are secured by letters of credit. The Company’s products include components subject to rapid technological change. Significant technological change could adversely affect the Company’s operating results and subject the Company to product returns. While the Company has ongoing programs, such as return privileges with its suppliers, to minimize the adverse effect of such changes and considers technological change in estimating its allowances, such estimates could change in the future.

During the first quarter of 2004, two customers accounted for 50% and 49% of the Company’s revenue, respectively. At March 31, 2004, the amounts due from such customers were $216,000 and $0, respectively, which were included in accounts receivable. During the first quarter of 2003, two customers accounted for 61% and 26% of the Company’s revenue, respectively. At March, 31, 2003, the amounts due from such customers were $243,000 and $431,000, respectively, which were included in accounts receivable.

As of March 31, 2004, the Company maintained net tangible assets of approximately $667,000 at its location in Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company’s operations.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31 2004	December 31 2003
Machinery and equipment	$589,769	$422,975
Office furniture and equipment	316,851	314,924
Software	1,081,810	1,091,036
Leasehold improvements	40,565	42,120

	$2,028,995	$1,871,055
Less: Accumulated depreciation	512,578	407,789

	$1,516,417	$1,463,266

3. OTHER ASSETS

Other assets consisted of the following:

	March 31 2004	December 31 2003
Security deposits	$163,359	$158,418
Deferred tax assets	1,837,496	880,000
Licensing fee	3,000,000	3,000,000
Software development costs	1,307,200	1,033,909
Goodwill	385,564	522,453
Workforce intangible from Entatel acquisition	144,398	164,981
Workforce bonuses	103,931	160,000
Prepaid finders fee	266,666	—
Prepaid loan costs	145,452	—

	$7,354,066	$5,919,761

Software Development Costs

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

As of March 31, 2004, the Company capitalized $1,307,200 ($1,033,909 as of December 31, 2003) as development costs. The Company completed two products at the end of the first quarter 2004, and will commence to amortize the associated costs when revenues have been realized from the related products. Revenues are anticipated to commence during the second quarter of 2004.

Goodwill and Other Assets

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company has completed its testing for the year ended December 31, 2003 using the method discussed in SFAS No. 142. In fiscal 2004, the Company recorded a charge of approximately $137,000 in the first quarter of goodwill that management deemed impaired. Impairment costs, when recognized, are recorded as a charge to operations.

4. STOCKHOLDERS’ EQUITY

Common Stock Activity

In January 2004, the Company issued 1,360,000 shares of the Company’s common stock at a price of $2.00 per share to equity investors for gross proceeds of $2,720,000. In connection with this private placement, 50,000 shares of common stock were issued to a finder and the Company agreed to issue an additional 50,000 shares to the finder in each of January 2005 and January 2006.

Stock Warrant Activity

In January 2004, the Company issued warrants to purchase (i) an aggregate of 1,360,000 shares of common stock at an exercise price of $1.00 per share and (ii) an aggregate of 272,000 shares of common stock at an exercise price of $2.00 per share (subject to an increase to $3.30 per share if certain revenue milestones are achieved) to equity investors in connection with the January funding.

In March 2004, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock, the first 50,000 shares of which are exercisable at $3.31 per share, the next 25,000 shares of which are exercisable at $3.59 per share and the balance of which are exercisable at $3.88 per share to a institutional investor in connection with the Company’s issuance of a $3 million convertible note. In addition, the Company issued 47,468 shares of its stock warrants at a price of $3.16 to an institutional investor for finder’s fee expense related to the funding of this note.

Stock Option Activity

In September 2002, the Company established a stock option plan, under which shares of common stock are reserved for issuance to employees and consultants. Under the Plan, the Company may grant up to 911,671 (15 % of total outstanding shares) incentive stock options or non-statutory options, and has granted 763,242 option shares as of March 31, 2004. Pursuant to the plan, the Company granted 23,000 options for the purchase of the Company’s common stock to its employees for the first quarter of 2004. The options granted vest over a three-year period.

In March 2003, the Company established a new stock option plan. Under the Plan, the Company may grant up to 982,171 (approximately 15 % of current total outstanding shares) option rights, and has granted 908,500 option shares as of March 31, 2004. The Company granted 500,000 stock options for the purchase of the Company’s common stock to its employees during the first quarter of 2004. The options granted vest over a three-year period.

In September 2003, the Company established a new stock option plan. Under the Plan, the Company may grant up to 1,000,000 (approximately 15 % of current total outstanding shares) option rights, and has granted 250,000 option shares as of March 31, 2004. Pursuant to this plan, the Company granted 250,000 stock options for the purchase of the Company’s common stock to its employees for the first quarter of 2004. The options granted vest over a three-year period.

All options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

5. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

Net revenue by geographic region based on customer locations for the quarters ended March 31, 2004 and 2003 were as follows:

	Mar. 31, 2004	Mar. 31, 2003
Net revenue
United States	$—	$3,026,655
Pacific Rim/Asia	216,600	252,450
Latin America	212,000	—

Total	$428,600	$3,279,105

6. FINANCINGS.

Sale of $1,000,000 Unsecured Convertible Term Note

In January 2004, we completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1 million to North American Venture Fund II, L.P., an accredited investor. Interest accrues on the note at the rate of 3% above prime, subject to certain adjustments. In no event will the interest rate be lower than 7% or greater than 10%. The principal and accrued interest due under the note are convertible by the North American into shares of our common stock at a conversion price of $2.00 per share. All unpaid principal and accrued interest, if not sooner converted, is due on January 8, 2005.

We filed a registration statement on Form S-2 covering the resale of the shares of common stock obtainable upon the conversion of the note, which registration statement has not yet been declared effective.

Sale of 1,360,000 Shares of Common Stock and Warrants to Purchase 1,632,000 Shares of Common Stock

In January 2004, we sold to seven accredited investors in a private placement an aggregate of 1,360,000 shares of our common stock at a price of $2.00 per share for gross proceeds of $2,720,000. In connection with the private placement, we also issued to the investors warrants to purchase an aggregate of 1,632,000 shares of our common stock. 1,360,000 of these warrants have an exercise price of $1.00 per share and are exercisable until July 8, 2004. The other 272,000 warrants have an exercise price of $2.00 per share, subject to an increase to $3.30 per share upon the completion of certain milestones, and are exercisable beginning on the first date on which the achievement of the milestones can be determined and expire 18 months after that date.

For services rendered in connection with this financing, pursuant to an advisor agreement, we agreed to issue to a finder a total of 150,000 shares of our common stock. We issued 50,000 shares to the finder in January 2004, and we agreed to issue to the finder an additional 50,000 shares in each of January 2005 and January 2006. We also paid to the finder a fee of $136,000, representing 5% of the gross proceeds in this financing.

We filed a registration statement on Form S-2 covering the resale of the shares of common stock issued and obtainable upon the exercise of the warrants, which registration statement has not yet been declared effective.

Sale of $3,000,000 Secured Convertible Term Note

In March 2004, we completed the sale and issuance of a $3 million secured convertible promissory note to Laurus Master Fund, Ltd., an accredited investor, pursuant to a securities purchase agreement. Interest accrues on the note at a rate of 3% above prime, subject to certain adjustments. In no event will the interest rate on the note be lower than 7% or greater than 10%.

Under the terms of the note, we are obligated to make monthly payments of principal and interest. We have the option to pay these monthly payments in cash or in shares of our common stock (so long as the closing price of the common stock is greater than $3.38 for ten trading days preceding the payment date). If we elect to pay in stock, we must issue to Laurus an amount of shares equivalent to the amount of the monthly payment due divided by $3.16. If we elect to pay in cash, we must pay 102% of the amount of the monthly payment due.

We may pay the monthly payment in shares of our common stock only so long as there is an effective registration statement on file covering the resale of such shares. We have the option to convert all or a portion of the outstanding principal of the note into shares of common stock if the closing price of the common stock is greater than $3.70 for ten consecutive trading days. However, the number of shares issued upon such conversion cannot exceed 30% of the aggregate dollar trading volume of the common stock for the 22 trading days immediately preceding the payment date. The investor has the option, at any time, to convert all or a portion of the note into shares of our common stock at $3.16 per share.

The note is secured by a blanket lien on substantially all of our assets pursuant to a security agreement executed by us in connection with the note. If an event of default occurs under the security agreement, Laurus has the right to accelerate payments under the note and to take possession of our assets, in addition to other remedies.

We also issued to Laurus Master Fund a warrant exercisable for 100,000 shares of common stock that is exercisable until March 11, 2011. The exercise price of the warrant is as follows: (i) $3.31 per share for the first 50,000 shares, $3.59 per share for the next 25,00 shares, and $3.88 per share for the remaining 25,000 shares. However, Laurus is not entitled to receive shares upon exercise of the warrant, upon payment of principal and interest or upon conversion of the promissory note if such receipt would cause Laurus to hold in excess of 4.99 % of the outstanding shares of our common stock on the date of issuance of such shares. In connection with this financing, we paid Laurus Capital Management, LLC, manager of the purchaser, a fee of $108,000, which represented 3.6% of the principal of the convertible note.

For services rendered in connection with this financing, pursuant to a retail/institutional engagement agreement, we issued to a finder a warrant to purchase 47,468 shares of our common stock at an exercise price of $3.16 per share. The warrant is exercisable for five years after the date of issuance. We also paid to the finder a fee of $150,000, representing 5% of the gross proceeds from this financing.

We filed a registration statement on Form S-2 covering the resale of the shares of common stock obtainable upon conversion of the note and exercise of the warrants held by Laurus and the finder, which registration statement has not yet been declared effective. If the registration statement is not declared effective on or before June 9, 2004, we are obligated to pay to Laurus as liquidated damages $30,000, representing 1% of the original principal amount of the note, for each 30 day period (pro-rated for partial periods) that the registration statement is not effective.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The discussion in this section contains certain statements of a forward-looking nature relating to future events or our future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this Report, and the matters set forth under the caption “Risk Factors” in our Form 10-KSB/A for the year ended December 31, 2003, which could cause actual results to vary from those indicated by such forward-looking statements.

Overview

We develop, design and market telecommunications products including Wireless Local Loop (WLL) subscriber terminals, and enhanced wireless devices such as fixed wireless telephones, wireless hybrid products and enhanced wireless devices. Our products are based on the Code Division Multiple Access (CDMA) standard, and are capable of providing voice, data, fax and broadband connectivity. We also perform engineering development services to our network operator-based customers.

Historically, we derived a majority of our revenue in the wireless market by providing engineering development services to our network operator-based customers for the engineering and development of CDMA-based solutions and applications. In addition, we were spending significant resources on the research and development of our own line of products.

The first quarter of fiscal 2004 marked a significant change in our operations. We began our transition from operating as a contract research and development organization to a manufacturer of branded products. In particular, we are focusing more energy and resources on the two product categories listed below:

•	Limited Mobility and Enhanced Fixed WLL Products. These products are dual-purpose products that serve both the traditional fixed WLL and emerging limited mobility and enhanced high-speed wireless data markets. This emerging category will also enable wireless receipt of voice, data and multimedia content. Most of the major CDMA carriers are upgrading to CDMA2000 1x providing data transmission speeds of up to 144Kbps, and in markets with CDMA2000 1xEV-DO, the data transmission speeds are up to 2.4Mbps. We believe these higher speeds will enable WLL terminals to compete with cable, DSL and fiber-optics offerings.

•	Hybrid Mobility Products. These products blend multiple technologies into a single, fully integrated handheld device. We are currently pursuing opportunities with carriers globally for strategic product development opportunities.

At the end of 2003, we commenced large scale product manufacturing with our Taiwan-based manufacturing partner, Wistron NeWeb. Wistron is larger than our previous suppliers and lends flexibility and scalability to our manufacturing operations. This new manufacturing arrangement will allow us to fulfill much larger purchase orders as we target large telephone and data carriers worldwide. We have recently entered into two large supply agreements. At the end of 2003, we entered into a $10 million agreement to supply TeleCard Limited of Pakistan with our low-cost WLL terminal models. In March, 2004, we completed our supply agreement with BellSouth International, Inc., whereby we will supply BellSouth and ten of its Latin American affiliates from Argentina, Chile, Colombia, Ecuador, Guatemala, Nicaragua, Panama, Peru, Uruguay and Venezuela with custom-configured models of our CDMA2000 1x advanced fixed wireless desktop phone terminals. BellSouth and its affiliates have agreed to minimum purchase commitments. The term of the supply agreement with BellSouth is for one year, which may be extended for an additional one year period at the sole discretion of BellSouth.

Comparisons of our results for the first quarter of 2004 to the first quarter of 2003 reflect our shift over the course of recent months from reliance on engineering services conducted for third parties, to the commencement of large-scale product manufacturing and sales. Our first quarter 2004 results include only two weeks of product shipments under our Bell South and TeleCard supply contracts.

The majority of our start-up requirements for deliveries under the Bell South and TeleCard supply contracts are complete, and we expect significant increases in our revenue for the remaining quarters in the fiscal year.

The shift in focus to our product business has led to increased research and development, and selling, general and administrative expenses. During the first quarter, we introduced two new products for the CDMA 450 Megahertz spectrum. Although the 450 Mhz spectrum is positioned throughout much of the world, it remains underutilized. We believe this makes it an attractive spectrum for supporting the introduction or expansion of wireless service in rural areas. We believe research and development expense and SG&A expense are now at the appropriate levels to fuel growth and manage our business. We expect significant revenue growth over the remainder of the fiscal year. As a result of this expected revenue growth, our operating expenses as a percentage of revenue are expected to decrease during the remainder of the year.

Recent Developments

In January 2004, our board of directors appointed David Morash as our Chief Operating Officer and in April 2004, he was also appointed as our President. Prior to joining our company, Mr. Morash was Executive Vice President and Chief Financial Officer of Remec, Inc., a public company which provides wireless infrastructure and electronic warfare equipment. Satoru Yukie has resigned as Vice Chairman of our board of directors and is no longer with the Company.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total net sales, the condensed consolidated statement of operations data for the three month periods ended March 31, 2004 and 2003:

	Three months ended March 31
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	80.6	37.3

Gross profit	19.4	62.7
Operating expenses:
Research and development	154.9	2.0
Selling, general and administrative	404.3	20.7

Total operating expenses	559.2	22.7

Income (loss) from operations	(539.8)	40.0
Total other income (loss)	(18.7)	3.3

Income (loss) before income taxes	(558.5)	43.3
Provision (benefit) for income taxes	(223.4)	18.7

Net income (loss)	(335.1)	24.6

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Net Revenue and Gross Profit

For the first quarter of 2004, revenues were $429,000 compared to $3.3 million for the first quarter of 2003; representing an 87% decrease from the previous year’s first quarter. This reduction in revenue was in line with previously announced management expectations, and was caused by our transition from operating as a contract research and development organization to a manufacturer of branded products for large telephone and data carriers worldwide. All of our revenues in the 2004 period were from product sales. In the first quarter of 2003, $435,000 of revenues were from sales of products, and $2.8 million of revenues were from engineering services for Verizon Communications, Inc. and another major telecommunications company under third-party contracts that were completed in 2003.

At the end of 2003, we commenced large scale product manufacturing with our Taiwan-based manufacturing partner, Wistron NeWeb. This new manufacturing arrangement will allow us to fulfill much larger purchase orders as we target large telephone and data carriers worldwide. We have recently entered into two large supply agreements. In March, 2004, we completed a supply agreement with BellSouth International, Inc. In February 2004, we entered into a supply agreement with TeleCard Limited of Pakistan. [insert description] Our first quarter 2004 results include only two weeks of product shipments under our BellSouth and TeleCard supply contracts. The majority of our start-up requirements for deliveries under the BellSouth and TeleCard supply contracts are complete, and we expect significant increases in our revenues from these contracts for the remaining quarters in the fiscal year. We also expect to enter into other contracts in the near term that will increase our revenues for the balance of 2004 and into 2005.

Gross profit decreased from 62.7% in the first quarter of 2003 to 19.4% in the first quarter of 2004. The majority of this decrease is due to the loss of revenue from engineering services, which carried low material content and high margins. In the first quarter of 2003, the engineering service gross profit was 76% contributing to the overall high margins for that quarter. Gross profit during the first quarter of 2004 also suffered from lower scale operations as we ramped up our supply arrangements. With increased production volumes expected in future quarters, we expect to take advantage of significant volume discounts within our supply chain, and improve our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased 155.1%, from $679,000 in the first quarter of 2003 to $1.7 million in the first quarter of 2004, Furthermore, SG&A as a percentage of sales increased from 20.7% in the first quarter of 2003 to 404.3% in the first quarter of 2004. This increase in SG&A is primarily attributed to the increase in the number of employees included in SG&A, increased wages and benefits, increased legal and outside consulting fees, and the write-down of impaired goodwill of approximately $137,000. We believe SG&A expenses will remain constant on an absolute basis and significantly decrease as a percentage of revenue, during the remainder of the year, as our expected revenue volumes will allow us to better absorb these expenses.

Research and Development Expenses

Research and development expenses (R&D) increased from $65,000 in the first quarter of 2003 to $664,000 in the first quarter of 2004. As a percentage of revenue, this increase in R&D expenses represents an increase from 2.0% in the first quarter of 2003 to 154.9% in the first quarter of 2004. Much of this variance is due to the shift from engineering revenue to product revenue. In the first quarter of 2003, the majority of our engineering expense ($669,000) was recorded to cost of sales for work performed from our engineering service business. In the first quarter of 2004, the entire engineering base was dedicated to the development and implementation of our own Axesstel products. Management believes that this additional investment in research and development is necessary at this point in order to capture a larger market share and produce the highest quality CDMA wireless products. We believe R&D expenses will continue at these current levels during the remainder of the year.

Other Income (expense)

We had $110,000 in other income for the first quarter of 2003 compared to $85,000 of other expense in the first quarter of 2004. The shift was primarily the result of increased interest charges and transaction costs related to our financings during the first quarter of 2004.

Provision (benefit) for income taxes

In the first quarter of 2003 income tax expense was $613,000 compared to a benefit of $957,000 in the first quarter of 2004. The shift was directly related to our loss before income taxes in the 2004 period of $2.4 million, compared to income before income taxes of $1.4 million in the 2003 period.

Liquidity and Capital Resources

At March 31, 2004, we had negative working capital of $0.3 million compared to negative working capital of $3.3 million at December 31, 2003. The increase in working capital reflected net cash from financing activities of $4.1 million and a reduction in accounts receivable of $1.2 million, offset by our net loss of $1.4 million, a decrease in accounts payable of $0.7 million, and $0.4 million of cash used in investing activities, which included equipment purchases and capitalized software development costs.

During the first three months in 2004, the expected low revenue and corresponding net income loss resulted in a net cash usage in operations of $1.1 million. Additional investment activity for equipment and software development created an additional outflow of $0.4 million. We forecasted this outflow of cash in the first quarter as we transitioned away from our reliance on our engineering development services business to introduce our branded products in the marketplace. We generated cash of $4.1 million in the quarter from our financing activities to support this transition.

During the first three months of 2003, cash flows generated through operations helped us fund investment in equipment and the development of our software. Net cash provided from operations totaled $1.0 million, while the outflow of cash used in investing activities totaled $1.2 million.

Our current plans indicate that we will require approximately $2 million in additional capital to fund our operations until our operations become self-funding, which is expected to occur during the third quarter of 2004. The availability of additional capital will depend on a number of factors, some of which are outside our control. These include general market conditions, conditions in the private equity markets where we have historically raised capital, the then-current market price of our common stock, our ability to enter into major contracts for the sale of our products, and our perceived future prospects.

Our ability to raise capital could also be affected by any of the risks affecting our business discussed under the heading “ Risk Factors” in our Form 10-KSB/A for the year ended December 31, 2003.

We sold debt instruments described below to fund our business and we currently have a significant amount of debt outstanding. Our level of debt could significantly affect our business by: (i) making it more difficult for us to satisfy our obligations, including making scheduled interest payments under our debt obligations, (ii) limiting our ability to obtain additional financing; (iii) increasing our vulnerability to generally adverse economic conditions, including changes in interest rates; (iv) requiring us to dedicate a portion of our cash flow from operations to payments of debt, thereby reducing the availability of our cash flow for other purposes, and (v) limiting our flexibility.

The $3 million secured convertible promissory note and related documents with Laurus Master Fund, Ltd. (described below) require the prior written consent of Laurus to (i) directly or indirectly declare or pay any dividends, other than dividends with respect to our preferred stock; (ii) liquidate, dissolve or effect a material reorganization; (iii) materially alter or change the scope of our business; or (iv) make investments in, make any loans or advances to, or transfer assets to, any of our subsidiaries, other than in the ordinary course of business, or encumber our assets. These covenants apply so long as at least 25% of the principal amount of the note remains outstanding.

Sale of $1,000,000 Unsecured Convertible Term Note

In January 2004, we completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1 million to North American Venture Fund II, L.P., an accredited investor. Interest accrues on the note at the rate of 3% above prime, subject to certain adjustments. In no event will the interest rate be lower than 7% or greater than 10%. The principal and accrued interest due under the note are convertible by the North American into shares of our common stock at a conversion price of $2.00 per share. All unpaid principal and accrued interest, if not sooner converted, is due on January 8, 2005.

We filed a registration statement on Form S-2 covering the resale of the shares of common stock obtainable upon the conversion of the note, which registration statement has not yet been declared effective.

Sale of 1,360,000 Shares of Common Stock and Warrants to Purchase 1,632,000 Shares of Common Stock

In January 2004, we sold to seven accredited investors in a private placement an aggregate of 1,360,000 shares of our common stock at a price of $2.00 per share for gross proceeds of $2,720,000. In connection with the private placement, we also issued to the investors warrants to purchase an aggregate of 1,632,000 shares of our common stock. 1,360,000 of these warrants have an exercise price of $1.00 per share and are exercisable until July 8, 2004. The other 272,000 warrants have an exercise price of $2.00 per share, subject to an increase to $3.30 per share upon the completion of certain milestones, and are exercisable beginning on the first date on which the achievement of the milestones can be determined and expire 18 months after that date.

For services rendered in connection with this financing, pursuant to an advisor agreement, we agreed to issue to a finder a total of 150,000 shares of our common stock. We issued 50,000 shares to the finder in January 2004, and we agreed to issue to the finder an additional 50,000 shares in each of January 2005 and January 2006. We also paid to the finder a fee of $136,000, representing 5% of the gross proceeds in this financing.

We filed a registration statement on Form S-2 covering the resale of the shares of common stock issued and obtainable upon the exercise of the warrants, which registration statement has not yet been declared effective.

Sale of $3,000,000 Secured Convertible Term Note

In March 2004, we completed the sale and issuance of a $3 million secured convertible promissory note to Laurus Master Fund, Ltd., an accredited investor, pursuant to a securities purchase agreement. Interest accrues on the note at a rate of 3% above prime, subject to certain adjustments. In no event will the interest rate on the note be lower than 7% or greater than 10%.

Under the terms of the note, we are obligated to make monthly payments of principal and interest. We have the option to pay these monthly payments in cash or in shares of our common stock (so long as the closing price of the common stock is greater than $3.38 for ten trading days preceding the payment date). If we elect to pay in stock, we must issue to Laurus an amount of shares equivalent to the amount of the monthly payment due divided by $3.16. If we elect to pay in cash, we must pay 102% of the amount of the monthly payment due.

We may pay the monthly payment in shares of our common stock only so long as there is an effective registration statement on file covering the resale of such shares. We have the option to convert all or a portion of the outstanding principal of the note into shares of common stock if the closing price of the common stock is greater than $3.70 for ten consecutive trading days. However, the number of shares issued upon such conversion cannot exceed 30% of the aggregate dollar trading volume of the common stock for the 22 trading days immediately preceding the payment date. The investor has the option, at any time, to convert all or a portion of the note into shares of our common stock at $3.16 per share.

The note is secured by a blanket lien on substantially all of our assets pursuant to a security agreement executed by us in connection with the note. If an event of default occurs under the security agreement, Laurus has the right to accelerate payments under the note and to take possession of our assets, in addition to other remedies.

We also issued to Laurus Master Fund a warrant exercisable for 100,000 shares of common stock that is exercisable until March 11, 2011. The exercise price of the warrant is as follows: (i) $3.31 per share for the first 50,000 shares, $3.59 per share for the next 25,00 shares, and $3.88 per share for the remaining 25,000 shares. However, Laurus is not entitled to receive shares upon exercise of the warrant, upon payment of principal and interest or upon conversion of the promissory note if such receipt would cause Laurus to hold in excess of 4.99 % of the outstanding shares of our common stock on the date of issuance of such shares. In connection with this financing, we paid Laurus Capital Management, LLC, manager of the purchaser, a fee of $108,000, which represented 3.6% of the principal of the convertible note.

For services rendered in connection with this financing, pursuant to a retail/institutional engagement agreement, we issued to a finder a warrant to purchase 47,468 shares of our common stock at an exercise price of $3.16 per share. The warrant is exercisable for five years after the date of issuance. We also paid to the finder a fee of $150,000, representing 5% of the gross proceeds from this financing.

We filed a registration statement on Form S-2 covering the resale of the shares of common stock obtainable upon conversion of the note and exercise of the warrants held by Laurus and the finder, which registration statement has not yet been declared effective. If the registration statement is not declared effective on or before June 9, 2004, we are obligated to pay to Laurus as liquidated damages $30,000, representing 1% of the original principal amount of the note, for each 30 day period (pro-rated for partial periods) that the registration statement is not effective.

Critical Accounting Policies

During the first quarter of 2004, there were no material changes to our critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions.

ITEM 3.	CONTROLS AND PROCEDURES

(a) Disclosure Controls And Procedures. We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective in ensuring that material information relating to the Company, including consolidated subsidiaries, is made known to them by others within those entities.

(b) Changes In Internal Controls Over Financial Reporting. No significant changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter.

(c) Limitations On Disclosure Controls And Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Sale of $1,000,000 Unsecured Convertible Term Note

In January 2004, we completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1 million to North American Venture Fund II, L.P., an accredited investor. Interest accrues on the note at the rate of 3% above prime, subject to certain adjustments. In no event will the interest rate be lower than 7% or greater than 10%. The principal and accrued interest due under the note are convertible by the North American into shares of our common stock at a conversion price of $2.00 per share. All unpaid principal and accrued interest, if not sooner converted, is due on January 8, 2005.

We determined that North American was an accredited investor and we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, and Regulation D, Rule 506 promulgated thereunder. We filed a registration statement on Form S-2 covering the resale of the shares of common stock obtainable upon the conversion of the note, which registration statement has not yet been declared effective.

Sale of 1,360,000 Shares of Common Stock and Warrants to Purchase 1,632,000 Shares of Common Stock

In January 2004, we sold to seven accredited investors in a private placement an aggregate of 1,360,000 shares of our common stock at a price of $2.00 per share for gross proceeds of $2,720,000. In connection with the private placement, we also issued to the investors warrants to purchase an aggregate of 1,632,000 shares of our common stock. 1,360,000 of these warrants have an exercise price of $1.00 per share and are exercisable until July 8, 2004. The other 272,000 warrants have an exercise price of $2.00 per share, subject to an increase to $3.30 per share upon the completion of certain milestones, and are exercisable beginning on the first date on which the achievement of the milestones can be determined and expire 18 months after that date.

For services rendered in connection with this financing, pursuant to an advisor agreement, we agreed to issue to a finder a total of 150,000 shares of our common stock. We issued 50,000 shares to the finder in January 2004, and we agreed to issue to the finder an additional 50,000 shares in each of January 2005 and January 2006. We also paid to the finder a fee of $136,000, representing 5% of the gross proceeds in this financing.

We determined that the finder and each of the investors that purchased the shares and the warrants in this financing were accredited investors, and we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, and Regulation D, Rule 506 promulgated thereunder.

We filed a registration statement on Form S-2 covering the resale of the shares of common stock issued and obtainable upon the exercise of the warrants, which registration statement has not yet been declared effective.

Sale of $3,000,000 Secured Convertible Term Note

In March 2004, we completed the sale and issuance of a $3 million secured convertible promissory note to Laurus Master Fund, Ltd., an accredited investor, pursuant to a securities purchase agreement. Interest accrues on the note at a rate of 3% above prime, subject to certain adjustments. In no event will the interest rate on the note be lower than 7% or greater than 10%.

Under the terms of the note, we are obligated to make monthly payments of principal and interest. We have the option to pay these monthly payments in cash or in shares of our common stock (so long as the closing price of the common stock is greater than $3.38 for ten trading days preceding the payment date). If we elect to pay in stock, we must issue to Laurus an amount of shares equivalent to the amount of the monthly payment due divided by $3.16. If we elect to pay in cash, we must pay 102% of the amount of the monthly payment due.

We may pay the monthly payment in shares of our common stock only so long as there is an effective registration statement on file covering the resale of such shares. We have the option to convert all or a portion of the outstanding principal of the note into shares of common stock if the closing price of the common stock is greater than $3.70 for ten consecutive trading days. However, the number of shares issued upon such conversion cannot exceed 30% of the aggregate dollar trading volume of the common stock for the 22 trading days immediately preceding the payment date. The investor has the option, at any time, to convert all or a portion of the note into shares of our common stock at $3.16 per share.

The note is secured by a blanket lien on substantially all of our assets pursuant to a security agreement executed by us in connection with the note. If an event of default occurs under the security agreement, Laurus has the right to accelerate payments under the note and to take possession of our assets, in addition to other remedies.

We also issued to Laurus Master Fund a warrant exercisable for 100,000 shares of common stock that is exercisable until March 11, 2011. The exercise price of the warrant is as follows: (i) $3.31 per share for the first 50,000 shares, $3.59 per share for the next 25,00 shares, and $3.88 per share for the remaining 25,000 shares. However, Laurus is not entitled to receive shares upon exercise of the warrant, upon payment of principal and interest or upon conversion of the promissory note if such receipt would cause Laurus to hold in excess of 4.99 % of the outstanding shares of our common stock on the date of issuance of such shares. In connection with this financing, we paid Laurus Capital Management, LLC, manager of the purchaser, a fee of $108,000, which represented 3.6% of the principal of the convertible note.

For services rendered in connection with this financing, pursuant to a retail/institutional engagement agreement, we issued to a finder a warrant to purchase 47,468 shares of our common stock at an exercise price of $3.16 per share. The warrant is exercisable for five years after the date of issuance. We also paid to the finder a fee of $150,000, representing 5% of the gross proceeds from this financing.

We determined that Laurus and the finder were accredited investors and we relied on the exemption provided by Section 4(2) of the Securities Act and Regulation D, Rule 506 thereunder.

We filed a registration statement on Form S-2 covering the resale of the shares of common stock obtainable upon conversion of the note and exercise of the warrants held by Laurus and the finder, which registration statement has not yet been declared effective. If the registration statement is not declared effective on or before June 9, 2004, we are obligated to pay to Laurus as liquidated damages $30,000, representing 1% of the original principal amount of the note, for each 30 day period (pro-rated for partial periods) that the registration statement is not effective.

Issuance of Options and Shares of Common Stock to Employees

During the first quarter of 2004, we issued to certain of our employees a total of 30,200 shares of our common stock and options to purchase 773,000 shares of our common stock. The exercises price of the options range from $2.15 per share to $2.80 per share. The options vest quarterly in equal installments over a period of three years and expire ten years after the date of issuance.

The issuances of the shares and options were made in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 5.	OTHER INFORMATION

Director Nomination Process

In May 2004, our board of directors established a nominating and governance committee composed of three independent directors (as defined in applicable rules and regulations of the Securities and Exchange Commission and the American Stock Exchange listing standards) to (i) identify qualified nominees for election as directors, (ii) recommend the persons to be nominated by our board of directors for election as directors at the annual meeting of stockholder, (iii) regularly review and advise our board of directors with respect to corporate governance principles and policies and (iv) oversee the annual evaluation of the effectiveness of the board of directors. The committee operates under the Nominating and Governance Committee Charter, which among other responsibilities, requires the committee to (a) establish and oversee a policy for considering stockholder nominees for directors, and develop the procedures that must be followed by stockholders in submitting recommendations, and (b) establish and oversee a procedure for stockholders to communicate with the board of directors. The committee is in the process of establishing those policies and procedures.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description of Document

10.1(1)	Convertible Note Purchase Agreement made and entered into as of January 8, 2004, by and among the registrant, North American Venture Fund II, L.P., Mike H.P. Kwon and Satoru Yukie

10.2	Convertible Term Note issued January 8, 2004, by the registrant to North America Venture Fund II, L.P.*

10.3(1)	Common Stock and Warrant Purchase Agreement made and entered into as of January 8, 2004, by and among the registrant, the parties listed on the Schedule of Investors attached thereto as Exhibit A, Mike H.P. Kwon and Satoru Yukie

10.4	Form of Common Stock Purchase Warrant, exercise price $1.00, dated January 8, 2004*

10.5	Form of Common Stock Purchase Warrant, exercise price $2.00 subject to adjustment, dated January 8, 2004*

10.6(2)	Securities Purchase Agreement made and entered as of March 16, 2004, by and between the registrant and Laurus Master Fund, Ltd.

10.7	Convertible Term Note issued March 16, 2004 by the registrant to Laurus Master Fund, Ltd.*

10.8	Security Agreement made and entered into as of March 12, 2004, by and among the registrant and Laurus Master Fund, Ltd.*

10.9	Common Stock Purchase Warrant issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd.*

10.10	Registration Rights Agreement made and entered into as March 11, 2004, by and among the registrant and Laurus Master Fund, Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

(1)	Incorporated by reference to the exhibits filed with Form 8-K on January 22, 2004.

(2)	Incorporated by reference to the exhibits filed with Form 8-K on March 25, 2004.

(b)	Reports on Form 8-K

On January 8, 2003, we filed a Form 8-K containing disclosure in Item 5. On March 25, 2003, we furnished a Form 8-K containing disclosure in Item 12. On March 25, 2003, we filed a Form 8-K containing disclosure in Item 5.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2004

AXESSTEL, INC., a Delaware corporation

By	/s/ MIKE HP KWON

Mike HP Kwon
Chief Executive Officer

Exhibit Index

Exhibit Number	Description of Document

10.1(1)	Convertible Note Purchase Agreement made and entered into as of January 8, 2004, by and among the registrant, North American Venture Fund II, L.P., Mike H.P. Kwon and Satoru Yukie.

10.2	Convertible Term Note issued January 8, 2004, by the registrant to North America Venture Fund II, L.P.*

10.3(1)	Common Stock and Warrant Purchase Agreement made and entered into as of January 8, 2004, by and among the registrant, the parties listed on the Schedule of Investors attached thereto as Exhibit A, Mike H.P. Kwon and Satoru Yukie

10.4	Form of Common Stock Purchase Warrant, exercise price $1.00, dated January 8, 2004*

10.5	Form of Common Stock Purchase Warrant, exercise price $2.00 subject to adjustment, dated January 8, 2004*

10.6(2)	Securities Purchase Agreement made and entered as of March 16, 2004, by and between the registrant and Laurus Master Fund, Ltd.

10.7	Convertible Term Note issued March 16, 2004 by the registrant to Laurus Master Fund, Ltd.*

10.8	Security Agreement made and entered into as of March 12, 2004, by and among the registrant and Laurus Master Fund, Ltd.*

10.9	Common Stock Purchase Warrant issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd.*

10.10	Registration Rights Agreement made and entered into as March 11, 2004, by and among the registrant and Laurus Master Fund, Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

(1)	Incorporated by reference to the exhibits filed with Form 8-K on January 22, 2004.

(2)	Incorporated by reference to the exhibits filed with Form 8-K on March 25, 2004.