Form 10KSB/A
period 2003-12-31
AXESSTEL INC
filed 2004-08-16
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

AXESSTEL, INC.

(name of small business issuer as specified in its charter)

Nevada	001-32160	91-1982205
State of Incorporation	Commission File Number	IRS Employer Identification Number

6815 Flanders Drive, Suite 210, San Diego, California 92121

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

As of August 2, 2004, there were 8,179,451 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):

☐  Yes    ☒  No

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A (i) amends and adds disclosure to Items 1-3 in Part I and Items 5-8 in Part II; (ii) amends and adds disclosure for Items 9-12 and 14 of Part III, which disclosures were previously incorporated in Form 10-KSB by reference to the Company’s definitive proxy statement filed April 21, 2004; (iii) amends Item 13 in Part III, and adds and amends certain exhibits referred to therein, and (iv) includes an updated report on controls and procedures in Item 8A of Part II. No revisions have been made to the audited Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity (Deficit) or Consolidated Statements of Cash Flow included herein. Except for (a) the cover page and (b) disclosure in Item 8A concerning management’s evaluation of disclosure controls and procedures, this report does not reflect any events or circumstances occurring after March 30, 2004 (the original filing date of the Company’s Form 10-KSB for the year ended December 31, 2003) with respect to Parts I and II and Item 13 of Part III, or after April 21, 2004 (the filing date of the Company’s definitive proxy statement incorporated by reference in the original Form 10-KSB) with respect to Items 9-12 and 14 of Part III.

Except where the context otherwise requires, all references in this Registration to (a) the “Registrant”, the “Company”, “Axesstel”, “we” or “our” refer to Axesstel, Inc., a Nevada corporation, (b) the “Web” refer to the World Wide Web.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Structure.

Axesstel, Inc., a California corporation (“Axesstel California”), was founded by Mike HP Kwon. Axesstel California was incorporated in California in July, 2000 and since its inception has focused on developing, designing, manufacturing and marketing carrier-grade subscriber terminals such as fixed wireless telephones, wireless hybrid products and enhanced wireless devices for the telecommunications market, as well as the performance of engineering services to network operator-based customers.

On August 31, 2002, Axesstel California was acquired by Miracom Industries, Inc., a Nevada corporation (“Miracom”), pursuant to a Corporate Combination Agreement under which Miracom issued to the former shareholders of Axesstel California approximately 5.6 million shares of our common stock in exchange for the assignment of approximately 98% of the issued and outstanding capital stock of Axesstel California (at an exchange rate of .302591758 shares of common stock for one share of Axesstel California common stock). In connection with this acquisition, Miracom also assumed all of Axesstel California’s outstanding options and warrants, which were adjusted in accordance with the exchange ratio. Miracom assumed options exercisable for 2,068,959 shares of stock and warrants exercisable for 2,333,038 shares of stock.

Immediately prior to the acquisition, Miracom effectuated a one-for-twenty nine reverse stock split of its outstanding shares of common stock; and as a result, the former shareholders of Axesstel California held approximately 95% of Miracom’s common stock after the issuance of shares in the acquisition. In September 2002, Miracom changed its name to Axesstel, Inc. and adopted the business plan of Axesstel California as its exclusive business. At the time of the acquisition, Mr. Kwon owned 41.9% of the outstanding shares of Axesstel California. TBK, ADDCOM, and Qualcomm, Inc. were also principal stockholders of Axesstel California, owning 13.1%, 10.9% and 10.9%, respectively, of the outstanding shares of Axesstel California at that time.

Axesstel California established Axesstel Korea, a wholly-owned subsidiary corporation organized under the laws of Korea in July 2000 and established a branch office in Korea in July 2002 to engage in research and development activities and to outsource the manufacture of telecommunications products and parts.

In December 2002, in order to accelerate technology development and productivity, we acquired Entatel, Ltd., a Korea-based company, mainly engaged in developing, manufacturing and selling telecommunication products pursuant to a stock purchase agreement. The agreement was consummated in early 2003. In April 2003, Entatel was re-named Axesstel R&D Center, Ltd.

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

From San Diego, Axesstel directs its global partners and business activities. Axesstel’s products are based upon Qualcomm’s Code Division Multiple Access, or CDMA, technology, which allows Axesstel to focus its sales resources and efforts exclusively on CDMA operators worldwide. The territories currently targeted by Axesstel include North America, Latin America, the Caribbean, Africa, Eastern Europe, and Asia (with particular emphasis on India, Pakistan and China).

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

Marketing Strategy.

We believe that Axesstel is the only manufacturer focused exclusively on WLL CDMA products in North America which has full in-house engineering (from design through development and certification) and is a QUALCOMM CDMA licensee.

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

Customers.

Critical to Axesstel’s strategy and long-term success is its customer base. Axesstel focused in 2003 on developing large anchor accounts and plans to expand those activities in 2004. We believe CDMA is becoming the standard for fixed wireless and WLL applications especially in green-field operations and developing regions of the world where WLL is essential to basic telephony access. In the year ended December 31, 2003, two customers accounted for an aggregate of 75% of our net sales. However, due to a shift in our business focus towards WLL, we anticipate that the percentage of our revenues from these customers will decrease significantly. Our new customers related to the WLL business are expected to be limited to a few telecommunications carriers, so our dependence on a limited number of customers is expected to continue.

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

Intellectual Property.

We operate in an industry where innovations, investment in new ideas and protection of resulting intellectual property rights are important to success. We rely on a variety of intellectual property protections for our products and technologies, including patent, copyright, trademark and trade secret laws, and contractual obligations, and we pursue a policy of vigorously enforcing such rights. In 2003, we filed five non-provisional applications and four additional provisional patents and we will continue to apply for intellectual property protection and licensing opportunities as appropriate.

In November 2000, Axesstel California entered into a Subscriber Unit License Agreement with Qualcomm Incorporated whereby Axesstel California was granted a worldwide nonexclusive license to Qualcomm’s Code Division Multiple Access (CDMA) technology to make, sell and lease (a) CDMA telephones solely for WLL applications or (b) CDMA modem cards for wireless applications. In addition to the license fees paid to Qualcomm, Qualcomm was granted shares of common stock pursuant to this License Agreement (which were exchanged for 605,183 shares of our common stock upon our acquisition of Axesstel California). The License Agreement may be terminated by Qualcomm upon an uncured material breach of the License Agreement by us.

Our policy is to enter into nondisclosure agreements with each employee and consultant or third party to whom any of our proprietary information is disclosed. These agreements prohibit the disclosure of confidential information to others, both during and subsequent to employment or the duration of the working relationship. These agreements could however be breached and we may not have adequate remedies for any breach. Our procedures for protecting trade secrets may not prevent them from becoming known or independently developed by competitors.

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

Currently, some of our largest potential markets are developing countries and regions where the demand for basic telephone service has started to grow significantly only in recent years, such as India, Pakistan, China, Central and South America, Eastern Europe and North Africa. In these countries and regions, the relatively low cost of developing and constructing wireless communications infrastructure as compared to traditional wireline infrastructure may make wireless an attractive alternative to wireline. Our success depends to a large extent on the continued growth and increased availability of cellular and other wireless telecommunications services in these countries and regions and the availability of such services at competitive prices.

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

Sales of our products depend on the growth of the cellular fixed wireless telecommunications industry in general and increased demand for Cellular Fixed Wireless products worldwide. Based upon observed trends, we believe that the market for Cellular Fixed Wireless terminals and cellular desktop phones (collectively “Fixed Wireless Terminals” or “FWTs”) will experience substantial growth over the next five years. We have identified significant growth opportunities in India, Pakistan, China, Central and South America, Eastern Europe and North Africa. Each of these markets will develop at a different pace, and the sales cycle for these regions are likely to be several months or quarters.

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

The market for cellular fixed wireless products is extremely competitive, and we may not be able to successfully compete with other companies already in the market and new companies that enter the market. The major national and international companies in this market are:

•	Telular Corporation;

•	Westech Korea, Inc.; and

•	LG Electronics.

Many of our competitors have greater resources than us in many areas critical to succeeding in the industry, including:

•	financial resources;

•	manufacturing capabilities;

•	name recognition;

•	research and development capabilities;

•	technical expertise;

•	sales and marketing staffs; and

•	distribution channels.

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

Accordingly, we may not have adequate funds to cover our expenses. If this were the case, we would need to find other financing sources to provide the necessary funds, such as public or private sales of our equity or debt securities. We cannot assure you that if we needed additional funds we would be able to obtain them on terms we find acceptable. If we could not obtain the necessary financing we would be forced to cut back operations, which might include the scaling back or elimination of research and development programs.

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

Our operating results may fluctuate greatly from quarter to quarter, which may cause the price of our common stock to be volatile.

Our quarterly operating results may fluctuate greatly due to numerous factors, including:

•	our anticipated reliance on large volume orders from only a few customers for most of our product sales;

•	variations in our distribution channels;

•	the mix of products we sell;

•	general economic conditions in our target markets;

•	the timing of final product approvals from any major distributor or end user;

•	the timing of orders from and shipments to major customers;

•	the timing of new product introductions by us or our competitors;

•	changes in the pricing policies of our suppliers;

•	the availability and cost to us of the raw materials and components for our products;

•	the timing of personnel hirings;

•	market acceptance of our new products or enhanced versions of our existing products; and

•	our customers’ ability to obtain letters of credit to support orders.

These quarterly fluctuations may cause volatility in the price of our common stock.

Technology changes rapidly in our industry and our future success will depend on our ability to keep pace with these changes and meet the needs of our customers.

The telecommunications equipment industry is characterized by rapid technological advances, evolving industry standards, changing customer needs and frequent new product introductions and enhancements. The fixed wireless telecommunications industry also is experiencing significant technological change. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and technology obsolete and unmarketable.

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

For us to be competitive, we must continue to dedicate substantial resources to research and development of new products and enhancements of current and future products. We cannot assure you that we will have sufficient resources to fund the necessary research and development or that our research and development efforts will be successful.

We may face litigation that could significantly damage our business and financial condition.

In the telecommunications equipment and other high technology industries, litigation increasingly has been used as a competitive tactic by both established companies seeking to protect their position in the market and by emerging companies attempting to gain access to the market. In this type of litigation, complaints may be filed on various grounds, such as antitrust, breach of contract, trade secret, copyright or patent infringement, patent or copyright invalidity, and unfair business practices. If we are required to defend ourselves against one or more of these claims, whether or not they have any merit, we are likely to incur substantial expense and management’s attention will be diverted from operations. This type of litigation also may cause confusion in the market and make our licensees and distributors reluctant to commit resources to our products. Any of these effects could have a significant negative impact on our business and financial condition.

In order to succeed we must develop markets for our products and we may be unable to do so.

Our ability to achieve profitability depends on our ability to develop both domestic and international markets for our products and on our ability to gain acceptance of our products by these markets. To date, we have only been able to devote limited resources towards our sales and marketing efforts. We cannot assure you that we will be able to devote additional resources to sales and marketing or that we can develop adequate markets or generate enough sales to achieve and sustain profitability.

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

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies. As a result, certain key parts, such as chipsets, may be available only from a single supplier or a limited number of suppliers. On occasion, we have experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key suppliers, which limits our ability to manufacture our products. Our results of operations may be materially and adversely impacted if we cannot obtain sufficient parts to meet our requirements in a timely and cost effective manner. We presently are experiencing a delay in receiving the necessary chips from Qualcomm because of the excess of demand over supply Qualcomm is experiencing. This is reducing and may continue to reduce our ability to meet customer demand for our product, potentially leading them to buy from other suppliers.

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

If customers place orders to purchase customized products and are unable to complete the purchase, we may carry inventory which we are unable to sell.

In order to increase our sales, it may be necessary to customize our products for certain of our customers. The customization of our products may result in completed products which are inoperable for or undesirable to other customers. Due to the financial and other resource limitations to which our targeted customers may be subject, there is a risk that our orders may be cancelled without receipt of payment. If after a product is customized for a customer the order is cancelled, we may be unable to sell the customized product from our inventory and our revenues and results of operations may be adversely affected.

We operate in developing markets, which may subject us to volatile conditions not present in the United States.

Developing countries and regions are some of our largest potential markets. As we expand our operations in these countries, our business and performance could be negatively affected by a variety of factors and conditions that businesses operating in the United States generally do not contend with, such as:

•	foreign currency exchange fluctuations and instability of foreign currencies;

•	varying foreign governmental regulations and regulatory authority requirements;

•	political or economic instability and volatility in particular countries or regions;

•	limited protection for intellectual property;

•	difficulties in staffing and managing international operations; and

•	difficulties in collecting accounts receivable.

Our business has been exposed to risks due to civil and political unrest in third world countries such as Haiti. If civil and political conditions in Haiti worsen, or if instability develops in other countries within our geographic focus, our operations and financial condition could be negatively affected. In addition, we have been exposed to and our business has been negatively affected by, foreign currency fluctuations to which our customers have been subject. However, as our international operations grow, foreign exchange fluctuations and foreign currency inflation may pose greater risks for us and we may be required to develop and implement additional strategies to manage these risks. If we are not successful in managing these risks, our business and financial condition could be seriously harmed.

We depend on attracting and retaining skilled employees, which may be difficult due to the competitive employment market.

If we lose any of our key, highly skilled technical, managerial and marketing personnel due to the intense competition in the technology industry, our operations may suffer. As a result, our future success depends in part on our ability to identify, attract, retain and motivate such personnel. In particular, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications to support our rapid growth and expansion. Competition for qualified engineers is intense, especially in San Diego where our headquarters are located. Engineers are attracted towards opportunities to work on the newest technologies. If we are unable to provide such opportunities, or if we lose the services of a significant number of our engineers and we cannot hire and integrate additional engineers, it could disrupt our ability to develop our products and implement our business strategy.

Sales of common stock issuable on the exercise of outstanding options and warrants may depress the price of the common stock.

As of December 31, 2003, there were options and warrants granted to our employees, directors and consultants to purchase approximately 6.2 million shares of the Company’s common stock, of which options and warrants for approximately 5.4 million shares were exercisable at that time. The exercise prices for the exercisable options and warrants range from $.07 to $3.50 per share, with a weighted average exercise price of $0.40. Options to purchase the remaining approximately 800,000 shares will become exercisable over the next three years. The exercise prices for the options that are not yet exercisable have a weighted average exercise price of $1.45. In the future we may issue additional shares of common stock, convertible securities, options and warrants. The issuance of shares of common stock issuable upon the exercise of convertible securities, options or warrants could cause substantial dilution to holders of common stock. It also could negatively affect the terms on which we could obtain equity financing.

There is a limited public market for our common stock. As a result, our stockholders may be unable to readily sell their common stock or may experience higher transaction costs resulting from pricing inefficiencies.

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

Since our common stock is listed on the OTC Electronic Bulletin Board, which can be a volatile market, our investors may realize a loss on the disposition of their shares.

Our common stock is quoted on the OTC Electronic Bulletin Board, which is a more limited trading market than the Nasdaq SmallCap Market. Timely and accurate quotations of the price of our common stock may not always be available and trading volume in this market is relatively small. Consequently, the activity of trading only a few shares may affect the market and result in wide swings in price and in volume. The price of our common stock may fall below the price at which an investor purchased shares, and an investor may receive less than the amount invested if the investor sells its shares. Our shares of common stock may be subject to sudden and large falls in value, and an investor could experience the loss of the investor’s entire investment.

If the market price of our common stock continues to be volatile, the value of our stock may decline.

The market price of our common stock has been, and may continue to be, volatile, which means the value of your Axesstel stock may fluctuate. Factors that are difficult to predict and which contribute to volatility and may have other significant impacts on the market price of our common stock include:

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

ITEM 2. DESCRIPTION OF PROPERTY

We own no real property. The following is a summary of our property and related lease obligations:

Axesstel entered into a 60-month lease contract (from December 1, 2002 to November 30, 2006) for approximately 5,500 square feet of office space located at 6305 Lusk Blvd., San Diego, CA 92121 with Stanley R. and Elise C. Smith Trust on October 15, 2001. The security deposit was $9,400. The monthly payment for 2003 was $9,682 which was subsequently adjusted to $9,972 beginning December 2003.

Axesstel also entered into additional sublease agreement with Intel Corporation for approximately 2,600 square feet of office space located at 15373 Innovation Drive, Suite 200, San Diego, CA 92128. The lease is from November 5, 2003 to August 31, 2004. The monthly payment is $3,886.

Axesstel amended the lease in its Seoul offices as of February 11, 2003. Axesstel entered into a contract to lease approximately 17,000 square feet of office space located at Ace Techno Tower 5-Cha, Suite # 706, 707, 708, 709, and 710 with Nasco, Inc. for two years (until February 10, 2005). The security deposit was approximately $140,000 with monthly payments of approximately $14,000.

Each of our facilities are covered by appropriate levels of insurance and we believe them to be suitable for their respective uses and adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending or, to our knowledge, threatened as of March 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Through December 31, 2003, the Company’s common stock has traded on the over-the-counter electronic bulletin board in the United States, under the trading symbol “AXES”. Trading volume and high/low/bid prices for the past two years are disclosed in the following table, as reported by Yahoo Finance. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

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

The Company has not declared any dividends on its common stock since its incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the company is to retain future earnings for use in its operations and expansion of its business.

Common Stock-2003 Activity

In May 2003, the Company issued 92,500 shares of the Company’s common stock at the price of $2.00 per share to accredited individuals and entities for cash totaling $185,000. This issuance was made in reliance on Section 4(2) of the Securities Act.

In May 2003, the Company issued 300,000 shares (total value: $675,000) of the Company’s common stock for the acquisition of one hundred percent of the issued and outstanding capital stock of Entatel, pursuant to a Stock Purchase Agreement made in December 2002. This issuance was made in reliance on Section 4(2) of the Securities Act.

In June 2003, the Company issued 100,000 shares of its common stock valued at $3.00 per share to an employee. This issuance was made in reliance on Section 4(2) of the Securities Act.

In November 2003, the Company issued 9,622 shares of the Company’s common stock valued at $3.50 per share in connection with a settlement agreement with a consultant for consulting services rendered. This issuance was made in reliance on Section 4(2) of the Securities Act.

In November 2003, the Company issued a total of 19,230 shares of its common stock to two employees valued at $1.30 per share. This issuance was made in reliance on Section 4(2) of the Securities Act.

In November 2003, the Company issued a total of 90,000 shares of its common stock valued at $2.80 per share to three members of the Board of Directors. This issuance was made in reliance on Section 4(2) of the Securities Act.

Common Stock-2002 Activity

For the year ended December 31, 2002, giving effect to a one-to-twenty nine reverse split, the Company issued 20,690 shares of common stock for debts assumed by a certain shareholder totaling $250,627 and 57,425 shares for payment of outstanding debts totaling $229,604. This issuance was made in reliance on Section 4(2) of the Securities Act.

For the year ended December 31, 2002, the Company issued 57,000 common shares for conversion of notes totaling $157,375 and 141,789 shares of common stock for services valued at $204,510. This issuance was made in reliance on Section 4(2) of the Securities Act.

In August 2002, in connection with the acquisition of Axesstel California, we issued to the former shareholders of Axesstel California approximately 5.6 million shares of our common stock in exchange for the assignment to us of approximately 98% of the issued and outstanding capital stock of Axesstel California (at an exchange rate of .302591758 shares of our common stock for one share of Axesstel California common stock). In connection with this acquisition, we also assumed all of Axesstel California’s outstanding options and warrants, which were adjusted in accordance with the exchange ratio such that an option or warrant to purchase one share of Axesstel California common stock became an option or warrant to purchase .302591758 shares of our common stock. This issuance was made in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

In September 2002, 100,000 shares and warrants to purchase 200,000 shares, respectively, were granted for consultant services rendered. This issuance was made in reliance on Section 4(2) of the Securities Act.

In October 2002, the Company entered into a contract for legal services with a legal consultant in Korea, in consideration for 10,000 shares of the Company’s common stock. This issuance was made in reliance on Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This Annual Report on Form 10-KSB contains certain forward looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor provisions created by that statute. The words “anticipate”, “expect”, “plan”, “intend” and similar expressions are intended to identify such statements. Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known to us. Consequently, such statements are subject to risks and uncertainties, including, but not limited to those discussed herein and, in particular, under the caption “Risk Factors Relating To Our Business” beginning on page 6 that could cause actual results to differ materially from those projected.

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under “Risk Factors Relating to Our Business” beginning on page 6 and elsewhere in this Report.

Company Overview

Axesstel California was formed approximately 3.5 years ago, and has performed wireless engineering development services, while at the same time, concentrating its efforts in developing its own wireless subscriber products and solutions. On August 31, 2002, Axesstel California was acquired by Miracom Industries, Inc., a Nevada corporation (“Miracom”) pursuant to a Corporate Combination Agreement under which Miracom issued to the former shareholders of Axesstel California approximately 5.6 million shares of our common stock in exchange for the assignment of approximately 98% of the issued and outstanding capital stock of Axesstel California. Following the acquisition, the former shareholders of Axesstel California held approximately 95% of our common stock. The acquisition was accounted for as a reverse acquisition because former shareholders of Axesstel California owned a majority of our outstanding stock subsequent to the acquisition. For accounting purposes, Axesstel California is deemed to have acquired Miracom, and therefore the financial statements of the Company included in this report represent the financial results of Axesstel California only for the period of January 1, 2002 to August 30, 2002; and the financial results of the Company and Axesstel California for the post-acquisition period from August 31, 2002 through December 31, 2002, and for the 2003 fiscal year.

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

Gross profit decreased from 56.7% to 34.4% during 2003. This decrease resulted primarily from two main factors. One of the factors was a gross profit decrease from approximately 14% in 2002 to approximately 1% in 2003, from the Company’s product revenue due to lower than expected volume and changes in the sales mix to lower margin products. At the end of 2003, we transformed our manufacturing to a new lower-cost contract manufacturer partner and we expect our margins for these products to increase in the future. The second factor leading to decreased gross margins is our treatment of our engineering service revenue. In 2003, Axesstel recorded $3.4 million of cost of sales for this revenue resulting in gross margins of approximately 54%. In 2002, Axesstel recorded $0 of cost of sales for engineering services, or 100% gross margin, as we were unable to segregate costs for our engineering service efforts and recorded these costs as operating expenses.

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

Liquidity and Capital Resources

During 2003, Axesstel funded its operations principally on the cash flows generated through operations. Most of the cash has been spent on research and development and computer software as we continue to build our technological capabilities as well as hire additional engineering and support employees.

Axesstel’s cash decreased by approximately $.4 million during 2003 and working capital decreased by approximately $3.8 million as we continued to invest in the activities noted above and fund the loss incurred in 2003.

Axesstel does not anticipate making any significant capital purchases for the year 2004.

Sale of $1,000,000 Unsecured Convertible Term Note

In January 2004, we completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1 million to North America Venture Fund II, L.P., an accredited investor. Interest accrues on the note at the rate of 3% above prime, subject to certain adjustments. The principal and accrued interest due under the note are convertible by North America into shares of our common stock at a conversion price of $2.00 per share. All unpaid principal and accrued interest, if not sooner converted, is due on January 8, 2005.

Sale of 1,360,000 Shares of Common Stock and Warrants to Purchase 1,632,000 Shares of Common Stock

In January 2004, we sold to seven accredited investors in a private placement an aggregate of 1,360,000 shares of our common stock at a price of $2.00 per share for gross proceeds of $2,720,000. In connection with the private placement, we also issued to the investors warrants to purchase an aggregate of 1,632,000 shares of our common stock. Warrants for 860,000 of the shares have an exercise price of $1.00 per share and are exercisable until July 8, 2004. Warrants for 500,000 of the shares have an exercise price of $1.00 per share and are exerciseable until January 8, 2005. The other warrants for 272,000 shares have an exercise price of $2.00 per share, subject to an increase to $3.30 per share upon the completion of certain milestones, and are exercisable beginning on the first date on which the achievement of the milestones can be determined and expire 18 months after that date.

For services rendered in connection with this financing, we agreed to issue to a finder a total of 150,000 shares of our common stock. We issued 50,000 shares to the finder in January 2004, and we agreed to issue to the finder an additional 50,000 shares in each of January 2005 and January 2006. We also paid to the finder a fee of $136,000, representing 5% of the gross proceeds in this financing.

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

Under the terms of the note, we are obligated to make monthly payments of principal and interest. We have the option to pay these monthly payments in cash or in shares of our common stock (so long as the closing price of the common stock is greater than $3.38 for ten consecutive trading days preceding the payment date). If we elect to pay in stock, we must issue to Laurus an amount of shares equivalent to the amount of the monthly payment due divided by $3.16. If we elect to pay in cash, we must pay 102% of the amount of the monthly payment due.

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

We also issued to Laurus a warrant exercisable for 100,000 shares of common stock that is exercisable until March 11, 2011. The exercise price of the warrant is as follows: (i) $3.31 per share for the first 50,000 shares, $3.59 per share for the next 25,000 shares, and $3.88 per share for the remaining 25,000 shares. However, Laurus is not entitled to receive shares upon exercise of the warrant, upon payment of principal and interest or upon conversion of the promissory note if such receipt would cause Laurus to hold in excess of 4.99 % of the outstanding shares of our common stock on the date of issuance of such shares. In connection with this financing, we paid Laurus Capital Management, LLC, manager of the investor, a fee of $108,000, which represented 3.6% of the principal of the convertible note.

For services rendered in connection with this financing, we issued to a finder a warrant to purchase 47,468 shares of our common stock at an exercise price of $3.16 per share. The warrant is exercisable for five years after the date of issuance. We also paid to the finder a fee of $150,000, representing 5% of the gross proceeds from this financing.

If a registration statement covering the resale of the shares of common stock obtainable upon conversion of the note and exercise of the warrants held by Laurus and the finder is not declared effective on or before June 9, 2004, we are obligated to pay to Laurus as liquidated damages $30,000, representing 1% of the original principal amount of the note, for each 30 day period (pro-rated for partial periods) that the registration statement is not effective.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. During the year ended December 31, 2003, we recognized impairment costs of $160,000. Net intangible assets, long-lived assets, and goodwill amounted to $7,383,027 as of December 31, 2003. Significant management judgment is required in determining whether an indicator of impairment exists and projecting and discounting cash flows.

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

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

For the Years Ended December 31,

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$19,996	$—

Income tax	$387,713	$$64,100

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

Axesstel was originally formed in July 2000 as a California Corporation. On July 16, 2002, the Company entered into a “Corporate Combination Agreement” (the “Agreement”) with Miracom Industries, Inc., which was executed and accepted as effective August 22, 2002. Pursuant to the Agreement, Miracom Industries, Inc. acquired 98% of Axesstel and the Company became a wholly owned subsidiary of Miracom Industries, Inc. At the same time, Miracom Industries, Inc. changed its name to Axesstel, Inc. with its main office located in California. All outstanding options of Miracom Industries, Inc. became fully vested upon execution of the agreement.

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

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

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2003 and 2002

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

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

Earnings (Loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares includes stock that would be issued on exercise of outstanding options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds and conversion of preferred stock. For 2003, 6,204,971 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

3. OTHER ASSETS

Other assets consisted of security deposits, licensing fee, development costs, goodwill and other intangibles as of December 31, 2003 as follows:

Licensing Fee

In November 2000, the Company entered into a ‘Subscriber Unit License Agreement’ (the “Agreement”) with Qualcomm, Inc. and obtained a license of CDMA (Code Division Multiple Access) technology, Qualcomm’s intellectual property, to manufacture and sell Subscriber Units and to purchase certain components and equipment from time to time under regular price orders.

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

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

Pursuant to the ‘Agreement’, Miracom Industries, Inc. (“Miracom”) acquired through a tender offer 98% of the issued and outstanding capital stock of Axesstel, Inc. (“Axesstel”), a California corporation, in exchange for the issuance of 5,553,818 shares (valued at $0.001 per share) of Miracom’s common stock. Axesstel became a majority owned subsidiary of Miracom, and Axesstel’s shareholders received 0.302591758 shares of common stock of Miracom for each share of Axesstel’s common stock they owned immediately prior to closing of the transaction.

Miracom also assumed each outstanding option and warrant for the purchase of Axesstel’s common stock. The number of shares subject to each outstanding option or warrant was adjusted so that each option or warrant to purchase one share of Axesstel’s common stock was an option or warrant to purchase 0.302591758 share of Miracom’s common stock. Pursuant to the ‘Agreement’, Miracom assumed 2,068,959 (exercise price: 1,641,706 shares - $0.26 per share, 427,253 shares - $0.07 per share) outstanding options and 2,333,038 (exercise price: $0.07 per share) outstanding warrants. As of December 31, 2003, no stock options or warrants were exercised.

6. COMMITMENTS

Leases

The Company has entered into non-cancelable operating leases expiring through November 2006 for office space in the U.S.A. and in Korea. One of the leases contains a provision for fixed rent increase, not more than three percent per annum, along with an increase in certain operating expenses.

Rent expense charged to operations for the year ended December 31, 2003 and 2002 was $328,298 and $164,416, respectively.

Future minimum lease payments under the non-cancelable operating leases as of December 31, 2003 are as follows:

Year Ending December 31,	Operating Lease
2004	$355,375
2005	160,945
2006	109,697

Total minimum lease payments	$626,017

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

Stock Option and Warrant Activity

In August 2002, the Company assumed options exercisable for 2,068,959 shares of common stock and warrants exercisable for 2,333,038 shares of common stock in connection with the acquisition of Axesstel by Miracom. The vesting of all such granted options were accelerated, such that 100% of these options are completely vested.

In September 2002, the Company established a stock option plan, under which shares of common stock are reserved for issuance to employees, officers, directors and consultants. Under the Plan, the Company may grant up to 911,671 (15% of total outstanding shares) non-statutory options. Pursuant to the plan, the Company granted 191,500 options for the purchase of the Company’s common stock to its employees, officers, directors and consultants for the year ended December 31, 2003. The options granted vest over 3 year period.

In March 2003, the Company established a new stock option plan. Under the Plan, the Company may grant up to 982,171 (approximately 15% of current total outstanding shares) option rights. Pursuant to this plan, the Company granted 431,000 stock options for the purchase of the Company’s common stock to its employees, officers, directors and consultants for the year ended December 31, 2003. The options granted vest over 3 year period.

In September 2003, the Company established an additional stock option plan pursuant to which options to purchase a total of 1,000,000 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this stock option plan vest over a three-year period. As of December 31, 2003, no options authorized under the plan have been granted to the Company’s employees, officers, directors and consultants.

The Company has adopted the disclosure only provisions of SFAS No. 148, which is an amendment to SFAS No. 123. The Company applies Accounting Principles Bulletin (“APB”) Option No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans and generally does not recognize compensation expense for its stock-based compensation plans, as all options granted under those plans are intended to have an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

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

For the year ended December 31, 2003, the Company issued warrants to purchase 220,000 shares of stock, with exercise prices of $2.80 and $3.50 per share, for consulting services. These warrants have been valued at $549,000, and are charged to operations over the expected period of services to be provided.

A summary of Axesstel’s warrant activity and related information is as follows:

	FY 2003		FY 2002
Warrant Summary:	Warrant	Wt Average	Warrant	Wt Average
Outstanding-beginning of year	2,633,038	$0.13	2,333,038	$0.07
Granted	220,000	$2.86	300,000	$0.60
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—

Outstanding-end of year	2,853,038	$0.34	2,633,038	$0.13

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price for both total outstanding warrants and total exercisable warrants as of December 31, 2003.

	Total Outstanding			Total Exercisable
Price	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.07	2,333,038	$0.07	8.4	2,333,038	$0.07
$0.60	300,000	$0.60	8.7	300,000	$0.60
$2.80	200,000	$2.80	8.8	200,000	$2.80
$3.50	20,000	$3.50	8.5	20,000	$3.50

Total:	2,853,038	$0.34	8.5	2,853,038	$0.34

8. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

Net revenue by geographic region based on customer locations for the year ended December 31, 2003 and 2002 as follows:

	Dec. 31, 2003	Dec. 31, 2002
Net revenue
United States	$7,422,880	$5,340,770
Pacific Rim/Asia	3,953,113	1,540,103
Latin America	—	1,204,994
Other	—	920

	$11,375,993	$8,086,787

9. SUBSEQUENT EVENTS

Sale of $1,000,000 Unsecured Convertible Term Note

In January 2004, the Company completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1 million to North America Venture Fund II, L.P., an accredited investor. Interest accrues on the note at the rate of 3% above prime, subject to certain adjustments. The principal and accrued interest due under the note are convertible by North America into shares of the Company’s common stock at a conversion price of $2.00 per share. All unpaid principal and accrued interest, if not sooner converted, is due on January 8, 2005.

Sale of 1,360,000 Shares of Common Stock and Warrants to Purchase 1,632,000 Shares of Common Stock

In January 2004, the Company sold to seven accredited investors in a private placement an aggregate of 1,360,000 shares of its common stock at a price of $2.00 per share for gross proceeds of $2,720,000. In connection with the private placement, the Company also issued to the investors warrants to purchase an aggregate of 1,632,000 shares of its common stock. Warrants for 860,000 of these shares have an exercise price of $1.00 per share and are exercisable until July 8, 2004. Warrants for 500,000 of these shares have an exercise price of $1.00 per share and are exercisable until July 8, 2005. Warrants for the other 272,000 shares have an exercise price of $2.00 per share, subject to an increase to $3.30 per share upon the completion of certain milestones, and are exercisable beginning on the first date on which the achievement of the milestones can be determined and expire 18 months after that date.

For services rendered in connection with this financing, the Company agreed to issue to a finder a total of 150,000 shares of its common stock. The Company issued 50,000 shares to the finder in January 2004, and agreed to issue to the finder an additional 50,000 shares in each of January 2005 and January 2006. The Company also paid to the finder a fee of $136,000, representing 5% of the gross proceeds in this financing.

Supply Agreement with Telecard

In February 2004, the Company secured a $10 million agreement with Telecard, Pakistan’s only CDMA operator, to supply its low-cost WLL terminal models offering voice communication and messaging with unique billing software. This is complementary to the $6.75 million supply agreement entered into in December 2003.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

Sale of $3,000,000 Secured Convertible Term Note

In March 2004, the Company completed the sale and issuance of a $3 million secured convertible promissory note to Laurus Master Fund, Ltd., an accredited investor, pursuant to a securities purchase agreement. Interest accrues on the note at a rate of 3% above prime, subject to certain adjustments. In no event will the interest rate on the note be lower than 7% or greater than 10%.

Under the terms of the note, the Company is obligated to make monthly payments of principal and interest. The Company has the option to pay these monthly payments in cash or in shares of its common stock (so long as the closing price of the common stock is greater than $3.38 for ten consecutive trading days preceding the payment date). If the Company elects to pay in stock, it must issue to Laurus an amount of shares equivalent to the amount of the monthly payment due divided by $3.16. If the Company elects to pay in cash, it must pay 102% of the amount of the monthly payment due.

The Company may pay the monthly payment in shares of its common stock only so long as there is an effective registration statement on file covering the resale of such shares. The Company has the option to convert all or a portion of the outstanding principal of the note into shares of common stock if the closing price of the common stock is greater than $3.70 for ten consecutive trading days. However, the number of shares issued upon such conversion cannot exceed 30% of the aggregate dollar trading volume of the common stock for the 22 trading days immediately preceding the payment date. The investor has the option, at any time, to convert all or a portion of the note into shares of the Company’s common stock at $3.16 per share.

The note is secured by a blanket lien on substantially all of the Company’s assets pursuant to a security agreement executed by the Company in connection with the note. If an event of default occurs under the security agreement, Laurus has the right to accelerate payments under the note and to take possession of the Company’s assets, in addition to other remedies.

The Company also issued to Laurus Master Fund a warrant exercisable for 100,000 shares of common stock that is exercisable until March 11, 2011. The exercise price of the warrant is as follows: (i) $3.31 per share for the first 50,000 shares, $3.59 per share for the next 25,000 shares, and $3.88 per share for the remaining 25,000 shares. However, Laurus is not entitled to receive shares upon exercise of the warrant, upon payment of principal and interest or upon conversion of the promissory note if such receipt would cause Laurus to hold in excess of 4.99 % of the outstanding shares of the Company’s common stock on the date of issuance of such shares. In connection with this financing, the Company paid Laurus Capital Management, LLC, manager of the purchaser, a fee of $108,000, which represented 3.6% of the principal of the convertible note.

For services rendered in connection with this financing, the Company issued to a finder a warrant to purchase 47,468 shares of its common stock at an exercise price of $3.16 per share. The warrant is exercisable for five years after the date of issuance. The Company also paid to the finder a fee of $150,000, representing 5% of the gross proceeds from this financing.

If a registration statement covering the resale of the shares of common stock obtainable upon conversion of the note and exercise of the warrants held by Laurus and the finder is not declared effective on or before June 9, 2004, the Company is obligated to pay to Laurus as liquidated damages $30,000, representing 1% of the original principal amount of the note, for each 30 day period (pro-rated for partial periods) that the registration statement is not effective.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

Fixed Wireless Terminal Supply Agreement

In March 2004, the Company, secured a CDMA2000 1x advanced fixed wireless terminal supply agreement with a major service provider with operations in ten Latin America countries. The minimum amount to be purchased under this agreement for the next 12 months is $10 million.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

a) Previous independent accountants

(i) Effective November 3, 2003, Axesstel, Inc. (“Registrant”), confirmed with its auditors, Kenny H. Lee CPA Group (“Kenny Lee”), that the firm would no longer be representing the Registrant as its accountants. As of that date, the Company was informed by Kenny Lee that they declined to stand for re-election as the Company’s auditors.

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

(v) During the two most recent fiscal years and the subsequent interim period through November 3, 2003, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)).

(a)	During the previous two fiscal years and the subsequent interim period through November 3, 2003, Kenny Lee did not advise Axesstel that the internal controls necessary for the registrant to develop reliable financial statements do not exist.

(b)	During the previous two fiscal years and the subsequent interim period through November 3, 2003, Kenny Lee did not advise Axesstel that any information had come to their attention which had led them to no longer be able to rely on management’s representation, or that had made Kenny Lee unwilling to be associated with the financial statements prepared by management.

(c)	During the previous two fiscal years and the subsequent interim period through November 3, 2003, Kenny Lee did not advise Axesstel that the scope of any audit needed to be expanded significantly or that more investigation was necessary.

(d)	During the previous two fiscal years and the subsequent interim period through November 3, 2003, Kenny Lee did not advise Axesstel that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant’s satisfaction, would prevent it from rendering an unqualified audit report on those financial statements).

(vi) The Registrant has requested that Kenny H. Lee CPA Group furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated November 14, 2003, was filed as Exhibit 16.1 to the Form 8-K of the Registrant filed on December 9, 2003.

(b) New independent accountants

The Registrant has engaged Gumbiner, Savett, Finkel, Fingleson & Rose, Inc. (“Gumbiner”) as its new independent accountant on November 3, 2003. Prior to November 3, 2003 the Registrant had not consulted with Gumbiner regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements, and no written report or oral advice was provided to the Registrant by Gumbiner concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Prior to filing this Amendment No. 2 to Form 10-KSB, our former Principal Financial Officer resigned, and was replaced by David Morash, our Chief Operating Officer, who is serving as Chief Financial Officer on an interim basis.

Under the supervision of our Chief Executive Officer and our interim Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of December 31, 2003, the design and operation of such disclosure controls and procedures were effective, but for the weaknesses discussed below.

These weaknesses included the following: a lack of effective documentation for stock options and other compensatory equity grants; the absence of a procedure to obtain from officers and directors information required to be disclosed about such persons; the absence or ineffectiveness of a rule compliance checking procedure for SEC filings; and a lack of effective record keeping and compliance assistance for reports required under Section 16(a) of the Exchange Act.

In addition, our audit committee was advised of a number of conditions involving matters relating to significant deficiencies in the design or operation of our internal controls. Some of these conditions were identified as material weaknesses. Material weaknesses and significant deficiencies represent deficiencies in the design or operation of internal control that could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the Company’s financial statements, with a material weakness constituting a greater deficiency than a significant deficiency. The material weaknesses were identified as the Company’s ability to classify costs by expense category and by project; specifically in the area of research and development, product development, and engineering services. During the audit process, the Company was able to use their accounting records to redistribute these costs to the correct expense classifications. Our independent accountants indicated that the identified material weaknesses did not affect the auditors’ report on our financial statements for the year ended December 31, 2003.

We have implemented a number of remedial steps to address the disclosure control and procedure and internal control deficiencies noted. These include:

•	The hiring of David Morash as President and Chief Operating Officer, and Mr. Morash’s interim assumption of the duties of Chief Financial Officer. Mr. Morash has significant experience as a chief financial officer, having served in such positions for a number of public companies.

•	The hiring of a Controller with significant experience as a controller of a larger public company that had international and domestic subsidiaries.

•	The hiring of a General Counsel with significant experience as in-house counsel for both public and private companies.

•	A substantial internal review of stock option and equity grants, and an ongoing process of completing the documentation for such grants.

•	A more substantial review of SEC filings by a disclosure committee consisting of the Vice President of Finance, the Controller and the General Counsel.

•	The implementation of improved disclosure controls and procedures, including the collection of officer and director questionnaires, the implementation of a Section 16(a) filing and tracking procedure, and increased involvement of the General Counsel and outside legal counsel in corporate matters.

•	A simplification of the organizational structure within the Company.

•	The implementation of a cost accounting system to report research and development, product development, and engineering service expense to improve financial reporting and analysis.

(b) Changes In Internal Controls Over Financial Reporting. No significant changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2003.

(c) Limitations On Disclosure Controls And Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address the deficiencies noted above. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF AXESSTEL

The directors and executive officers, their ages, positions held and duration as a director, as of April 21, 2004 are as follows:

Name	Age	Position and Offices	Director Since
Mike HP Kwon	39	Chairman of the Board and Chief Operating Officer	2002
Satoru Yukie	48	President and Vice Chairman of the Board	2002
Jin Yong (Jason) Kim	39	Executive Vice President and Director	2002
John Chough	37	Chief Financial Officer	N/A
Craig Hagopian	39	Chief Marketing Officer	N/A
David Morash	59	Chief Operating Officer and Director	2004
Jai Baghat	56	Director	2003
Seung Taik Yang	63	Director	2003
Haydn Hsieh	49	Director	2004

The terms of all directors will expire at the next annual meeting of stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between us or any other person pursuant to which he was or is to be selected as a director, executive officer or nominee. We have entered into employment agreements with each of our executive officers, which are described in Part III, Item 11 below under the heading “Employment Agreements.”

Biographical Information

Mike Kwon, Chief Executive Officer and Chairman of the Board

An experienced and seasoned wireless veteran, Mr. Mike Kwon founded Axesstel California in July 2000. He has served as an officer and director of Axesstel since September 2002, when Axesstel California became a subsidiary of Axesstel. Prior to founding Axesstel California, Mr. Kwon was the Vice President of Sales at Neopoint, Inc. from 1998 to 2000. Prior to Neopoint, Mr. Kwon founded Digital Line, Inc., and served as CEO from 1996 to 1998. At Digital Line, Mr. Kwon identified business opportunities for the resale of analog mobile phones. Mr. Kwon received his Bachelor of Arts in Business Administration from Rutgers University.

Satoru Yukie, President and Vice Chairman of the Board

Joining Axesstel in May 2002, Mr. Satoru Yukie oversees all aspects of Axesstel, including the development, manufacturing and marketing of products. Prior to joining the Company, Mr. Yukie was the founder and Chief Executive Officer of Accetio, Inc. from 2001 to 2002. At Accetio, Mr. Yukie led their broadband wireless terminal and gateway solution strategy. For the twenty years prior to founding Accetio, Mr. Yukie held various positions at Sony Corporation of American, Sony Electronics and Sony Corporation (Japan). These positions entailed leading business units in the consumer electronics and telecommunications industries, including strategic business planning, international business development, marketing, product management and sales management. Mr. Yukie was responsible for successfully introducing the first CDMA phones to numerous countries worldwide. Mr. Yukie earned a Bachelor of Arts in Engineering with a specialization in Control Engineering from Sophia University in Tokyo and an MBA from California Coast University.

Jason Kim, Executive Vice President and Director

Mr. Jason Kim joined Axesstel California upon its formation in July 2000. He has served as an officer and director of Axesstel since September 2002, when Axesstel California became a subsidiary of Axesstel. Mr. Kim’s primary function is to supervise and coordinate Axesstel’s internal function and logistical planning of product cycle development. Prior to joining Axesstel, Mr. Kim worked for SK Telecom from 1995 to 1999 and HanHwa Information System from 1985 to 1989. Mr. Kim received a Bachelor of Arts in Electrical Engineering from Kon-Kook University in Korea.

John Chough, Chief Financial Officer

Mr. John Chough joined Axesstel California in January 2001 as Director of Finance and Operations. He has served as Chief Financial Officer of Axesstel since September 2002, when Axesstel California became a subsidiary of Axesstel. Mr. Chough brings to Axesstel years of experience from Bain & Company, specializing in telecom and financial sector consultancy. Prior to Bain & Company, Mr. Chough served as Chief Operating Officer of ISOFT Corporation, a Korea based mobile Internet solutions and applications company. Mr. Chough earned his Bachelor of Arts with distinction in Economics and Mathematics from Cornell University and his MBA with concentrations in finance and international business from Columbia University.

Craig Hagopian, Chief Marketing Officer

Mr. Craig Hagopian joined Axesstel California in May 2002. He has served as an officer of Axesstel since September 2002, when Axesstel California became a subsidiary of Axesstel. Prior to joining Axesstel, he served as the Chief Alliance Strategist for AIR2LAN, a leading regional broadband wireless Internet provider. At AIR2LAN, he was responsible for top line revenue growth, customer acquisition strategy and business alignment from a pure fixed wireless deployment to a market mobility service offering. For the past 15 years, Mr. Hagopian has held various high technology and sales and marketing positions at AIR2LAN, EPSON America and MCI WorldCom’s SkyTel Communications. Mr. Hagopian received a Bachelor of Science in Finance from the University of Southern California.

David Morash, Chief Operating Officer and Director

Mr. David Morash has served as an officer and director of Axesstel since February 2004. Prior to joining Axesstel, Mr. Morash served as Executive Vice President and Chief Financial Officer of REMEC, Inc. from 2001 to 2003. From 2000 to 2001 Mr. Morash served as Executive Vice President and Chief Financial Officer at Wireless Knowledge and held various positions, including senior management positions, at Safeskin Corporation from 1994 to 2000. Mr. Morash holds an MBA from Columbia Graduate School of Business and a Bachelor of Arts from Columbia College.

Jai Baghat, Director

Jai Baghat has served as a director of Axesstel since September 2003. In 2000, he founded AIR2LAN, a premier broadband service provider, and currently serves as its Chairman and Chief Executive Officer. Previous to this, Mr. Baghat was a co-founder of SkyTel Communications, Inc. and served as its Vice Chairman and CEO prior to its recent merger with MEI WorldCom. Mr. Baghat also serves as Chairman of “License Exempt” sector of Wireless Communications Association International, a national trade association representing the broadband wireless industry. Recently, Mr. Baghat was on the Southern Governor’s Association Advisory Committee on Research, Development and Technology. Mr. Baghat has served as Chairman, as well as a board member of the Personal Communications Industry Association, and American Mobile Satellite Corporation (now Motient). He currently serves on the boards of several wireless communications based companies including: MeshNetworks, Inc., a mobile wireless Internet technology company; JP Mobile, a Dallas, Texas based company that designs and markets advanced messaging software and solutions for handheld devices and wireless communications devices; and, SmartSynch, Inc., a wireless data solutions company. He serves as a strategic advisor to JP Mobile, and as Chairman of the Board of Smart Synch. Mr. Baghat obtained a Master of Science in Electrical Engineering from Howard University and a Bachelor of Science in Electrical Engineering from Bits Pican in India.

Seung Taik Yang, Director

Seung Taik Yang has served as a director of Axesstel since September 2003. Mr. Yang is currently the president of Tongmyong University of Information Technology in Busan, Korea. From March 2001 to July 2002, he served as the Minister of Information and Communications for the Republic of Korea. Prior to serving as the Minister of Information and Communications, Mr. Yang was a chair professor at Kwangwoon University and at the Information and Communications University. In 1998, he established the Information and Communications University and became its first president. Between 1992 and 1998, he was president of ETRI, served as commissioner of the Korean Communications Commission, and was a member of the Presidential Council for Science and Technology. From 1986 to 1992, he was the founding president of Korea Informatics Telesis, Inc. and Korea Telecomm International, both of which are subsidiaries of Korea Telecom. Dr. Yang earned his Bachelor of Science Degree in Electrical Engineering at Seoul National University in Korea. He received his Master of Science in Electrical Engineering at Virginia Polytechnic Institute and achieved his Doctorate in Electrical Engineering at the Polytechnic Institute of Brooklyn.

Haydn Hsieh, Director

Haydn Hsieh has served as a director of Axesstel since April 2004. Mr. Hsieh is currently the President and Chief Executive Officer of Wistron NeWeb Corp. a substantial beneficial owner of our common stock and our primary contract manufacturer. He is also the Chairman of Acer Enrich Technology Corp. He has held various positions within Acer Inc. Group since 1981. Mr. Hsieh holds a Bachelor of Electrical Engineering from Ta-Tung Institute of Technology and a Masters in Business Administration from National ChengChi University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons beneficially owning more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company has undertaken an extensive review of the Section 16(a) reports filed on behalf of each person subject to Section 16(a) prior to December 31, 2003, to determine whether all of their reportable transactions in the Company’s common stock were timely reported and to ensure proper reporting of all of their beneficial holdings. The review revealed that there were a number of holdings and transactions that were not timely reported and the Company has undertaken to assist the subject persons to file the necessary forms. The Company has also developed new procedures to ensure improved compliance with Section 16(a) on an on-going basis.

Based solely on copies of such forms furnished as provided above, to the Company’s knowledge all reports required under Section 16(a) during the most recent fiscal year or prior years, except for the following:

•	Mike HP Kwon, Hong Joon (John) Chough and Satoru Yukie, each an officer and/or director, each filed late a Form 3 disclosing his holdings as of the date he became an officer and/or director.

•	Bobby Cha, Hong Joon (John) Chough, Craig Hagopian, Jin Yong (Jason) Kim and Satoru Yukie , each an officer and/or director, each failed to file one Form 4 during the fiscal year ended December 31, 2002, disclosing one transaction, an option grant. Form 5s reporting such transactions are intended to be filed as soon as practicable.

•	Jai Bhagat, Seung Taik Yang, Craig Hagopian and Kwang Ho (Kenny) Lee, each a director or officer, each failed to file a Form 3 disclosing his holdings as of the date he became a director or officer. Form 5s reporting such holdings are intended to be filed as soon as practicable.

•	Jai Bhagat, Seung Taik Yang and Kwang Ho (Kenny) Lee, each a director, each failed to file a Form 4 during the fiscal year ended December 31, 2003, disclosing one transaction, a grant of common stock. Form 5s reporting such transactions are intended to be filed as soon as practicable.

•	Qualcomm, Inc., TBK/Bong Keun Kim and Guardtec, Inc., each a beneficial owner of greater than ten percent of our common stock, each failed to file a Form 3 as of the date it became a beneficial owner of greater than ten percent of our common stock. Form 5s reporting such holdings are intended to be filed as soon as practicable.

Audit Committee Financial Expert

As of April 21, 2004, our Board of Directors has not yet designated an audit committee financial expert as that term is defined in Item 401(e)(2) of Regulation S-B. The board considers it desirable to have an audit committee financial expert on the audit committee, and intends to identify and appoint a qualified candidate as soon as practicable.

Code of Ethics

We have adopted a “Code of Ethics for Directors, Officers and Employees”, a code of ethics that applies to all employees, including our executive officers. A copy of our Code of Ethics for Directors, Officers and Employees is filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. In the event that we make any amendments to, or grant any waivers of, a provision of the Code of Ethics for Directors, Officers and Employees that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

Directors who are not Axesstel employees do not receive any cash compensation for serving on our Board of Directors. We reimburse non-employee directors for reasonable costs and expenses incurred in attending Board of Directors’ meetings. Directors who are not employees of the Company have received grants of 30,000 shares of Company common stock at the beginning of such director’s term. These grants vest as to 10,000 shares on the date of the first board meeting attended, and an additional 10,000 shares on each anniversary thereof.

Directors who are Axesstel employees receive no additional compensation for serving on the Board of Directors.

Summary Compensation Table

The following Summary Compensation Table sets forth as to our Chief Executive Officer and the other four most highly compensated Executive Officers (the named executive officers) all compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2003, 2002 and 2001, except as may otherwise be specifically noted.

Summary Compensation Table

		Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Base Salary ($)		Bonus ($)		Other Annual Compensation ($) (1)		Securities Underlying Options (#)
Mike Kwon Chief Executive Officer	2003 2002 2001	$ $ $	303,000 165,000 120,000	$ $ $	— — —	$ $ $	15,490 7,102 —	— 1,227,171 620,439

Satoru Yukie President	2003 2002	$ $	270,000 150,000	$ $	— —		$—	— 1,294,367

Jason Kim Executive Vice President	2003 2002 2001	$ $ $	195,000 125,000 90,000	$ $ $	— — —	$ $ $	7,489 — —	234,315 299,132

John Chough Chief Financial Officer	2003 2002 2001	$ $ $	115,000 90,000 75,000	$ $ $	— — —	$ $ $	— — —	111,098 172,476

Craig Hagopian Chief Marketing Officer	2003 2002	$ $	160,000 125,000	$ $	— 25,000	$ $	—	181,295

(1)	Other annual compensation consists of automobile allowance.

None of the named executive officers received any grants of options or stock appreciation rights during the year ended December 31, 2003.

Options

The following table provides the specified information concerning unexercised options held as of December 31, 2003, by the named executive officers. None of the named executive officers exercised any options during the last fiscal year.

FY-End Option and Warrant Values

Name	Shares Acquired on Exercise	Value Realized(2)	Number of Securities Underlying Unexercised Options at 12/31/03		Value of Unexercised in the Money Options at 12/31/03(1)
			Exercisable(3)	Unexercisable	Exercisable(3)	Unexercisable
Mike Kwon	—	—	1,788,103	59,507	$4,203,261	$113,063
Satoru Yukie	—	—	1,246,534	47,833	$3,009,909	$90,882
Jason Kim	—	—	495,579	37,868	1,110,096	71,949
John Chough	—	—	261,309	22,265	585,332	42,303
Craig Hagopian	—	—	164,212	17,083	367,834	32,457

(1)	With respect to each named executive officer, the value is calculated by determining the difference between the fair market value of the securities underlying the options at December 31, 2003, which is based on the closing selling price of the common stock of the Company on December 31, 2003 of $2.50 as reported on the OTC Bulletin Board, and the exercise price of the named executive officer’s options.

(2)	Value realized is calculated by subtracting the aggregate exercise price of the options exercised from the aggregate market value of the shares of common stock acquired on the date of exercise.

(3)	All options to purchase shares of common stock are subject to vesting over three years.

Employment Arrangements

The Company had not entered into any written employment contracts or arrangements with any executive officers employed by the Company as of December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the our common stock as of April 21, 2004, by: (i) each director and director-nominee; (ii) each person who is known by us to be the beneficial owner of more than five percent of the outstanding common stock; (iii) each of the named executive officers; and (iv) all our executive officers and directors as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent of Class(2)
Mike Kwon	4,267,239	(3)	43.58%
Satoru Yukie	1,259,367	(3)	13.62%
TBK/Bong Keun Kim	1,028,811		12.88%
Guardtec, Inc. 9F. E-space B/D, 212-26 Guro-dong, Guro-gu Seoul, Korea 152-050	605,183		7.58%
Qualcomm, Inc. 5775 Morehouse Dr. San Diego, CA 92121	605,183		7.58%
Jason Kim	608,620	(3)	7.17%
John Chough	267,282	(3)	3.24%
Craig Hagopian	174,628	(3)	2.14%
Seung Taik Yang	30,000	(4)	*
Jai Bhagat	30,000	(4)	*
Kenny Lee	30,000	(4)	*
All executive officers and directors as a group (8 persons)	6,708,803	(3)	55.72%

*	Less than one percent.

(1)	Except as otherwise indicated, the address for each beneficial owner is 6815 Flanders Drive, Suite 210, San Diego, California 92121.

(2)	Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 7,987,451 shares outstanding on April 21, 2004, adjusted as required by rules promulgated by the SEC.

(3)	Includes shares issuable upon exercise of options and warrants within 60 days of April 21, 2004 as follows: Mr. Kwon, 1,804,068; Mr. Yukie, 1,259,367; Mr. Kim, 505,739; Mr. Chough, 267,282; Mr. Hagopian, 174,628; and all executive officers and directors as a group, 4,052,751.

(4)	Includes 20,000 shares subject to repurchase within 60 days of April 21, 2004.

Equity Incentive Plans

The following table describes our equity compensation plans, which were established by resolutions of the Board of Directors, as of December 31, 2003:

Plan Category	Number of Shares Issued (a)		Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (b)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (c)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities referenced in column (b)) (d)
Equity compensation plans approved by our stockholders	0		2,068,959	(1)	$0.22	0
Equity compensation plans not approved by our stockholders	338,852	(3)	4,136,072	(2)	$0.69	1,610,808

(1)	Includes options to purchase 2,068,959 shares of common stock with a weighted average exercise price of $0.22 per share, all of which options were granted pursuant to the shareholder-approved 2001 Stock Option Plan of Axesstel California and assumed by the Company in connection with the Corporate Combination Agreement between Miracom and Axesstel California.

(2)	Includes (i) options to purchase 1,283,034 shares of common stock granted pursuant to the Company’s stock option plans established by the Board of Directors in September 2002, March 2003 and September 2003 with a weighted average exercise price of $1.39 per share; (ii) 320,000 shares of common stock subject to warrants issued to various consultants in 2002 and 2003 with a weighted average exercise price of $2.50 per share; and (iii) 200,000 shares of common stock subject to a warrant with an exercise price of $.60 per share issued to Jimmy Sung, our President and Chairman prior to our acquisition of Axesstel California, in September 2002 for services rendered. Also includes (i) 1,122,671 shares of common stock subject to a warrant issued to Mike HP Kwon with an exercise price of $0.07 per share, (ii) 1,210,367 shares of common stock subject to a warrant issued to Satoru Yukie with an exercise price of $0.07 per share, both of which warrants were assumed by the Company in connection with the Corporate Combination Agreement between Miracom and Axesstel California.

(3)	Includes (i) 9,622 shares of common stock at the price of $3.50 per share issued to a consultant pursuant to a settlement agreement in November 2003; (ii) 19,230 shares of common stock at the price of $1.30 per share issued to various employees in November 2003; (iii) 90,000 shares of common stock at the price of $2.80 per share issued to members of the Board of Directors in November 2003; (iv) 100,000 shares of common stock issued for services rendered to various consultants in September 2002; (v) 100,000 shares of common stock issued at the price of $3.00 per share to an employee in June 2003; and (v) 20,000 shares of common stock issued for services rendered to two legal consultants in Korea.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Haydn Hsieh, a director, is also the President and Chief Executive Officer of our primary manufacturer, Wistron NeWeb Corp. It is anticipated that payments to Wistron NeWeb will exceed $60,000 during 2004.

Kenny H. Lee acted in the capacity of a director of our company from approximately September 2003 through March 2004. The Board of Directors approved an invitation for Mr. Lee to join our Board of Directors and serve on our audit committee in December 2002, and Mr. Lee accepted such invitation in June 2003. While Mr. Lee was not elected formally to the position of director by our shareholders or Board of Directors in 2003, he was formally appointed by the Board of Directors to serve on and chair the audit committee effective October 1, 2003. In November 2003, we issued 30,000 shares of common stock to Mr. Lee in consideration of his services as director, consistent with the terms of his invitation to join the board. Such shares were to vest 10,000 shares upon Mr. Lee’s first attendance at a board meeting, which occurred in September 2003, and 10,000 shares on each anniversary thereafter. Mr. Lee is the Chief Executive Officer and Managing Director of Kenny H. Lee CPA Group, Inc., which served as our independent accountant for the fiscal year ended December 31, 2002, and until November 3, 2003. During the period from January 1, 2002 to December 31, 2003, Kenny H. Lee CPA

Group billed us for $32,697 in fees. During the period from January 1, 2003 to November 3, 2003, Kenny H. Lee CPA Group billed us for a total of $27,060 in fees. Effective as of November 3, 2003, we dismissed Kenny H. Lee CPA Group as our independent accountant, as further described in Part II, Item 8 above.

We entered into a license agreement with Qualcomm Incorporated, a significant shareholder, whereby we license Qualcomm’s CDMA technology for use in our products. During the period from January 1, 2003 to March 31, 2004, we paid Qualcomm $46,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description of Document
2.1	Corporate Combination Agreement by and between Miracom Industries, Inc. and Axesstel, Inc. effective July 16, 2002, incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on September 16, 2002.
3.1	Articles of Incorporation of the Registrant, as amended**
3.2	Amended and Restated Bylaws of the Registrant, as amended**
4.1	Specimen Common Stock Certificate**
10.1	Form of Indemnity Agreement for directors and executive officers of the Registrant**
10.2	Lease Agreement for Office Space by and between Axesstel and Smith Trust dated October 15, 2001**
10.3†	Subscriber Unit License Agreement by and between Axesstel, Inc. and Qualcomm Incorporated dated November 14, 2000, as amended*
10.4†	Supply Agreement by and between TeleCard Limited and Axesstel dated November 2003*
10.5†	Supply Agreement by and between TeleCard Limited and Axesstel dated November 2003*
14.1	Code of Ethics For Directors, Officers and Employees*
21.1	Subsidiaries of the Registrant**
24.1	Power of Attorney is contained on the signature page attached hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

†	Confidential treatment requested.
*	Filed Herewith
**	Previously Filed

(b) Reports on Form 8-K

On November 18, 2003, the Registrant filed a Form 8-K with the Securities and Exchange Commission reporting on Item 4 and Item 7 a change in its independent auditors. The Registrant filed a Form 8-K/A amending the Item 4 and Item 7 disclosures on December 9, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

The following tables describe fees for professional audit services and fees for other services rendered by Kenny H. Lee CPA Group, Inc., our principal accountant from January 1, 2002 to September 2003, and by Gumbiner, Savett, Finkel, Fingelson & Rose, Inc. (Gumbiner), our principal accountant from September 2003 to December 31 2003.

The following table sets forth the aggregate fees billed from January 1, 2002 to December 31, 2002 by Kenny H. Lee CPA Group, Inc:

Audit Fees	$24,812
Audit Related Fees	$0
Tax Fees	$5,000
All Other Fees	$2,885
Total	$32,697

The following table sets forth the aggregate fees billed from January 1, 2003 to September 2003 by Kenny H. Lee CPA Group, Inc:

Audit Fees	$22,060
Audit Related Fees	$0
Tax Fees	$5,000
All Other Fees	$0
Total	$27,060

The following table sets forth the aggregate fees billed from September 2003 to December 31, 2003 by Gumbiner:

Audit Fees	$12,500
Audit Related Fees	$0
Tax Fees	$0
All Other Fees	$0
Total	$12,500

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chair of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services of up to $25,000 per engagement on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXESSTEL, INC.

By:	/s/ Mike HP Kwon
Mike HP Kwon
Chairman of the Board of Directors (Principal Executive Officer)

Date: August 13, 2004

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Mike HP Kwon and David Morash, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mike HP Kwon Mike HP Kwon	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	August 13, 2004

/s/ David Morash David Morash	President, Chief Operating Officer, Interim Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 13, 2004

/s/ Jin Yong (Jason) Kim Jin Yong (Jason) Kim	Executive Vice President and Director	August 13, 2004

/s/ Jai Bhagat Jai Bhagat	Director	August 13, 2004

/s/ Seung Taik Yang Seung Taik Yang	Director	August 13, 2004

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Corporate Combination Agreement by and between Miracom Industries, Inc. and Axesstel, Inc. effective July 16, 2002, incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on September 16, 2002.
3.1	Articles of Incorporation of the Registrant, as amended**
3.2	Amended and Restated Bylaws of the Registrant, as amended**
4.1	Specimen Common Stock Certificate**
10.1	Form of Indemnity Agreement for directors and executive officers of the Registrant**
10.2	Lease Agreement for Office Space by and between Axesstel and Smith Trust dated October 15, 2001**
10.3†	Subscriber Unit License Agreement by and between Axesstel, Inc. and Qualcomm Incorporated dated November 14, 2000, as amended*
10.4†	Supply Agreement by and between TeleCard Limited and Axesstel dated November 2003*
10.5†	Supply Agreement by and between TeleCard Limited and Axesstel dated November 2003*
14.1	Code of Ethics For Directors, Officers and Employees*
21.1	Subsidiaries of the Registrant**
24.1	Power of Attorney is contained on the signature page attached hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

†	Confidential treatment requested.
*	Filed Herewith
**	Previously Filed