Form 10QSB
period 2004-06-30
AXESSTEL INC
filed 2004-08-16
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

001-32160

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of: August 10, 2004
Common Stock, $.001 par value	9,166,468

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Axesstel, Inc.

Except where the context otherwise requires, all references in this Report to the Registrant, the Company, Axesstel, we or our refer to Axesstel, Inc., a Nevada Corporation.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,490,336	$376,336
Accounts receivable	3,884,000	1,408,888
Prepayments and other current assets	517,080	612,687

Total current assets	5,891,416	2,397,911
Property and equipment, net	1,836,169	1,463,266
Other assets
Deferred tax assets	2,503,195	880,000
License fee	3,000,000	3,000,000
Software development costs	1,255,590	1,033,909
Goodwill	385,564	522,453
Other	782,204	483,399

Total other assets	7,926,553	5,919,761

Total assets	$15,654,138	$9,780,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,411,171	$1,479,466
Due to Qualcomm, Inc.	1,086,323	1,300,000
Due to Wistron NeWeb, a related party	3,377,702	—
Short-term note payable	684,063	200,000
Current obligations under capital leases	—	221,040
Customer advances	159,000	—
Fund raising advances	—	1,720,000
Accrued expenses and other current liabilities	278,845	810,524

Total current liabilities	6,997,104	5,731,030
Long-term liabilities
Long-term note payable	2,720,650	—

Total long-term liabilities	2,720,650	—
Stockholders’ equity
Common stock, par value $.001; authorized 50,000,000 shares; 9,166,468 and 6,699,168 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	9,166	6,699
Additional paid-in capital	10,671,025	6,400,803
Accumulated other comprehensive income (loss)	10,886	(37,694)
Accumulated deficit	(4,754,693)	(2,319,900)

Total stockholders’ equity	5,936,384	4,049,908

Total liabilities and stockholders’ equity	$15,654,138	$9,780,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net revenues
Product sales	$7,874,990	$1,644,900	$8,303,590	$2,080,275
Engineering development service	—	3,317,750	—	6,161,480

	7,874,990	4,962,650	8,303,590	8,241,755
Cost of goods sold
Product sales	6,897,584	2,229,354	7,243,001	2,784,825
Engineering development service	—	780,667	—	1,449,797

	6,897,584	3,010,021	7,243,001	4,234,622
Gross Profit
Product sales	977,406	(584,454)	1,060,589	(704,550)
Engineering development service	—	2,537,083	—	4,711,683

	977,406	1,952,629	1,060,589	4,007,133
Operating expenses
Research and development	893,925	374,261	1,557,981	438,789
Selling, general and administrative expenses	1,623,167	1,252,740	3,355,911	1,932,003

Total operating expenses	2,517,092	1,627,001	4,913,892	2,370,792
Operating income (loss)	(1,539,686)	325,628	(3,853,303)	1,636,341

Other income (expense)
Interest income and other income	2,445	110,680	7,004	226,736
Interest expense and other expense	(127,006)	(72,247)	(211,689)	(78,481)

Total other income (expense)	(124,561)	38,433	(204,685)	148,255

Income (loss) before income taxes	(1,664,247)	364,061	(4,057,988)	1,784,596
Provision (benefit) for income taxes	(665,699)	158,976	(1,623,195)	771,785

Net income (loss)	(998,548)	205,085	(2,434,793)	1,012,811
Other comprehensive income (loss)
Foreign currency translation adjustment	(3,835)	(36,966)	(5,031)	(46,321)

Comprehensive income (loss)	$(1,002,383)	$168,119	$(2,439,824)	$966,490

Basic earnings (loss) per common share	$(0.12)	$0.03	$(0.30)	$0.16

Diluted earnings (loss) per common share	$(0.12)	$0.02	$(0.30)	$0.11

Weighted average number of common shares – basic	8,314,801	6,366,278	8,108,310	6,222,844

Weighted average number of common shares – diluted	8,314,801	9,248,168	8,108,310	9,104,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income (loss)	(2,434,793)	$1,012,811

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	726,560	232,227
Impairment of goodwill	136,889	—
Issuance of warrants for consulting services	30,500	—
Issuance of stock for services	—	14,393
Issuance of stock for employee compensation	—	300,000
Deferred tax assets	(1,623,195)	654,372
Decrease (increase) in accounts receivable	(2,475,112)	(381,294)
Prepayments and other current assets	106,707	(258,206)
Other assets	(332,816)	(44,116)
Decrease (increase) in accounts payable, including related party payables	3,095,730	1,188,752
Accrued expenses and other liabilities	(531,679)	(521,194)
Customer advances	159,000	—

Total adjustments	(707,416)	1,184,934

Net cash provided (used) by operating activities	(3,142,209)	2,197,745

Cash flows from investing activities:
Acquisition of property and equipment	(739,473)	(1,043,850)
Additions to development costs	(354,656)	(385,579)

Net cash used in investing activities	(1,094,129)	(1,429,429)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	1,722,797	185,000
Repayment of note payable	(200,000)	—
Proceeds from issuance of notes payable	4,000,000	—
Repayments under capital lease obligations	(221,040)	(99,093)

Net cash provided (used) by financing activities	5,301,757	85,907

Cumulative translation adjustment	48,581	(46,321)

Net increase (decrease) in cash and cash equivalents	1,114,000	807,902
Cash and cash equivalents at beginning of year	376,336	768,665

Cash and cash equivalents at end of period	$1,490,336	$1,576,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Six months ended
	June 30, 2004	June 30, 2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$67,608	$—

Income tax	$—	$37,636

Supplemental disclosures of noncash investing and financing activities:

•	The Company issued 50,000 shares of common stock valued at $112,500 in exchange for finders fees of $41,625 and offering costs of $70,875 in connection with the Company’s January 2004 financing.

•	The Company recorded a discount of $125,000 on its $1,000,000 financing due to the presence of a beneficial conversion feature.

•	The Company issued warrants valued at $204,092 to purchase 100,000 shares of common stock to a lender recorded as a discount in connection with its $3,000,000 financing.

•	The Company issued warrants valued at $97,922 to purchase 47,468 shares of common stock in exchange for finders fees in connection with the Company’s January 2004 financing.

•	Fund raising advances of $1,720,000 were transferred to equity upon issuance of common stock.

•	The Company issued 125,000 shares of common stock to North America Venture Fund II, L.P. and 37,000 shares of common stock to Laurns Master Fund, LTD in repayment for notes payable of $330,752.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation, and in order to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Revenue Recognition

Revenues from product sales are generally recognized when products are shipped. When products are returned, the Company normally exchanges the products or provides credits to the customers. The returned products are directly shipped to the supplier and the Company receives new products or credits from the supplier. The Company provides allowances for potential returns and credit losses when necessary. Management believes that no allowance is needed as of June 30, 2004.

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

Property and Equipment

Property and equipment are recorded at cost.

Depreciation is provided using the straight-line method over the following estimated useful lives of the respective assets, as follows:

Machinery and equipment	3 to 7 years
Office furniture and equipment	3 to 7 years
Software	3 years
Leasehold improvements	Life of lease, or useful life if shorter

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

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income (loss) and earnings per share would be changed to the pro forma amounts indicated below for the six month periods ended June 30, 2004 and 2003:

	Six months ended June 30,
	2004	2003
Net income (loss), as reported	$(2,434,793)	$1,012,811
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(312,314)	(121,771)

Pro forma net income (loss)	$(2,747,107)	$891,040

Earnings (loss) per share:
Basic – as reported	$(0.30)	$0.16
Basic – Pro forma	$(0.34)	$0.14
Diluted – as reported	$(0.30)	$0.11
Diluted – Pro forma	$(0.34)	$0.10

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2004 and 2003: dividend yields of 0%, expected volatility of 124%, risk-free interest rate of 6%, and expected lives of five years.

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

Earnings (Loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding during the periods presented. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares include stock that would be issued on exercise of outstanding options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds and conversion of debt. For the six months ended June 30, 2004, 7,715,710 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

Foreign Currency Exchange Gains and Losses

The reporting currency for the Company is the United States dollar. The functional currency of the Company’s foreign subsidiary is the Korean won. The subsidiary’s assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are recorded in the statements of operations and comprehensive income (loss) as a component of general and administrative expense.

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

During the first six months of 2004, two customers accounted for 70% and 22% of the Company’s revenue, respectively. At June 30, 2004, the amounts due from such customers were $2,074,000 and $1,810,000, respectively, which were included in accounts receivable. During the first six months of 2003, two customers accounted for 56% and 23% of the Company’s revenue, respectively. At June, 30, 2003, the amounts due from such customers were $0 and $1,131,000, respectively, which were included in accounts receivable.

The Company uses Wistron NeWeb exclusively as its contract manufacture. For the first six months of 2004, manufacturing costs from Wistron associated with the Company’s shipments totaled $6,674,000, which were included in cost of goods sold. The unpaid portion of this amount totaled $3,378,000 at June 30, 2004 and is included in current liabilities on the balance sheet.

As of June 30, 2004, the Company maintained total assets of approximately $1,084,000 at its location in Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company’s operations.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2004	December 31, 2003
Machinery and equipment	$672,988	$422,975
Office furniture and equipment	350,861	314,924
Software	1,569,652	1,091,036
Leasehold improvements	53,473	42,120

	$2,646,974	$1,871,055
Less: Accumulated depreciation	810,805	407,789

	$1,836,169	$1,463,266

3. OTHER ASSETS

Other assets consisted of the following:

	June 30, 2004	December 31, 2003
Security deposits	$187,543	$158,418
Deferred tax assets	2,503,195	880,000
Licensing fee	3,000,000	3,000,000
Software development costs	1,255,590	1,033,909
Goodwill	385,564	522,453
Workforce intangible from Entatel acquisition	123,815	164,981
Workforce bonuses	64,173	160,000
Prepaid finders fee	263,143	—
Prepaid loan costs	143,530	—

	$7,926,553	$5,919,761

Software Development Costs

Software and related costs are capitalized under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold or Leased or Otherwise Marketed”. Software costs incurred subsequent to the determination of the technological feasibility of the software products are capitalized. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software product. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to customers. Costs are being amortized over a three year period on the greater of projected revenue or straight-line method. Capitalized software costs and projected product revenues are reviewed quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86.

As of June 30, 2004, the Company has net capitalization of $1,255,590 ($1,033,909 as of December 31, 2003) recorded as software development costs. The Company completed two products at the end of the first quarter 2004, and has amortized approximately $133,000 of expense in fiscal 2004. Amortization for the other projects will commence when products are available for general release to customers.

Goodwill and Other Assets

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company has completed its testing for the year ended December 31, 2003 using the method discussed in SFAS No. 142. In the first quarter of 2004, the Company recorded a charge of approximately $137,000 of goodwill that management deemed impaired. Impairment costs, when recognized, are recorded as a charge to operations.

4. STOCKHOLDERS’ EQUITY

Common Stock Activity

In January 2004, the Company issued 1,360,000 shares of the Company’s common stock at a price of $2.00 per share to seven equity investors for gross proceeds of $2,720,000. In connection with this private placement, 50,000 shares of common stock were issued to a finder and the Company agreed to issue an additional 50,000 shares to the finder in each of January 2005 and January 2006.

In January 2004, the Company issued 30,000 shares of its common stock valued at $2.15 per share to an employee.

In February 2004, the Company issued 5,300 shares of its common stock valued at $2.85 per share to 53 employees.

In June 2004, the Company issued 860,000 shares of its common stock at an exercise price of $1.00 per share to six accredited investors (including 500,000 shares to Wistron NeWeb) in connection with the exercise of warrants from the Company’s January 2004 private placement.

In June 2004, the Company issued 125,000 shares of its common stock at the conversion price of $2.00 per share to North America Venture Fund II, L.P. in connection with the conversion of 25% of the investor’s convertible term note of $1,000,000, funded in January 2004.

In June 2004, the Company issued 37,000 shares of its common stock at the conversion price of $3.16 per share to Laurus Master Fund, LTD. in connection with the payment of a portion of the principal and interest charges related to the investor’s convertible term note of $3,000,000, funded in March 2004.

Stock Warrant Activity

In January 2004, the Company issued warrants to purchase (i) an aggregate of 1,360,000 shares of common stock at an exercise price of $1.00 per share and (ii) an aggregate of 272,000 shares of common stock at an exercise price of $2.00 per share (subject to an increase to $3.30 per share if certain revenue milestones are achieved) to equity investors in connection with the January financing. As of June 30, 2004, 860,000 of the $1.00 warrants were exercised.

In March 2004, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock, the first 50,000 shares of which are exercisable at $3.31 per share, the next 25,000 shares of which are exercisable at $3.59 per share and the balance of which are exercisable at $3.88 per share to a institutional investor in connection with the Company’s issuance of a $3 million convertible note. In addition, the Company issued a warrant to purchase 47,468 shares of its common stock at an exercise price of $3.16 per share to an accredited investor for finder’s fee expense related to the this financing.

Stock Option Activity

In September 2002, the Company established a stock option plan, which was approved by resolutions of the Board of Directors, pursuant to which options to purchase a total of 911,671 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this plan vest over a three year period. As of June 30, 2004, options to purchase 847,943 shares of common stock under this plan have been granted to the Company’s employees, officers, directors, and consultants and are outstanding. The Company granted to certain of its employees options to purchase 109,000 shares of common stock under the plan in the first six months of 2004.

In March 2003, the Company established a stock option plan, which was approved by resolutions of the Board of Directors, pursuant to which options to purchase a total of 982,171 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this plan vest over a three year period. As of June 30, 2004, options to purchase 838,500 shares of common stock under this plan have been granted to the Company’s employees, officers, directors, and consultants and are outstanding. The Company granted to certain of its employees options to purchase 500,000 shares of common stock under the plan in the first six months of 2004.

In September 2003, the Company established a stock option plan, which was approved by resolutions of the Board of Directors, pursuant to which options to purchase a total of 1,000,000 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this plan vest over a three year period. As of June 30, 2004, options to purchase 250,000 shares of common stock under this plan have been granted to the Company’s employees, officers, directors, and consultants and are outstanding. The Company granted to certain of its employees options to purchase 250,000 shares of common stock under the plan in the first six months of 2004.

Options to purchase 111,000 shares of common stock granted in the quarters ended December 31, 2002 and March 31, 2003 had exercise price of $0.60 per share which was below the market price on the grant dates of the underlying common stock. The expense associated with the intrinsic value of these option grants were not material during these quarters. Except as set forth above, all options granted under all three plans had an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

5. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

Net revenue by geographic region based on customer locations for the six months ended June 30, 2004 and 2003 were as follows:

	June 30, 2004	June 30, 2003
Net revenue
United States	$—	$6,346,130
Pacific Rim/Asia	2,486,200	1,895,625
Latin America	5,817,390	—

Total	$8,303,590	$8,241,755

6. FINANCINGS.

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

The Company filed a registration statement on Form S-2 covering the resale of the shares of common stock obtainable upon the conversion of the note, which registration statement was declared effective in May 2004.

Sale of 1,360,000 Shares of Common Stock and Warrants to Purchase 1,632,000 Shares of Common Stock

In January 2004, the Company sold to seven accredited investors in a private placement an aggregate of 1,360,000 shares of its common stock at a price of $2.00 per share for gross proceeds of $2,720,000. In connection with the private placement, the Company also issued to the investors warrants to purchase an aggregate of 1,632,000 shares of our common stock. 860,000 of these warrants have an exercise price of $1.00 per share and are exercisable until July 8, 2004. 500,000 of the warrants have an exercise price of $1.00 per share and are exercisable until January 8, 2005. The other 272,000 warrants have an exercise price of $2.00 per share, subject to an increase to $3.30 per share upon the completion of certain milestones, and are exercisable beginning on the first date on which the achievement of the milestones can be determined and expire 18 months after that date.

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

The Company filed a registration statement on Form S-2 covering the resale of the shares of common stock issued and obtainable upon the exercise of the warrants, which registration statement was declared effective in May 2004.

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

For services rendered in connection with this financing, pursuant to a retail/institutional engagement agreement, the Company issued to a finder a warrant to purchase 47,468 shares of its common stock at an exercise price of $3.16 per share. The warrant is exercisable for five years after the date of issuance. The Company also paid to the finder a fee of $150,000, representing 5% of the gross proceeds from this financing.

The Company filed a registration statement on Form S-2 covering the resale of the shares of common stock obtainable upon conversion of the note and exercise of the warrants held by Laurus and the finder, which registration statement was declared effective in May 2004.

7. COMMITMENTS AND CONTINGENCIES

In May 2004, the Company entered into a non-cancelable operating lease for 13,120 square feet of office space for our corporate headquarters and USA operations. The premise is located at 6815 Flanders Drive, San Diego, California. The lease term is 65 months plus a five year option to renew. The lease commences in August 2004, with monthly basic rent terms as follows:

Months of Term	Monthly Basic Rent	Monthly Basic Rent per Rentable Square Foot
1 - 12	$20,336.00	$1.55
13 - 24	$20,992.00	$1.60
25 - 36	$21,516.80	$1.64
37 - 48	$22,172.80	$1.69
49 - 60	$22,828.80	$1.74
61 - 65	$23,616.00	$1.80

The Company is involved in a legal case arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon the Company’s financial position, results of operations, or cash flows.

8. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company uses Wistron NeWeb exclusively as its contract manufacturer. For the first six months of 2004, the Company received $6.7 million of product from Wistron. As of June 30, 2004, Wistron owns 1,000,000 of the 9,166, 468 shares of the Company’s outstanding common stock, representing a 10.9% ownership interest in the Company. In addition, Mr. Haydn Hsieh, one of the Company’s directors, is also the President and Chief Executive Officer of Wistron NeWeb.

In November 2000, the Company entered into a license agreement with Qualcomm, Inc. to manufacture and sell Subscriber Units using Qualcomm’s CDMA (Code Division Multiple Access) technology. For the first six months of 2004, the Company has directly paid $774,000 and owes an additional $1.1 million for software purchases, fees and royalties to Qualcomm. In addition, the Company has indirectly purchased Qualcomm products from their contract manufacturer valued at $1.7 million. As of June 30, 2004, Qualcomm owns 605,000 of the 9,166,468 shares of the Company’s outstanding common stock, representing a 6.6% ownership interest in the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The discussion in this section contains certain statements of a forward-looking nature relating to future events or our future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this Report, and the matters set forth under the caption “Risk Factors” below which could cause actual results to vary from those indicated by such forward-looking statements.

Overview

We develop, design and market telecommunications products including Wireless Local Loop (WLL) subscriber terminals, and enhanced wireless devices such as fixed wireless telephones, wireless hybrid products and enhanced wireless devices. Our products are based on the Code Division Multiple Access (CDMA) standard, and are capable of providing voice, data, fax and broadband connectivity.

Until 2004, we derived a majority of our revenue in the wireless market by providing engineering development services to our network operator-based customers for the engineering and development of CDMA-based solutions and applications. In addition, we were spending significant resources on the research and development of our own line of products.

The first quarter of 2004 marked a significant change in our operations. We began our transition from operating as a contract research and development organization to a provider of branded products of our design. In particular, we are focusing on the two product categories listed below:

•	Limited Mobility and Enhanced Fixed WLL Products. These products are dual-purpose products that serve both the traditional fixed WLL and emerging limited mobility and enhanced high-speed wireless data markets. This emerging category will also enable wireless receipt of voice, data and multimedia content. Most of the major CDMA carriers are upgrading to CDMA2000 1x providing data transmission speeds of up to 144Kbps, and in markets with CDMA2000 1xEV-DO, the data transmission speeds are up to 2.4Mbps. We believe these higher speeds will enable WLL terminals to compete with cable, DSL and fiber-optics offerings. During the six months ended June 30, 2004, all of our revenue was derived from CDMA2000 1x products.

•	Hybrid Mobility Products. These products blend multiple technologies into a single, fully integrated handheld device. We are currently pursuing opportunities with carriers globally for strategic product development opportunities.

At the end of 2003, we commenced large scale product manufacturing with our Taiwan-based manufacturing partner, Wistron NeWeb. Wistron is larger than our previous provider and is intended to lend flexibility and scalability to our manufacturing operations. This new manufacturing arrangement has allowed us to fulfill much larger purchase orders as we target large telephone and data carriers worldwide.

We have recently entered into three large supply agreements. At the end of 2003, we entered into agreements for an aggregate price of $17 million to supply TeleCard Limited (Telecard) of Pakistan with a combination of both our high-tier and our low-cost WLL terminal models. In March 2004, we executed our supply agreement with BellSouth International, Inc. (BellSouth), under which we will supply BellSouth and ten of its Latin American affiliates from Argentina, Chile, Colombia, Ecuador, Guatemala, Nicaragua, Panama, Peru, Uruguay and Venezuela with custom-configured models of our CDMA2000 1x advanced fixed wireless desktop phone terminals. BellSouth and its affiliates have agreed to minimum purchase commitments. The BellSouth supply agreement has a one year term, which may be extended for an additional one year period at the sole discretion of BellSouth. In July 2004, we announced the finalization of a $45 million purchase order agreement to supply Tata Teleservices Limited (Tata) custom-configured models of our CDMA2000 1x advanced fixed wireless desktop phone terminals. These shipments for Tata are scheduled to be completed in the third and forth quarters of this year. In addition, we announced that a letter of intent has been signed with Tata to cover the full-year 2005.

Comparisons of our results for the first two quarters of 2004 to the first two quarters of 2003 reflect our shift over the course of recent months from reliance on engineering services conducted for third parties, to the commencement of large-scale product manufacturing and sales. In the first six months of 2004, all of our revenue was generated from our product-based efforts, compared to only 25% from the same period in 2003.

In the second quarter of 2004, we delivered product to each of our three main customers; Tata, Bell South and TeleCard. Revenues increased from $429,000 in the first quarter to $7,875,000 in the second quarter of 2004, a 1736% increase. We expect continued growth in the third quarter, with revenues for the third quarter between $15 and $20 million.

The shift in focus to our product business has led to increased research and development, and selling, general and administrative expenses. We introduced two new products for the CDMA 450 Megahertz spectrum, and expect to sign agreements for these products in the third quarter and recognize revenue for these products by the fourth quarter. Although the 450 Mhz spectrum is positioned throughout much of the world, it remains underutilized. We believe this makes it an attractive spectrum for supporting the introduction or expansion of wireless service in rural areas.

We believe research and development expense and SG&A expense are now at the appropriate levels to fuel growth and manage our business. We expect significant revenue growth to continue over the remainder of the fiscal year. Our operating expenses as a percentage of revenue have decreased in the second quarter compared to the first quarter, and we expect this trend to continue during the remainder of the year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

The following table sets forth, as a percentage of total net revenue, the condensed consolidated statement of operations data for the three month periods ended June 30, 2004 and 2003:

	Three months ended June 30,
	2004	2003
Net revenues
Product sales	100.0%	33.1%
Engineering development service	0.0	66.9

	100.0	100.0

Cost of goods sold
Product sales	87.6	44.9
Engineering development service	0.0	15.7

	87.6	60.6

Gross profit
Product sales	12.4	(11.8)
Engineering development service	0.0	51.1

	12.4	39.3

Operating expenses
Research and development	11.4	7.5
Selling, general and administrative expenses	20.6	25.2

	32.0	32.7

Operating income (loss)	(19.6)	6.6
Other income (expense)	(1.6)	0.7

Income (loss) before income taxes	(21.2)	7.3

Provision (benefit) for income taxes	(8.5)	3.2

Net income (loss)	(12.7)	4.1

Net Revenue and Gross Profit

For the second quarter of 2004, revenues were $7.9 million compared to $5.0 million for the second quarter of 2003; representing a 59% increase. All of our revenues in the 2004 period were from product sales, compared to $1.6 million of product sales during the 2003 period; representing an increase in product sales of 379%. For the second quarter of 2003, $3.3 million of revenues were from engineering services for Verizon Communications, Inc. and another major telecommunications company under third-party contracts that were completed in 2003. We do not anticipate any engineering service revenue in 2004.

At the end of 2003, we commenced large scale product manufacturing with our Taiwan-based manufacturing partner, Wistron NeWeb. This new manufacturing arrangement has allowed us to fulfill much larger purchase orders as we target large telephone and data carriers worldwide. All of our revenue for the three months ended June 30, 2004 derived from our contracts with Telecard Limited of Pakistan, BellSouth International, Inc. and Tata Teleservices Limited (Tata). We expect significant increases in our revenues from these contracts for the year. We also expect to enter into other contracts in the near term resulting in additional revenues for the balance of 2004 and into 2005.

Gross profit decreased from 39.3% for the second quarter of 2003 to 12.4% for the second quarter of 2004. The majority of this decrease is due to the loss of revenue from engineering services, which carried low material content and high margins. In the second quarter of 2003, the engineering service gross profit was 51.1% of total net revenue contributing to the overall high margins for that quarter. During the remainder of 2004, we expect unit cost to reduce due to volume based savings and improved supply chain management. However, we expect gross margin percent to remain stable due to lower average selling price of our products.

Research and Development Expenses

Research and development expenses (R&D) increased from $374,000 in the second quarter of 2003 to $894,000 for the second quarter of 2004. As a percentage of revenue, this increase in R&D expenses represents an increase from 7.5% in the second quarter of 2003 to 11.4% for the second quarter of 2004. Much of this variance is due to the shift from engineering revenue to product revenue. For the second quarter of 2003, engineering expenses were recorded to both cost of sales for work performed from our engineering service business and to R&D expense for our company funded expenses. For the second quarter of 2004, the entire engineering staff was dedicated to the development and implementation of our own Axesstel products, resulting in an increase in recorded research and development expense. The shift in engineering resources to our product development program is designed to increase the product portfolio of our CDMA wireless products as we pursue greater market share for our products. We anticipate that R&D expenses will not increase significantly for the balance of the year, but decrease as a percentage of revenues as result of projected revenue increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased 29.6%, from $1.3 million in the second quarter of 2003 to $1.6 million in the second quarter of 2004. This increase is primarily related to additional headcount and wages. However, SG&A as a percentage of sales decreased from 25.2% in the second quarter of 2003 to 20.6% in the second quarter of 2004. We anticipate SG&A expenses will not increase significantly during the remainder of the year and continue to decrease as a percentage of revenue, during the remainder of the year, as our expected revenue volumes will allow us to better absorb these expenses.

Other Income (expense)

We had $38,000 in other income for the second quarter of 2003 compared to $125,000 of other expense for the second quarter of 2004. The shift was primarily the result of increased interest charges and transaction costs related to our financings that occurred during the first quarter of 2004.

Provision (benefit) for income taxes

During the second quarter of 2003 income tax expense was $159,000 compared to a benefit of $666,000 for the second quarter of 2004. The shift was directly related to our loss before income taxes in the 2004 period of $1.7 million, compared to income before income taxes of $364,000 million for the 2003 period.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

The following table sets forth, as a percentage of total net revenue, the condensed consolidated statement of operations data for the six month periods ended June 30, 2004 and 2003:

	Six months ended June 30,
	2004	2003
Net revenues
Product sales	100.0%	25.2%
Engineering development service	0.0	74.8

	100.0	100.0

Cost of goods sold
Product sales	87.2	33.8
Engineering development service	0.0	17.6

	87.2	51.4

Gross profit
Product sales	12.8	(8.6)
Engineering development service	0.0	57.2

	12.8	48.6

Operating expenses
Research and development	18.7	5.3
Selling, general and administrative expenses	40.4	23.4

	59.1	28.7

Operating income (loss)	(46.3)	19.9
Other income (expense)	(2.5)	1.8

Income (loss) before income taxes	(48.8)	21.7

Provision (benefit) for income taxes	(19.5)	9.4

Net income (loss)	(29.3)	12.3

Net Revenue and Gross Profit

For the first six months of 2004, revenues were $8.3 million compared to $8.2 million for the second quarter of 2003; representing a 1% increase from the previous year’s comparable period. All of our revenues in the 2004 period were from product sales, compared to $2.1 million of product sales during the 2003 period; representing an increase in product sales of 299%. For the six months ended June 30, 2003, $6.2 million of revenues were from engineering services for Verizon Communications, Inc. and another major telecommunications Company under third-party contracts that were completed in 2003. We do not antipate any engineering service revenue in 2004.

Gross profit decreased from 48.6% in the first two quarters of 2003 to 12.8% for the first two quarters of 2004. The majority of this decrease is due to the loss of revenue from engineering services, which carried low material content and high margins. In the first six months of 2003, the engineering service gross profit was 57.2% of total net revenue contributing to the overall high margins for that period.

Research and Development Expenses

Research and development expenses (R&D) increased from $439,000 in the six months ended June 30, 2003, to $1.6 million in the six months ended June 30, 2004. As a percentage of revenue, this increase in R&D expenses represents an increase from 5.3% in the first six months of 2003 to 18.7% in the first six months of 2004. Much of this variance is due to the shift from engineering revenue to product revenue. For the 2003 period, engineering expenses were recorded to both cost of sales for work performed from our engineering service business and to R&D expense for our company funded expenses. For the 2004 period, the entire engineering staff was dedicated to the development and implementation of our own Axesstel products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased 73.7%, from $1.9 million for the six months ended June 30, 2003, to $3.4 million for the comparable period of 2004, Furthermore, SG&A as a percentage of sales increased from 23.4% for the first two quarters of 2003 to 40.4% in the first two quarters of 2004. This increase in SG&A is primarily attributed to the increase in the number of employees included in SG&A, increased wages and benefits, increased legal and outside consulting fees, and the write-down of impaired goodwill of approximately $137,000.

Other Income (expense)

We had $148,000 in other income for the first six months of 2003 compared to $205,000 of other expense in the first six months of 2004. The shift was primarily the result of increased interest charges and transaction costs related to our financings that occurred during the first quarter of 2004.

Provision (benefit) for income taxes

During the six months ended June 30, 2003 income tax expense was $772,000 compared to a benefit of $1.6 million for the six months ended June 30, 2004. The shift was directly related to our loss before income taxes in the 2004 period of $2.4 million, compared to income before income taxes of $1.0 million for the 2003 period.

Liquidity and Capital Resources

At June 30, 2004, we had negative working capital of $1.1 million compared to negative working capital of $3.3 million at December 31, 2003. The increase in working capital reflected net cash from financing activities of $5.3 million offset by our net loss of $2.4 million, additional cash usage by operations of $0.7 million, and $1.1 million of cash used in investing activities, which included software, equipment purchases and capitalized software development costs.

During the first six months in 2004, the expected net loss resulted in a net cash usage in operations of $3.1 million. Additional investment activity for software, equipment and software development created an additional outflow of $1.1 million. We forecasted this outflow of cash at the start of the year as we transitioned away from our reliance on our engineering development services business to introduce our branded products in the marketplace. We generated cash of $5.3 million during the first six months from our financing activities to support this transition.

During the first six months of 2003, cash flows generated through operations helped us fund investment in equipment and the development of our software. Net cash provided from operations totaled $2.2 million, while the outflow of cash used in investing activities totaled $1.4 million.

Our current plans indicate that we will require approximately $1 million in additional capital to fund our operations until our operations become self-funding, which is expected to occur during the third quarter of 2004. The availability of additional capital will depend on a number of factors, some of which are outside our control. These include general market conditions, conditions in the private equity markets where we have historically raised capital, the then-current market price of our common stock, our ability to enter into major contracts for the sale of our products, and our perceived future prospects.

Our ability to raise capital could also be affected by any of the risks affecting our business discussed under the heading “Risk Factors Relating to Our Business” below.

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

Sale of $1,000,000 Unsecured Convertible Term Note

In January 2004, we completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1 million to North America Venture Fund II, L.P., an accredited investor. Interest accrues on the note at the rate of 3% above prime, and is payable in arrears. The principal and accrued interest due under the note are convertible by the North America into shares of our common stock at a conversion price of $2.00 per share. All unpaid principal and accrued interest, if not sooner converted, is due on January 8, 2005.

We filed a registration statement on Form S-2 covering the resale of the shares of common stock obtainable upon the conversion of the note, which registration statement was declared effective in May 2004.

Sale of 1,360,000 Shares of Common Stock and Warrants to Purchase 1,632,000 Shares of Common Stock

In January 2004, we sold to seven accredited investors in a private placement an aggregate of 1,360,000 shares of our common stock at a price of $2.00 per share for gross proceeds of $2,720,000. In connection with the private placement, we also issued to the investors warrants to purchase an aggregate of 1,632,000 shares of our common stock. 860,000 of these warrants have an exercise price of $1.00 per share and are exercisable until July 8, 2004. 500,000 of the warrants have an exercise price of $1.00 per share and are exercisable until January 8, 2005. The other 272,000 warrants have an exercise price of $2.00 per share, subject to an increase to $3.30 per share upon the completion of certain milestones, and are exercisable beginning on the first date on which the achievement of the milestones can be determined and expire 18 months after that date.

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

We filed a registration statement on Form S-2 covering the resale of the shares of common stock obtainable upon conversion of the note and exercise of the warrants held by Laurus and the finder, which registration statement was declared effective in May 2004.

Critical Accounting Policies

During the second quarter of 2004, there were no material changes to our critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions.

Risk Factors Relating To Our Business.

In addition to the other information in this report or incorporated in this report by reference, you should consider carefully the following factors in evaluating us and our business before purchasing our common stock:

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

We focus our business primarily on developing CDMA products for wireless telecommunications applications. Other digital wireless communications technologies, particularly GSM and PHS technology, have been more widely deployed than CDMA technology in our target markets. IF CDMA technology does not become the preferred wireless communications industry standard in the countries where our products and those of our customers are sold, or if wireless operators do not deploy networks that utilize CDMA technology, our business and financial results could suffer.

To increase our revenues and market share in the future periods, we are dependent upon the commercial deployment of 3G wireless communications equipment, products and services based on CDMA technology. Although network operators have commercially deployed CDMA2000 IX, we cannot predict the timing or success of further commercial deployments of CDMA2000 IX, WCDMA or other CDMA systems. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000 IX, WCDMA or other CDMA systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if network operators deploy competing technologies or switch existing networks from CDMA to GSM or if network operators introduce new technologies.

Our subsidiary and a former distribution and development partner are involved in a dispute which may result in claims seeking to enforce a contractual covenant of our subsidiary not to develop CDMA WLL products or compete in the CDMA WLL business.

Axess Telecom Co., Ltd. (ATC), a company located in the Republic of Korea (South Korea), was our subsidiary’s (Axesstel-California) South Korean development and distribution partner for CDMA WLL products through late 2002 and early 2003. ATC has indicated an intention to file a lawsuit against our subsidiary in South Korea. The action is purported to involve a covenant in a September 2001 distribution agreement whereby Axesstel-California agreed not to develop CDMA WLL products or compete in the CDMA WLL business without ATC’s consent for a period of five years from the date of the agreement, and possibly certain other claims. The covenant in question includes a provision requiring a payment of $1 billion KRW (approximately $860,000 U.S.) in the event of breach, and ATC has indicated that it intends to seek damages greater than such amount.

Axesstel-California believes it is no longer bound by any provisions of the subject agreement as a result of the rescission of such agreement, and believes it has other meritorious defenses to ATC’s purported claims. Nonetheless, the possibility of this litigation subjects our subsidiary to significant liabilities, costs and expenses. An adverse outcome in litigation (or similar proceedings) against our subsidiary could subject our subsidiary to significant liabilities, require our subsidiary to license disputed rights from ATC or others; and/or require our subsidiary to cease marketing some or all of our current products.

Any of these events could have a material adverse effect on our business, liquidity, results of operation and financial position. In addition, even if our subsidiary prevails in any litigation or similar proceedings which might arise out of these circumstances, the legal fees and other costs and expenses associated with litigation and may be substantial and may adversely impact our business, liquidity, results of operation and financial position. See “Legal Proceedings” below for a more complete description of the dispute with ATC, including a motion for a preliminary court order filed by our Korean subsidiary to enjoin ATC from using the trademark “Axess.”

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

We believe that our success depends, in part, on our ability to obtain and enforce intellectual property protection for our technology. We filed five full applications and four additional provisional patents and will continue to apply for intellectual protection and licensing opportunities as appropriate. It is possible that any of our existing patents, or any patents that we may obtain in the future, will expire, be challenged, invalidated or circumvented. If we lose or cannot enforce patent protection for our technology and products, our competitive position will be significantly harmed because it would be much easier for competitors to sell products similar to ours. Alternatively, a competitor may independently develop and/or patent technologies that are substantially equivalent to or superior to our technology. If this happens, our patents will not provide protection and our competitive position will be significantly harmed.

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

The intense competition in the fixed wireless telecommunications industry could prevent us from achieving or sustaining profitability.

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

Our industry is subject to competition that could result in declining average selling prices for our products, negatively affecting our revenues and operating results.

We currently face significant competition in our markets and expect that competition will continue. Competition in the telecommunications market is affected by various factors, including:

•	comprehensiveness of products and technologies;

•	manufacturing capabilities;

•	scalability and the ability of the system technology to meet customers’ immediate and future network requirements;

•	product performance and quality;

•	design and engineering capabilities;

•	compliance with industry standards;

•	time to market;

•	system cost; and

•	customer support.

This competition may result in reduced selling prices for our products. Reductions in the average selling price of our products generally result in reduced operating profits. While pricing pressures from competition may, to a large extent, be mitigated by the cost reductions in our manufacturing and supply chain expenses, there is no guarantee that such mitigation will occur. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications and the trend toward global expansion by foreign and domestic competitors.

We may not be able to obtain the funding we need to operate our business.

Our ability to continue operations depends on having adequate funds to cover our expenses. Our current operating plan provides for significant expenditures for research and development of new products, development of new markets for our products, and marketing programs for our products. Our current plans indicate that we will require approximately $1 million in additional capital to fund our operations until our operations become self-funding, which is expected to occur during the third quarter of 2004. The availability of additional capital will depend on a number of factors, some of which are outside our control. These include general market conditions, conditions in the private equity markets where we have historically raised capital, the then-current market price of our common stock, our ability to enter into major contracts for the sale of our products, and our perceived future prospects.

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

We are dependent on the success and timing of large orders from individual customers that may not be recurring, or may not recur in a predictable fashion. For the six months ended June 30, 2004 sales to Telecard Limited of Pakistan, BellSouth International, Inc. and Tata Teleservices Limited accounted for approximately 100% of total revenues. We anticipate that sales to individual customers will continue to represent significant percentages of future sales volume, and the loss or delay in orders to individual customers may significantly impair quarterly results of operations and could cause our stock price to decline.

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

Our exclusive arrangements with some customers may limit our pursuit of market opportunities and may result in a loss of revenues.

We have granted some of our customers exclusivity on specific products, which means that we are only permitted to sell those specially engineered products to them. We expect that in some cases our existing customers and new customers may require us to give them exclusivity on new products that we make for them. By entering into exclusive arrangements, we may forgo opportunities to supply these products to other companies. In addition, if we enter into exclusive relationships with customers who prove to be unsuccessful, our revenues will be negatively affected. We may not be able to establish business relationships with, or negotiate acceptable arrangements with, significant customers in the future. In addition, our current or future arrangements with significant customers may not continue or be successful.

Sales of common stock issuable on the exercise of outstanding options and warrants may depress the price of the common stock.

As of June 30, 2004, there were options and warrants granted to our employees, directors and consultants to purchase approximately 7.8 million shares of the Company’s common stock, of which options and warrants for approximately 6.2 million shares were exercisable at that time. The exercise prices for the options and warrants range from $.07 to $4.25 per share with a weighted average exercise price of $0.86. Options to purchase the remaining approximately 1.6 million shares will become exercisable over the next three years. In the future we may issue additional shares of common stock, convertible securities, options and warrants. The issuance of shares of common stock issuable upon the exercise of convertible securities, options or warrants could cause substantial dilution to holders of common stock. It also could negatively affect the terms on which we could obtain equity financing.

There is a limited public market for our common stock. As a result, our stockholders may be unable to readily sell their common stock or may experience higher transaction costs resulting from pricing inefficiencies.

Historically, there has been a limited public market for the shares of our common stock. Our common stock is currently quoted on the American Stock Exchange. This means that our investors may not be able to sell their stock readily and there may be inefficiencies in the pricing of our stock that could result in broader spreads between the bid and the ask prices.

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

The process of developing new technology is complex and uncertain, and if we fail to accurately predict the changing needs of our customers and emerging technological trends, our results and financial condition may suffer. We must commit significant resources, including those contracted from third parties, for research and development of new products before knowing whether our investments will result in products the market will accept.

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

The convertible term note we issued in March 2004 to Laurus Master Fund, Ltd. is collateralized by a general security interest in our assets. If we were to default under the terms of the note or corresponding security agreement, then Laurus would have the right to foreclose on our assets.

In March 2004, we completed the sale and issuance to Laurus Master Fund, Ltd. of a $3 million convertible term note. As of June 30, 2004, $2.7 million was outstanding under that note, which is collateralized by a general security interest in our assets pursuant to the terms of a security agreement executed by us in connection with the sale and issuance of the note. If we were to default under the terms and conditions of the note or the security agreement, Laurus would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operation and financial position.

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

In July 2004, the Company filed a motion for preliminary injunction against Axess Telecom Co., Ltd., a company located in the Republic of Korea (ATC), in the Suwon District Court, Republic of Korea. In the motion, the Company seeks a preliminary court order (similar to a temporary restraining order) enjoining ATC from using the trademark “Axess.”

Under the Development Agreement, Axesstel-California agreed to develop an IS 95A Wireless Local Loop (WLL) product for ATC. Axesstel-California rescinded the Development Agreement in 2002 as a result of certain breaches by ATC. Under the Distribution Agreement, Axesstel-California was granted the exclusive right to distribute ATC’s CDMA WLL phones and terminals in the United States of America, Latin America, South America, the Caribbean and Canada. ATC purported to terminate the Distribution Agreement in early 2003.

Axesstel-California believes that ATC was using intellectual property rights developed by Axesstel-California and its former subsidiary under the Development Agreement despite the rescission, and ATC has apparently continued to do so after verbal warning. ATC has verbally indicated its belief that it is entitled to use such intellectual property rights. ATC has further indicated an intention to file a lawsuit against Axesstel-California in South Korea. The action is purported to involve a covenant in the Development Agreement whereby Axesstel-California agreed not to develop CDMA WLL products or compete in the CDMA WLL business without ATC’s consent for a period of five years from the date of the Development Agreement, and possibly certain other claims. The covenant includes a provision stating a payment for its breach of $1 billion KRW (approximately $860,000 U.S.), although ATC has indicated that it intends to seek damages greater than such amount. Axesstel-California believes it is no longer bound by any provisions of the Development Agreement as a result of the rescission thereof, and believes it has other meritorious defenses to ATC’s purported claims. Axesstel-California further believes it has various claims against ATC, including infringement and breach of contract associated with the Development Agreement and the Distribution Agreement.

Axesstel-California intends to pursue motion for preliminary injunction, and defend its positions with respect to the Development Agreement and the Distribution Agreement vigorously should litigation develop with respect to these matters. Litigation is by its nature subject to inherent uncertainties, and an adverse result in these or other matters may harm our business.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

In June 2004, the Company issued 860,000 shares of its common stock at an exercise price of $1.00 per share to six accredited investors (including 500,000 shares to Wistron NeWeb) in connection with the exercise of warrants from the Company’s January 2004 private placement. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, and Regulation D, Rule 506 promulgated thereunder.

In June 2004, the Company issued 125,000 shares of its common stock at the conversion price of $2.00 per share to North America Venture Fund II, L.P. in connection to the conversion of 25% of the investor’s convertible term note of $1,000,000, funded in January 2004. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, and Regulation D, Rule 506 promulgated thereunder.

In June 2004, the Company issued 37,000 shares of its common stock at the conversion price of $3.16 per share to Laurus Master Fund, LTD. in connection with the payment of a portion of the principal and interest charges related to the investor’s convertible term note of $3,000,000, funded in March 2004. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, and Regulation D, Rule 506 promulgated thereunder.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

Exhibit Number	Description of Document

10.1	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

(b)	Reports on Form 8-K

On May 19, 2004, we furnished a Form 8-K containing disclosure in Item 12. On May 28, 2004, we furnished a Form 8-K containing disclosure in Item 9.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2004

AXESSTEL, INC., a Delaware corporation

By	/s/ DAVID MORASH
David Morash
President, Chief Operating Officer and Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

10.1	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith