Form 10QSB/A
period 2004-03-31
AXESSTEL INC
filed 2004-09-07
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of: September 2, 2004
Common Stock, $.001 par value	9,290,475

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A (i) amends and adds disclosure to Items 1 and 2 in Part I and Items 1 and 2 in Part II; (ii) amends Item 6 in Part II, and adds certain exhibits referred to therein, and (iii) includes an updated report on controls and procedures in Item 3 of Part II. No revisions have been made to the unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), or Condensed Consolidated Statements of Cash Flow included herein. Except for (a) the cover page, (b) disclosure in Part I, Item 3 concerning management’s evaluation of disclosure controls and procedures and (c) disclosure in Part II, Item 1 regarding legal proceedings, this report does not reflect any events or circumstances occurring after May 24, 2004, the original filing date of the Company’s Form 10-QSB for the quarter ended March 31, 2004.

Axesstel, Inc.

Except where the context otherwise requires, all references in this Report to the Registrant, the Company, Axesstel, we or our refer to Axesstel, Inc., a Nevada Corporation.

PART I –FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,960,433	$376,336
Accounts receivable	216,000	1,408,888
Prepayments and other current assets	812,355	612,687

Total current assets	3,988,788	2,397,911
Property and equipment, net	1,516,417	1,463,266
Other assets
Security deposits	163,359	158,418
Deferred tax assets	1,837,496	880,000
License fee	3,000,000	3,000,000
Software development costs	1,307,200	1,033,909
Goodwill	385,564	522,453
Other	660,447	324,981

Total other assets	7,354,006	5,919,761

Total assets	$12,859,271	$9,780,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$847,353	$1,479,466
Due to Qualcomm, Inc.	900,000	1,300,000
Short-term note payable ($1,000,000 less $97,188 discount in 2004, no discount in 2003)	902,812	200,000
Current obligations under capital leases	—	221,040
Customer advances	998,428	—
Fund raising advances	—	1,720,000
Accrued expenses and other current liabilities	729,849	810,524

Total current liabilities	4,378,442	5,731,030
Long-term liabilities
Long-term note payable ($3,000,000 less $201,257 discount)	2,798,743	—

Total long-term liabilities	2,798,743	—
Stockholders’ equity
Common stock, par value $0.001; authorized 50,000,000 shares; 8,109,168 and 6,699,168 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	8,109	6,699
Additional paid-in capital	9,470,208	6,400,803
Accumulated other comprehensive loss	(38,890)	(37,694)
Accumulated deficit	(3,757,341)	(2,319,900)

Total stockholders’ equity	5,682,086	4,049,908

Total liabilities and stockholders’ equity	$12,859,271	$9,780,938

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

	Three months ended March 31,
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

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2003: dividend yields of 0%, expected volatility of 133%, risk-free interest rate of 6%, and expected lives of five years.

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Goodwill and Other Assets

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company has completed its testing for the year ended December 31, 2003 using the method discussed in SFAS No. 142. In the first quarter of 2004, the Company recorded a charge of approximately $137,000 in the first quarter of goodwill that management deemed impaired. Impairment costs, when recognized, are recorded as a charge to operations.

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

In March 2004, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock, the first 50,000 shares of which are exercisable at $3.31 per share, the next 25,000 shares of which are exercisable at $3.59 per share and the balance of which are exercisable at $3.88 per share to a institutional investor in connection with the Company’s issuance of a $3 million convertible note. In addition, the Company issued a warrant to purchase 47,468 shares of its common stock at an exercise price of $3.16 per share to an accredited investor for finder’s fee expense related to this financing.

Stock Option Activity

In September 2002, the Company established a stock option plan, which was approved by resolutions of the Board of Directors, pursuant to which options to purchase a total of 911,671 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this stock option plan vest over a three-year period. As of March 31, 2004, options to purchase 870,367 shares of common stock under the plan have been granted to the Company’s employees, officers, directors and consultants and are outstanding. The Company granted to certain of its employees options to purchase 23,000 shares of common stock under the plan during the period ending March 31, 2004.

In March 2003, the Company established an additional stock option plan, which was approved by resolutions of the Board of Directors, pursuant to which options to purchase a total of 982,171 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

this stock option plan vest over a three-year period. As of March 31, 2004, options to purchase 878,500 of the 982,171 shares of common stock authorized under the plan have been granted to the Company’s employees, officers, directors and consultants and are outstanding. The Company granted to certain of its employees options to purchase 500,000 shares of common stock under the plan during the period ending March 31, 2004.

In September 2003, the Company established an additional stock option plan, which was approved by resolutions of the Board of Directors, pursuant to which options to purchase a total of 1,000,000 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. As of March 31, 2004, options to purchase 250,000 of the 1,000,000 shares of common stock authorized under the plan have been granted to the Company’s employees, officers, directors and consultants and are outstanding. The Company granted to certain of its employees options to purchase 250,000 shares of common stock under the plan during the period ending March 31, 2004.

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

6. FINANCINGS.

Sale of $1,000,000 Unsecured Convertible Term Note

In January 2004, the Company completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1 million to North America Venture Fund II, L.P., an accredited investor which note was amended pursuant to a letter agreement dated April 15, 2004. Interest accrues on the note at the rate of 3% above prime, and is payable monthly in cash. The principal due under the note is convertible by North America at any time into shares of our common stock at a conversion price of $2.00 per share. North America converted 25% of the original principal amount due under the note and has agreed to convert 25% of the original principal amount due under the note at the end of each three-month period following the effectiveness of this registration statement, if not converted earlier. All unpaid principal and accrued interest, if not sooner converted, is due on January 8, 2005.

The Company filed a registration statement on Form S-2 covering the resale of the shares of common stock obtainable upon the conversion of the note, which registration statement was declared effective in May 2004.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Sale of $3,000,000 Secured Convertible Term Note and Warrant

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Forward-Looking Statements

The discussion in this section contains certain statements of a forward-looking nature relating to future events or our future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this Report, and the matters set forth under the caption “Risk Factors Relating To Our Business ” below which could cause actual results to vary from those indicated by such forward-looking statements.

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

We have recently entered into two large supply agreements. At the end of 2003, we entered into agreements for an aggregate price of $17 million to supply TeleCard Limited of Pakistan with a combination of both our high-tier and our low-cost WLL terminal models. In March 2004, we executed our supply agreement with BellSouth International, Inc., whereby we will supply BellSouth and ten of its Latin American affiliates from Argentina, Chile, Colombia, Ecuador, Guatemala, Nicaragua, Panama, Peru, Uruguay and Venezuela with custom-configured models of our CDMA2000 1x advanced fixed wireless desktop phone terminals. BellSouth and its affiliates have agreed to minimum purchase commitments. The BellSouth supply agreement has a one year term, which may be extended for an additional one year period at the sole discretion of BellSouth.

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

	Three months ended March 31,
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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED

MARCH 31, 2003

Net Revenue and Gross Profit

For the first quarter of 2004, revenues were $429,000 compared to $3.3 million for the first quarter of 2003; representing an 87% decrease from the previous year’s first quarter. This reduction in revenue was in line with previously announced management expectations, and was caused by our transition from operating as a contract research and development organization to a manufacturer of branded products for large telephone and data carriers worldwide. All of our revenues in the 2004 period were from product sales. For the first quarter of 2003, $435,000 of revenues were from sales of products, and $2.8 million of revenues were from engineering services for Verizon Communications, Inc. and another major telecommunications company under third-party contracts that were completed in 2003.

At the end of 2003, we commenced large scale product manufacturing with our Taiwan-based manufacturing partner, Wistron NeWeb. This new manufacturing arrangement will allow us to fulfill much larger purchase orders as we target large telephone and data carriers worldwide. We have recently entered into two large supply agreements. In March, 2004, we completed a supply agreement with BellSouth International, Inc. At the end of 2003, we entered into agreements for an aggregate price of $17 million with TeleCard Limited of Pakistan. Our first quarter 2004 results include only two weeks of product shipments under our BellSouth and TeleCard supply contracts. The majority of our start-up requirements for deliveries under the BellSouth and TeleCard supply contracts are complete, and we expect significant increases in our revenues from these contracts for the remaining quarters in the fiscal year. We also expect to enter into other contracts in the near term that will increase our revenues for the balance of 2004 and into 2005.

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

Sale of $1,000,000 Unsecured Convertible Term Note

In January 2004, the Company completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1 million to North America Venture Fund II, L.P., an accredited investor which note was amended pursuant to a letter agreement dated April 15, 2004. Interest accrues on the note at the rate of 3% above prime, and is payable monthly in cash. The principal due under the note is convertible by North America at any time into shares of our common stock at a conversion price of $2.00 per share. North America converted 25% of the original principal amount due under the note and has agreed to convert 25% of the original principal amount due under the note at the end of each three-month period following the effectiveness of this registration statement, if not converted earlier. All unpaid principal and accrued interest, if not sooner converted, is due on January 8, 2005.

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

Sale of $3,000,000 Secured Convertible Term Note and Warrant

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

To increase our revenues and market share in the future periods, we are dependent upon the commercial deployment of 3G wireless communications equipment, products and services based on CDMA technology. Although network operators have commercially deployed CDMA2000 1x, we cannot predict the timing or success of further commercial deployments of CDMA2000 1x, WCDMA or other CDMA systems. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000 1x, WCDMA or other CDMA systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if network operators deploy competing technologies or switch existing networks from CDMA to GSM or if network operators introduce new technologies.

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

Any of these events could have a material adverse effect on our business, liquidity, results of operation and financial position. In addition, even if our subsidiary prevails in any litigation or similar proceedings which might arise out of these circumstances, the legal fees and other costs and expenses associated with litigation may be substantial and may adversely impact our business, liquidity, results of operation and financial position. See “Legal Proceedings” below for a more complete description of the dispute with ATC, including a motion for a preliminary court order filed by our Korean subsidiary to enjoin ATC from using the trademark “Axess.”

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

We believe that our success depends, in part, on our ability to obtain and enforce intellectual property protection for our technology. We filed five full patent applications and four provisional patents and will continue to apply for intellectual protection and licensing opportunities as appropriate. It is possible that any of our existing patents, or any patents that we may obtain in the future, will expire, be challenged, invalidated or circumvented. If we lose or cannot enforce patent protection for our technology and products, our competitive position will be significantly harmed because it would be much easier for competitors to sell products similar to ours. Alternatively, a competitor may independently develop and/or patent technologies that are substantially equivalent to or superior to our technology. If this happens, our patents will not provide protection and our competitive position will be significantly harmed.

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

We caution you that our cash requirements may vary and are difficult to predict. We target markets in developing countries for product sales, and the nature of these markets makes it difficult to predict revenues. Events that we cannot anticipate, economic and political factors, and our customers’ ability to execute their plans, may result in order cancellations which may increase our capital needs. Thus, our actual cash requirements may be greater than we currently anticipate.

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

We are dependent on the success and timing of large orders from individual customers that may not be recurring, or may not recur in a predictable fashion. For the three months ended March 31, 2004 sales to Telecard Limited of Pakistan and BellSouth International accounted for approximately 100% of total revenues. We anticipate that sales to individual customers will continue to represent significant percentages of future sales volume, and the loss or delay in orders to individual customers may significantly impair quarterly results of operations and could cause our stock price to decline.

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

As of March 31, 2004, there were options and warrants granted to our employees, directors and consultants to purchase approximately 8.7 million shares of the Company’s common stock, of which options and warrants for approximately 7.0 million shares were exercisable at that time. The exercise prices for the options and warrants range from $.07 to $3.50 per share with a weighted average exercise price of $0.89. Options to purchase the remaining approximately 1.7 million shares will become exercisable over the next three years. In the future we may issue additional shares of common stock, convertible securities, options and warrants. The issuance of shares of common stock issuable upon the exercise of convertible securities, options or warrants could cause substantial dilution to holders of common stock. It also could negatively affect the terms on which we could obtain equity financing.

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

The market price of our common stock has been, and may continue to be, volatile, which means the value of your Axesstel stock may fluctuate. Factors that are difficult to predict and which contribute to volatility and may have other significant impacts on the market price of our common stock include:

•	quarterly revenue,

•	statements and ratings by financial analysts,

•	overall market performance, and

•	announcements by our competitors concerning new product developments and other events affecting our business or competitive position.

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

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies. As a result, certain key parts, such as chipsets, may be available only from a single supplier or a limited number of suppliers. On occasion, we have experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key suppliers, which limits our ability to manufacture our products. Our results of operations may be materially and adversely impacted if we cannot obtain sufficient parts to meet our requirements in a timely and cost effective manner. For example, we presently are experiencing a delay in receiving the necessary chips from Qualcomm because of the excess of demand over supply Qualcomm is experiencing. This is reducing and may continue to reduce our ability to meet customer demand for our product, potentially leading them to buy from other suppliers.

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

In March 2004, we completed the sale and issuance to Laurus Master Fund, Ltd. of a $3 million convertible term note. As of March 31, 2004, $3.0 million was outstanding under that note, which is collateralized by a general security interest in our assets pursuant to the terms of a security agreement executed by us in connection with the sale and issuance of the note. If we were to default under the terms and conditions of the note or the security agreement, Laurus would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operation and financial position.

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

Sale of $1,000,000 Unsecured Convertible Term Note

In January 2004, the Company completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1 million to North America Venture Fund II, L.P., an accredited investor which note was amended pursuant to a letter agreement dated April 15, 2004. Interest accrues on the note at the rate of 3% above prime, and is payable monthly in cash. The principal due under the note is convertible by North America at any time into shares of our common stock at a conversion price of $2.00 per share. North America converted 25% of the original principal amount due under the note and has agreed to convert 25% of the original principal amount due under the note at the end of each three-month period following the effectiveness of this registration statement, if not converted earlier. All unpaid principal and accrued interest, if not sooner converted, is due on January 8, 2005.

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

Sale of $3,000,000 Secured Convertible Term Note and Warrant

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

So long as 25% of the principal amount of the Note is outstanding, the consent of Laurus is required to declare or pay any dividends, other than dividends with respect to our preferred stock, if any. The note is secured by a blanket lien on substantially all of our assets pursuant to a security agreement executed by us in connection with the note. If an event of default occurs under the security agreement, Laurus has the right to accelerate payments under the note and to take possession of our assets, in addition to other remedies.

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

Issuance of Options and Shares of Common Stock to Employees, Consultants and Directors

During the first quarter of 2004, we issued to certain of our employees a total of 35,300 shares of our common stock and options to purchase 773,000 shares of our common stock. The exercises price of the options range from $2.15 per share to $2.80 per share. The options vest quarterly in equal installments over a period of three years and expire ten years after the date of issuance.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description of Document
10.1	Convertible Note Purchase Agreement made and entered into as of January 8, 2004, by and among the registrant, North American Venture Fund II, L.P., Mike H.P. Kwon and Satoru Yukie.(1)

10.2	Convertible Term Note issued January 8, 2004, by the registrant to North America Venture Fund II, L.P.**

10.3	Common Stock and Warrant Purchase Agreement made and entered into as of January 8, 2004, by and among the registrant, the parties listed on the Schedule of Investors attached thereto as Exhibit A, Mike H.P. Kwon and Satoru Yukie.(1)

10.4	Form of Common Stock Purchase Warrant, exercise price $1.00, dated January 8, 2004**

10.5	Form of Common Stock Purchase Warrant, exercise price $2.00 subject to adjustment, dated January 8, 2004**

10.6	Securities Purchase Agreement made and entered as of March 16, 2004, by and between the registrant and Laurus Master Fund, Ltd.(2)

10.7	Convertible Term Note issued March 16, 2004 by the registrant to Laurus Master Fund, Ltd.**

10.8	Security Agreement made and entered into as of March 12, 2004, by and among the registrant and Laurus Master Fund, Ltd.**

10.9	Common Stock Purchase Warrant issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd.**

10.10	Registration Rights Agreement made and entered into as March 11, 2004, by and among the registrant and Laurus Master Fund, Ltd.**

10.11	Offer Letter for David Morash, dated December 3, 2003.*

10.12	Offer Letter for Patrick Gray, dated February 11, 2004.*

10.13	Offer Letter for Lixin Cheng, dated December 22, 2003.*

10.14	Supply Agreement between BellSouth International, Inc. and Axesstel California, dated March 18, 2004.*

10.15	Form of Warrant issued to finder and its assignees, dated March 11, 2004, in connection with the March 2004 Convertible Note Financing.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

**	previously filed

(1)	Incorporated by reference to the exhibits filed with Form 8-K on January 22, 2004.

(2)	Incorporated by reference to the exhibits filed with Form 8-K on March 25, 2004.

(b)	Reports on Form 8-K

On January 8, 2003, we filed a Form 8-K containing disclosure in Items 5 and 7. On March 25, 2003, we furnished a Form 8-K containing disclosure in Item 12. On March 25, 2003, we filed a Form 8-K containing disclosure in Items 5 and 7.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 3, 2004

AXESSTEL, INC., a Nevada corporation

By	/s/ MIKE HP KWON
Mike HP Kwon,
Chief Executive Officer

By	/s/ DAVID MORASH
David Morash,
President, Chief Operating Officer and Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
10.1	Convertible Note Purchase Agreement made and entered into as of January 8, 2004, by and among the registrant, North American Venture Fund II, L.P., Mike H.P. Kwon and Satoru Yukie.(1)

10.2	Convertible Term Note issued January 8, 2004, by the registrant to North America Venture Fund II, L.P.**

10.3	Common Stock and Warrant Purchase Agreement made and entered into as of January 8, 2004, by and among the registrant, the parties listed on the Schedule of Investors attached thereto as Exhibit A, Mike H.P. Kwon and Satoru Yukie.(1)

10.4	Form of Common Stock Purchase Warrant, exercise price $1.00, dated January 8, 2004**

10.5	Form of Common Stock Purchase Warrant, exercise price $2.00 subject to adjustment, dated January 8, 2004**

10.6	Securities Purchase Agreement made and entered as of March 16, 2004, by and between the registrant and Laurus Master Fund, Ltd.(2)

10.7	Convertible Term Note issued March 16, 2004 by the registrant to Laurus Master Fund, Ltd.**

10.8	Security Agreement made and entered into as of March 12, 2004, by and among the registrant and Laurus Master Fund, Ltd.**

10.9	Common Stock Purchase Warrant issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd.**

10.10	Registration Rights Agreement made and entered into as March 11, 2004, by and among the registrant and Laurus Master Fund, Ltd.**

10.11	Offer Letter for David Morash, dated December 3, 2003.*

10.12	Offer Letter for Patrick Gray, dated February 11, 2004.*

10.13	Offer Letter for Lixin Cheng, dated December 22, 2003.*

10.14	Supply Agreement between BellSouth International, Inc. and Axesstel California, dated March 18, 2004.*

10.15	Form of Warrant issued to finder and its assignees, dated March 11, 2004, in connection with the March 2004 Convertible Note Financing.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

**	previously filed

(1)	Incorporated by reference to the exhibits filed with Form 8-K on January 22, 2004.

(2)	Incorporated by reference to the exhibits filed with Form 8-K on March 25, 2004.