Form 10QSB/A
period 2004-06-30
AXESSTEL INC
filed 2004-09-07
CIK 1092492

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

Explanatory Note

This Amendment No. 1 on Form 10-QSB amends and adds disclosure to Items 1 and 2 in Part I and Item 6 in Part II, and adds certain exhibits referred to therein. No revisions have been made to the unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), or Condensed Consolidated Statements of Cash Flow included herein. Except for the cover page, this report does not reflect any events or circumstances occurring after August 16, 2004, the original filing date of the Company’s Form 10-QSB for the quarter ended June 30, 2004.

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

Sale of $1,000,000 Unsecured Convertible Term Note

In January 2004, we completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1 million to North America Venture Fund II, L.P., an accredited investor which note was amended pursuant to a letter agreement dated April 15, 2004. Interest accrues on the note at the rate of 3% above prime, and is payable monthly in cash. The principal due under the note is convertible by the North America at any time into shares of our common stock at a conversion price of $2.00 per share. North America converted 25% of the original principal amount due under the note and has agreed to convert 25% of the original principal amount due under the note at the end of each three-month period following the effectiveness of this registration statement, if not converted earlier. All unpaid principal and accrued interest, if not sooner converted, is due on January 8, 2005.

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

In March 2004, we completed the sale and issuance to Laurus Master Fund, Ltd. of a $3 million convertible term note. As of June 30, 2004, $2.9 million was outstanding under that note, which is collateralized by a general security interest in our assets pursuant to the terms of a security agreement executed by us in connection with the sale and issuance of the note. If we were to default under the terms and conditions of the note or the security agreement, Laurus would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operation and financial position.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

Exhibit Number	Description of Document

10.1	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004.(1)

10.2	Letter Agreement with North America Venture Fund II, L.P., dated April 15, 2004.*

10.3	Purchase order with Tata Teleservices (Maharashtra) Limited, dated April 20, 2004.*

10.4	Purchase order with Tata Teleservices, Ltd., dated April 26, 2004.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

(1)	previously filed

(b)	Reports on Form 8-K

On May 19, 2004, we furnished a Form 8-K containing disclosure in Item 12. On May 28, 2004, we furnished a Form 8-K containing disclosure in Item 9.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 3, 2004

AXESSTEL, INC., a Delaware corporation

By	/s/ DAVID MORASH
David Morash
President, Chief Operating Officer and Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

10.1	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004.(1)

10.2	Letter Agreement with North America Venture Fund II, L.P., dated April 15, 2004.*

10.3	Purchase order with Tata Teleservices (Maharashtra) Limited, dated April 20, 2004.*

10.4	Purchase order with Tata Teleservices, Ltd., dated April 26, 2004.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

(1)	previously filed