Form 10KSB/A
period 2003-12-31
AXESSTEL INC
filed 2004-10-13
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 3)

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

Common Stock

(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB.    ☐

State issuer’s revenues for its most recent fiscal year: $11,543,993.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 25, 2004, approximately $5.4 million.

As of October 5, 2004, there were 9,416,272 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):

☐  Yes    ☒  No

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-KSB/A for Axesstel, Inc., a Nevada corporation (the “Company”), for the year ended December 31, 2003 is being filed to amend and restate the items described below. The Company’s Form 10-KSB was originally filed March 30, 2004, and was amended on April 19, 2004 (Amendment No. 1) and August 16, 2004 (Amendment No. 2). Based upon an internal review of its application of generally accepted accounting principles, the Company’s Audit Committee, in consultation with the Company’s management and independent registered public accounting firms, determined to correct the Company’s method of accounting for capitalization of software development costs, the amortization of the Company’s license purchased from Qualcomm Incorporated and certain other financial statement entries for stock options, employee bonuses, goodwill impairment, and classifications among cost of goods sold, selling, general and administrative expenses and research and development. Certain corrections are also made to disclosures regarding agreements with Qualcomm, executive compensation, fiscal year end option and warrant values, employment agreements and related party transactions.

This Amendment No. 3 amends Part I, Item 1, Description of Business, Part II, Item 6, Management’s Discussion and Analysis, Part II, Item 5, Market for Common Equity and Related Shareholder Matters, Part II, Item 7, Financial Statements, Part II, Item 8A, Controls and Procedures, Part III, Item 10, Executive Compensation, Part II, Item 12, Certain Relationships and Related Transactions, and Part II, Item 13, Exhibits and Reports on Form 8-K for the following purposes:

•	To amend Part II, Item 7, Financial Statements, to restate the Company’s Audited Consolidated Financial Statements as of December 31, 2003 and 2002 for the Consolidated Balance Sheets; and for the years ended December 31, 2003 and 2002 for the Consolidated Statements of Operations and Comprehensive Income (Loss); the Consolidated Statements of Stockholders’ Equity and the Consolidated Statements of Cash Flows, and the related Notes to Consolidated Financial Statements, as more fully described in Note 2 to the Consolidated Financial Statements;

•	To add to Part II, Item 7, Financial Statements, certain information concerning the restatement on the results of operations for the quarterly periods included in the years ended December 31, 2003 and 2002, as restated;

•	To amend Part I, Item 1, Description of Business, and Part II, Item 7, Financial Statements, to correct certain disclosures regarding the Company’s agreements with Qualcomm;

•	To amend Part I, Item 1, Description of Business, Part II, Item 5, Market for Common Equity and Related Shareholder Matters, and Part II, Item 6, Management’s Discussion and Analysis, to take into account the effects of the restatement;

•	To amend Part III, Item 10, Executive Compensation, and Part II, Item 12, Certain Relationships, to correct certain disclosures regarding executive compensation, fiscal year end option and warrant values, employment agreements and related party transactions;

•	To amend Part II, Item 13, Exhibits and Reports on Form 8-K, to add an additional plan of acquisition, reorganization, arrangement, liquidation or succession; and

•	To amend Part II, Item 8A, Controls and Procedures, to reflect the matters discussed above.

The effects of this restatement to the December 31, 2003, and 2002 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are summarized below:

	2003		2002
	As previously reported	As restated	As previously reported	As restated
Net revenues	$11,375,993	$11,543,993	$8,086,787	$7,918,787
Income (loss) before taxes	(2,991,181)	(3,876,001)	879,357	259,401
Net income (loss)	(2,180,006)	(2,609,271)	635,626	55,265
Basic earnings (loss) per common share	$(0.34)	$(0.41)	$0.09	$0.01
Diluted earnings (loss) per common share	$(0.34)	$(0.41)	$0.06	$0.01

This Form 10-KSB/A sets forth the complete text of each item of Form 10-KSB listed above, and for convenience of the reader, also repeats the complete text of each item of Form 10-KSB which has not been amended. This Form 10-KSB/A also includes as Exhibits 31.1, 31.2 and 32.1 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 3 does not reflect events occurring after the filing of the original Form 10-KSB on March 30, 2004, with respect to Parts I and II and Item 13 of Part III, or events occurring after the April 21, 2004 filing date of the Company’s definitive proxy statement incorporated by reference in the original Form 10-KSB, with respect to Items 9-12 and 14 of Part III, except to reflect the revisions as described above. Accordingly, this Form 10-KSB/A should be read in conjunction with the Company’s filings made subsequent to the filing of the original Form 10-KSB, including any amendments to those filings. In that regard, the Company will be amending its Forms 10-QSB/A for each of the quarters ended June 30, 2004 and March 31, 2004, to reflect restated financial results and other matters related to the restatement discussed above.

Additional details regarding the restatement is included in Note 2 to the Condensed Consolidated Financial Statements included in Part II, Item 7, Financial Statements, and in Part II, Item 6, Management’s Discussion and Analysis.

Except where the context otherwise requires, all references in this Registration to (a) the “Registrant”, the “Company”, “Axesstel”, “we” or “our” refer to Axesstel, Inc., a Nevada corporation, and (b) the “Web” refer to the World Wide Web.

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

On August 31, 2002, Axesstel California was acquired by Miracom Industries, Inc., a Nevada corporation (“Miracom”), pursuant to a Corporate Combination Agreement under which Miracom issued to the former shareholders of Axesstel California approximately 5.6 million shares of its common stock in exchange for the assignment of approximately 98% of the issued and outstanding capital stock of Axesstel California (at an exchange rate of .302591758 shares of Miracom common stock for one share of Axesstel California common stock). In connection with this acquisition, Miracom also assumed all of Axesstel California’s outstanding options and warrants, which were adjusted in accordance with the exchange ratio. Miracom assumed options exercisable for 2,052,761 shares of stock and warrants exercisable for 2,333,038 shares of stock.

Immediately prior to the acquisition, Miracom effectuated a one-for-twenty nine reverse stock split of its outstanding shares of common stock; and as a result, the former shareholders of Axesstel California held approximately 95% of Miracom’s common stock after the issuance of shares in the acquisition. All share numbers and per share prices in this report give effect to the reverse split. In September 2002, Miracom changed its name to Axesstel, Inc. and adopted the business plan of Axesstel California as its exclusive business. At the time of the acquisition, Mr. Kwon owned 41.9% of the outstanding shares of Axesstel California. TBK, ADDCOM, and Qualcomm, Inc. were also principal stockholders of Axesstel California, owning 13.1%, 10.9% and 10.9%, respectively, of the outstanding shares of Axesstel California at that time.

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

Customers.

Critical to Axesstel’s strategy and long-term success is its customer base. Axesstel focused in 2003 on developing large anchor accounts and plans to expand those activities in 2004. We believe CDMA is becoming the standard for fixed wireless and WLL applications especially in green-field operations and developing regions of the world where WLL is essential to basic telephony access. In the year ended December 31, 2003, three customers accounted for an aggregate of 98% of our net sales. However, due to a shift in our business focus towards WLL, we anticipate that the percentage of our revenues from these customers will decrease significantly. Our new customers related to the WLL business are expected to be limited to a few telecommunications carriers, so our dependence on a limited number of customers is expected to continue.

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

Research and Development.

The wireless telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance and develop product. Our research and development team was greatly enhanced during the past year as we focused additional resources for the development of our WLL products. Research and development expenses for 2003 and 2002 were approximately $2.3 million and $.8 million, respectively.

Intellectual Property.

We operate in an industry where innovations, investment in new ideas and protection of resulting intellectual property rights are important to success. We rely on a variety of intellectual property protections for our products and technologies, including patent, copyright, trademark and trade secret laws, and contractual obligations, and we pursue a policy of vigorously enforcing such rights. In 2003, we filed five non-provisional applications; in 2004, we filed an additional five provisional patent applications. International applications corresponding to the United States non-provisional applications are currently pending. We will continue to apply for intellectual property protection and licensing opportunities as appropriate.

We entered into a license agreement with Qualcomm Incorporated, a significant stockholder, whereby we licensed Qualcomm’s CDMA technology for use in our products. We have entered into a license agreement with Qualcomm Incorporated, under which we were granted a worldwide nonexclusive license to Qualcomm’s CDMA technology to make, sell and lease fixed wireless terminal CDMA based products. In addition to the license fees paid to Qualcomm, Qualcomm was issued shares of Series B Preferred Stock of Axesstel California, which were converted into shares of our common stock in connection with our acquisition of Axesstel California. The License Agreement may be terminated by Qualcomm upon an uncured material breach of the License Agreement by us. We have also entered into various software agreements with Qualcomm to license its software to use with our products that incorporate Qualcomm’s CDMA technology. These agreements are effective so long as the license agreement is effective. We intend to purchase additional software from Qualcomm that would be required for our newly proposed products.

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

We have traditionally relied on a limited number of customers for a substantial percentage of our net sales. In the year ended December 31, 2003, three customers accounted for an aggregate of 98% of our net sales. However, due to the shift in our business focus towards WLL, we anticipate that the percentage of our revenues derived from these customers will decrease significantly.

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

As of December 31, 2003, there were options and warrants granted to our employees, directors and consultants to purchase approximately 6.2 million shares of the Company’s common stock, of which options and warrants for approximately 5.4 million shares were exercisable at that time. The exercise prices for the exercisable options and warrants range from $.07 to $3.50 per share, with a weighted average exercise price of $0.38. Options to purchase the remaining approximately 805,000 shares will become exercisable over the next three years. The exercise prices for the options that are not yet exercisable have a weighted average exercise price of $1.45. In the future we may issue additional shares of common stock, convertible securities, options and warrants. The issuance of shares of common stock issuable upon the exercise of convertible securities, options or warrants could cause substantial dilution to holders of common stock. It also could negatively affect the terms on which we could obtain equity financing.

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

Employees.

As of December 31, 2003, Axesstel had approximately 80 employees in the United States and Korea, approximately 60 of which are based in Korea, primarily for product design and development of software, mechanical, and hardware requirements within our products.

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

In May 2003, the Company issued 10,000 shares of the Company’s common stock valued at $1.89 per share for legal services. This issuance was made in reliance on Section 4(2) of the Securities Act.

In June 2003, the Company issued 100,000 shares of its common stock valued at $3.00 per share to an employee. This issuance was made in reliance on Section 4(2) of the Securities Act.

In August 2003, the Company issued a total of 90,000 shares of its common stock valued at $2.75 per share to three members of the Board of Directors. This issuance was made in reliance on Section 4(2) of the Securities Act.

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

In accordance with the Explanatory Note to this Amendment No. 3 to Form 10-KSB/A, forward looking statements have not been updated to reflect events or operations after March 30, 2004.

Company Overview

Axesstel California was formed approximately 3.5 years ago, and has performed wireless engineering development services, while at the same time, concentrating its efforts in developing its own wireless subscriber products and solutions. On August 31, 2002, Axesstel California was acquired by Miracom Industries, Inc., a Nevada corporation (“Miracom”) pursuant to a Corporate Combination Agreement under which Miracom issued to the former shareholders of Axesstel California approximately 5.6 million shares of our common stock in exchange for the assignment of approximately 98% of the issued and outstanding capital stock of Axesstel California. Following the acquisition, the former shareholders of Axesstel California held approximately 95% of our common stock. The acquisition was accounted for as a reverse acquisition because former shareholders of Axesstel California owned a majority of our outstanding stock subsequent to the acquisition. For accounting purposes, Axesstel California is deemed to have acquired Miracom, and therefore the financial statements of the Company included in this report represent the financial results of Axesstel California only for the period from January 1, 2002 to August 30, 2002; and the financial results of the Company and Axesstel California for the post-acquisition period from August 31, 2002 through December 31, 2002, and for the 2003 fiscal year.

In 2003, this focus in our product business led to increased expenditures in research and development, and selling, general, and administrative expense. Overall headcount has increased approximately 250%, from an average of approximately 20 employees in 2002 to approximately 70 employees in 2003. At the end of 2003, headcount increased to 80 employees. This investment has allowed Axesstel to introduce many additional products in the marketplace during the year. Management believes this investment will lead to rapid growth in our product revenue in 2004.

Restatement

This Amendment No. 3 on Form 10-KSB/A restates our previously issued consolidated balance sheets as of December 31, 2003 and 2002 and the consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended to correct our method of accounting for capitalization of software development costs, the amortization of our license purchased from Qualcomm and certain other financial statement entries for stock options, employee bonuses, goodwill impairment, and classifications among cost of goods sold, selling, general and administrative expenses and research and development.

In September 2004, we re-evaluated the application of certain accounting policies and procedures and determined that we had not been properly applying generally accepted accounting principles, primarily in relation to the accounting for software development costs and intangible assets. In addition, certain other accounting corrections have been made to the accompanying consolidated financial statements.

Through the quarter ended June 30, 2004, we have been capitalizing software development costs subsequent to the achievement of technological feasibility of the software component which is embedded in our product. We began to amortize these costs when the product was ready for sale. The Financial Accounting Standards Board (“FASB”) Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”, other authoritative literature, interpretations and industry practices prescribe that the technological feasibility is established when both the software and other components of the product’s research and development activities are completed. Only upon attainment of both requirements are we allowed to begin capitalizing software development costs. Upon a thorough review of our engineering process, we have determined that the research and development activities of our products finish simultaneously with the commencement of the manufacturing process. As such, all development and research activities performed up to the commencement of the manufacturing process should be expensed. Our consolidated financial statements as restated have been adjusted retroactively to reflect this change.

Additionally, through the quarter ended June 30, 2004, we had determined that the CDMA intellectual property license purchased from Qualcomm had an indefinite life. After further review of industry practices, we have determined that it is more customary to establish a definite life for the license, and we have assigned an estimated economic life of 10 years for the license. Our consolidated financial statements as restated (beginning in 2000) have been adjusted retroactively to reflect this change.

Certain other financial statement entries for stock options, employee bonuses, goodwill impairment, and classification between cost of goods sold, selling, general and administrative, and research and development were recorded as part of this restatement.

The effects of this restatement to the December 31, 2003, and 2002 consolidated statement of operations are as follows:

	2003		2002
	As previously reported	As restated	As previously reported	As restated
Net revenues	$11,375,993	$11,543,993	$8,086,787	$7,918,787
Income (loss) before income taxes	(2,991,181)	(3,876,001)	879,357	259,401
Net income (loss)	(2,180,006)	(2,609,271)	635,626	55,265
Basic earnings (loss) per share	$(0.34)	$(0.41)	$0.09	$0.01
Diluted earnings (loss) per share	$(0.34)	$(0.41)	$0.06	$0.01

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total net sales, the consolidated statement of operations data for the periods indicated:

	For the year ended December 31,
	2003	2002
	(restated)	(restated)
Net revenues
Product sales	37.2%	49.2%
Engineering development service	62.8%	50.8%

	100.0%	100.0%
Cost of goods sold
Product sales	35.2%	44.2%
Engineering development service	29.4%	11.8%

	64.6%	56.0%
Gross profit
Product sales	1.9%	5.1%
Engineering development service	33.5%	39.0%

	35.4%	44.1%
Operating expenses
Research and development	19.8%	10.1%
Selling, general and administrative expenses	48.0%	32.3%

	67.8%	42.4%
Operating income (loss)	(32.4)%	1.7%
Other income (expense)	(1.2)%	1.6%

Income (loss) before income taxes	(33.6)%	3.3%
Provision (benefit) for income taxes	(11.0)%	2.6%

Net income (loss)	(22.6)%	0.7%

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED

DECEMBER 31, 2002

Net Revenues

For the year ended December 31, 2003, net revenues were $11.5 million compared to $7.9 million for the year ended December 31, 2002, representing a 46% increase. The increase in net revenues for the year ended December 31, 2003 was a result of increased sales by our engineering development service group, including original design and manufacturing services we performed for third-party network operators.

Cost of Goods Sold

For the year ended December 31, 2003, cost of goods sold was $7.5 million compared to $4.4 million for the year ended December 31, 2002, an increase of 68%. During the year ended December 31, 2003, our product cost of goods sold increased $569,000 attributable to an increase in product revenue of $391,000, and increased manufacturing costs of approximately $200,000. In the year ended December 31, 2003, $3.4 million of our cost of goods sold was attributable to engineering development services compared to $930,000 for the year ended December 31, 2002; an increase of $2.5 million. This increase is attributable to the increased engineering service revenue of $3.2 million, and more labor intensive efforts to achieve the required milestones associated with the engineering development service contracts.

Gross Profit

For the year ended December 31, 2003, gross profit as a percentage of net revenues was 35.4% compared to 44.1% for the year ended December 31, 2002. Engineering development service gross profit decreased from 76.9% in 2002 to 53.2% in 2003 due to increased engineering expense to achieve contract milestones. In addition, our gross profit from product sales declined by approximately 5% as a result of increased manufacturing costs.

Research and Development Expenses

For the year ended December 31, 2003, research and development expenses were $2.3 million compared to $797,000 for the year ended December 31, 2002, an increase of 186%. This increase is almost entirely related to an increase of research and development headcount from the December 2002 Entatel acquisition and other direct hires. Management believes this investment in research and development will allow us the ability to design and develop a new line of products that will be launched in 2004.

Selling, General and Administrative Expenses

For the year ended December 31, 2003, selling, general and administrative expenses were $5.5 million compared to $2.6 million for the year ended December 31, 2002, an increase of 116%. This net increase of $3.0 million was attributable to increases of $1.0 million in employee expense included in selling, general and administrative expenses as a result of additional hires to support our business expansion and to increase focus on product sales, $1.3 million in increased legal, shareholder relations, and outside consulting fees and $717,000 of write downs in bad debt and other assets.

Other Income (expense)

For the year ended December 31, 2003, other expense was $138,000 compared to other income of $127,000 in the year ended December 31, 2002. The increased expense was primarily due to the write-down of certain assets originating from the Miracom acquisition in 2002.

Provision (benefit) for income taxes

For the year ended December 31, 2003, benefit from income taxes was $1,267,000 compared to a provision for income taxes of $204,000 for the year ended December 31, 2002. Provision or benefit for income taxes relates to our taxable income or loss. We had net operating losses for the year ended December 31, 2003, and taxable income for the year ended December 31, 2002.

Liquidity and Capital Resources

During 2003, Axesstel funded its operations principally on the cash flows generated through operations. Most of the cash has been spent on research and development and computer software as we continue to build our technological capabilities as well as hire additional engineering and support employees.

Axesstel’s cash decreased by approximately $0.4 million during 2003 and working capital decreased by approximately $3.4 million as we continued to invest in the activities noted above and fund the loss incurred in 2003.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of Axesstel’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, Axesstel has identified four accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Revenue Recognition and Warranty Costs

Revenues from product sales are generally recognized when the risks of ownership and title pass to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” as amended by SAB No. 104. Generally, the risks of ownership and title pass when product is shipped to the customer’s freight forwarder. We do not have a specific sales return policy and sales returns have been immaterial historically. If and when products are returned, we normally exchange them or provide credits to the customer. The returned products in turn are shipped back to the manufacturer and we are issued a credit or exchange from the supplier. We provide allowances for potential sales returns and credit losses when necessary. Management concluded that no allowance was needed as of December 31, 2003 and 2002.

Collections from product sales are generally received via letter of credit arrangements. As such, collections on trade receivable accounts are reasonably assured. At times, we extend credit based on evaluation of the customer’s financial condition, generally without requiring collateral. However, credit losses incurred to date have been insignificant since credit is granted to customers with reputable credit history.

On certain contracts, we provide a warranty replacement unit at one percent of total units shipped. The cost related to the warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. All products are tested for quality inspection prior to shipment and we have experienced a minimal level of defective units. Management believes that no additional warranty reserve is needed other than the warranty replacement unit costs.

Revenues from engineering services are recorded as milestones are reached according to the contract.

Capitalized Software Costs

Software development costs for products sold (primarily firmware embedded in our products) incurred after technological feasibility is established are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (“SFAS No. 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that the technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. Only upon attainment of both requirements are we allowed to begin capitalizing software development costs. Our engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, we expense all development and research activities performed up to the commencement of the manufacturing process.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

We assess the impairment of long-lived assets, intangible assets and goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. During the year ended December 31, 2003, we recognized goodwill impairment costs of approximately $297,000.

Our intangible assets consist mainly of our license from Qualcomm, which amounted to $2,229,544 as of December 31, 2003 ($3,000,000 less $770,456 of amortization). We are amortizing this asset over a ten year estimated life. The license agreement has no fixed termination date and we do not anticipate impairment in the foreseeable future because our revenues come from the sale of telephones to developing countries where our technologies are not expected to be subject to rapid technological changes.

Deferred Tax Assets

We periodically and at least annually evaluate the realizability of the net deferred tax assets, taking into consideration prior earnings history, actual revenue and operations, projected operating results and the reversal of temporary differences. At December 31, 2003, we did not have a valuation allowance on the net deferred tax assets as we believe it is more likely than not that the deferred tax assets will be realized. Based on a five year financial projection prepared by us, we expect to generate a sufficient level of income to utilize the benefits of the deferred tax assets recorded. Significant management judgment is required in projecting such cash flows and in determining whether a valuation allowance is required.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

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

We conducted our audit in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axesstel, Inc and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements as of December 31, 2003 and for the year then ended.

Gumbiner, Savett, Finkel, Fingleson & Rose, Inc.

March 18, 2004, except for the restatement as described in Note 2 which is as of September 30, 2004

Santa Monica, CA 90404

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

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

We conducted our audit in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axesstel, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements as of December 31, 2002 and for the year then ended.

KENNY H. LEE CPA GROUP, INC.

February 28, 2003, except for the restatement as described in Note 2 which is as of September 30, 2004

Los Angeles, CA

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

ASSETS

	2003	2002
	Restated	Restated
Current assets
Cash and cash equivalents	$376,336	$768,665
Accounts receivable	1,408,888	1,154,022
Prepayments and other current assets	612,687	381,217

Total current assets	2,397,911	2,303,904

Property and equipment, net	1,463,266	1,380,554

Other assets
Security deposits	158,418	174,990
Deferred tax assets	1,515,000	200,000
License, net	2,229,544	1,136,540
Goodwill	385,564	296,889
Other, net	731,231	370,840

Total other assets	5,019,757	2,179,259

Total assets	$8,880,934	$5,863,717

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
	Restated	Restated
Current liabilities
Accounts payable	$1,479,466	$730,795
Due to Qualcomm, Inc.	1,300,000	—
Note payable	200,000	—
Current obligations under capital leases	221,040	202,462
Fund raising advances	1,720,000	—
Accrued expenses and other current liabilities	810,524	1,276,827

Total current liabilities	5,731,030	2,210,084

Long-term liabilities
Obligations under capital leases, excluding current installments	—	107,831

Total long-term liabilities	—	107,831

Stockholders’ equity
Common stock, par value $.0001; Authorized 50,000,000 shares; 6,699,168 and 6,077,816 shares issued and outstanding at December 31, 2003 and 2002, respectively	670	608
Additional paid-in capital	6,726,604	4,518,654
Accumulated other comprehensive loss	(37,694)	(43,055)
Accumulated deficit	(3,539,676)	(930,405)

Total stockholders’ equity	3,149,904	3,545,802

Total liabilities and stockholders’ equity	$8,880,934	$5,863,717

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2003	2002
	Restated	Restated
Net revenues
Product sales	$4,290,013	$3,898,787
Engineering development service	7,253,980	4,020,000

	11,543,993	7,918,787
Cost of goods sold
Product sales	4,067,376	3,498,651
Engineering development service	3,391,537	929,910

	7,458,913	4,428,561
Gross profit
Product sales	222,637	400,136
Engineering development service	3,862,443	3,090,090

	4,085,080	3,490,226
Research and development	2,278,141	796,742
Selling, general and administrative expenses	5,545,244	2,561,450

Total operating expenses	7,823,385	3,358,192

Operating income (loss)	(3,738,305)	132,034
Other income (expense)
Interest income and other income	230,749	204,564
Interest expense and other expense	(368,445)	(77,197)

Total other income (expense)	(137,696)	127,367

Income (loss) before income taxes	(3,876,001)	259,401
Provision (benefit) for income taxes	(1,266,730)	204,136

Net income (loss)	(2,609,271)	55,265
Other comprehensive income (loss)
Foreign currency translation adjustment	5,361	(43,055)

Comprehensive income (loss)	$(2,603,910)	$12,210

Basic earnings (loss) per common share	$(0.41)	$0.01

Diluted earnings (loss) per common share	$(0.41)	$0.01

Weighted average number of common shares - basic	6,417,376	6,879,120

Weighted average number of common shares - diluted	6,417,376	9,869,321

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31,

Restated

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	6,554,487	$66	$222,761	$—	$(812,673)	$(589,846)
Stock issued for acquisitions and others	3,617,236	362	109,566		(172,997)	(63,069)
Stock issued for services	737,334	7	62,025			62,032
One-to-twenty nine reverse split	(7,044,733)	(48)	(274,766)			(274,814)
Stock issued for debts assumed by certain shareholder	20,690	2	250,625			250,627
Stock issued for payment of outstanding debts	57,425	6	229,598			229,604
Stock issued for conversion of debts	57,000	6	157,369			157,375
Stock issued for consultant services	141,789	14	204,496			204,510
Stock issued for conversion of Series A preferred stock	1,331,404	133	1,839,867			1,840,000
Stock issued for conversion of Series B preferred stock	605,184	60	1,499,940			1,500,000
Stock options granted for employee compensation			217,172			217,172
Cumulative translation adjustment			1	(43,055)		(43,054)
Net income					55,265	55,265

Balance at December 31, 2002	6,077,816	$608	$4,518,654	$(43,055)	$(930,405)	$3,545,802

Stock issued for services	109,622	11	300,069			300,080
Stock issued for acquisition	300,000	30	674,970			675,000
Stock issued for cash	92,500	9	184,991			185,000
Stock issued for employee compensation	119,230	12	324,988			325,000
Stock warrants granted for consulting services			620,333			620,333
Stock options granted for employee compensation			102,600			102,600
Cumulative translation adjustment			(1)	5,361		5,360
Net loss					(2,609,271)	(2,609,271)

Balance at December 31, 2003	6,699,168	$670	$6,726,604	$(37,694)	$(3,539,676)	$3,149,904

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2003	2002
	Restated	Restated
Cash flows from operating activities:
Net income (loss)	$(2,609,271)	$55,265

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	947,817	421,828
Impairment of goodwill	296,889	—
Loss from sale of marketable securities	—	41,987
Loss from write down and disposition of assets	318,244	—
Issuance of stock for services	93,830	62,032
Issuance of stock for employee compensation	125,000	—
Stock options granted for employee compensation	102,600	217,172
Stock warrants granted for consulting services	620,332	204,510
Deferred tax assets	(1,315,000)	(2,354)
(Increase) decrease in
Accounts receivable	(254,866)	(1,041,740)
Prepayments and other current assets	(231,470)	(721,274)
Inventories	—	31,990
Other assets	16,572	(173,061)
Increase (decrease) in
Accounts payable	748,671	501,044
Accrued expenses and other liabilities	(466,303)	1,288,219

Total adjustments	1,002,316	830,353

Net cash (used in) provided by operating activities	(1,606,955)	885,618

Cash flows from investing activities:
Acquisition of property and equipment	(806,482)	(101,050)
Acquisition of license	—	(200,000)
Proceeds from sales of marketable securities	—	63,859

Net cash used in investing activities	(806,482)	(237,191)

Cash flows from financing activities:
Issuance of stock for cash	185,000	—
Fund raising advances	1,720,000	—
Issuance of note payable	200,000	—
Repayment of note payable, convertible	—	(147,000)
Increase in obligations under capital leases	—	583,640
Principal repayments under capital lease obligations	(89,253)	(273,347)

Net cash provided by financing activities	2,015,747	163,293

Cumulative translation adjustment	5,361	(43,055)
Net increase (decrease) in cash and cash equivalents	(392,329)	768,665
Cash and cash equivalents at beginning of year	768,665	—

Cash and cash equivalents at end of year	$376,336	$768,665

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

For the Years Ended December 31,

Supplemental disclosure of cash flow information:
Cash paid during the year for:
	2003	2002
Interest	$19,996	$—
Income tax	$387,713	$64,100

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

During 2003, the Company issued stock with a value of $625,080 for Board of Director services, employee compensation, and consulting services. Of this amount, $218,830 was amortized during 2003.

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Axesstel, Inc. (“Axesstel” or the “Company”) develops, designs, manufactures and markets carrier-grade subscriber terminals such as fixed wireless telephones, wireless hybrid products and enhanced wireless devices for the telecommunication market. The Company also performs engineering services to their Network Operator based customers.

Axesstel was originally formed in July 2000 as a California corporation (“Axesstel California”). On July 16, 2002, Axesstel California entered into a Corporate Combination Agreement with Miracom Industries, Inc., a Nevada corporation (“Miracom”), which was amended on August 22, 2002 (the “Combination Agreement”). Pursuant to the Combination Agreement, on August 31, 2002, Miracom acquired through a tender offer 98% of the outstanding common stock of Axesstel California and Axesstel California became a subsidiary of Miracom. Miracom then changed its name to Axesstel, Inc., the former directors and officers of Miracom resigned, and the directors and officers of Axesstel California became the directors and officers of the Company. Following the acquisition, the former shareholders of Axesstel California held approximately 95% of the outstanding common stock of the Company on a fully-diluted basis. The acquisition was accounted for as a reverse acquisition because the former shareholders of Axesstel California owned a majority of the Company’s outstanding stock subsequent to the acquisition. For accounting purposes, Axesstel California is deemed to have acquired Miracom, and therefore the consolidated financial statements of the Company represent only the financial results of Axesstel California for the period from January 1, 2002 to August 30, 2002; and the financial results of the Company and Axesstel California for the post-acquisition period from August 31, 2002 through December 31, 2002, and for the full year ended December 31, 2003. (See Note 11 for further information on the Miracom transaction.)

The number of shares of common stock and share prices in this report give effect to a one share for twenty-nine share reverse split which occurred on August 30, 2002.

The Company established a wholly owned-subsidiary named Axesstel Korea, Ltd. in Korea in July 2000 and a branch office in Korea in July 2002, in order to engage in research and development activities and to outsource the manufacture of its telecommunication products and parts.

In December 2002, the Company acquired Entatel, Ltd. (“Entatel”), a Korea-based company, mainly engaged in developing, manufacturing and selling telecommunication products. The Company acquired one hundred percent of the issued and outstanding capital stock of Entatel, in exchange for 300,000 shares of the Company’s common stock. The acquisition was consummated in 2003 and was accounted for under the purchase method of accounting, pursuant to SFAS No. 141, “Business Combinations” (See Note 11). In April 2003, Entatel was re-named Axesstel R&D Center Co., Ltd.

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of Axesstel and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

Revenue Recognition and Warranty Costs

Revenues from product sales are generally recognized when the risks of ownership and title pass to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is shipped to the customer’s freight forwarder. The Company does not have a specific sales return policy since sales returns have not been significant. If and when products are returned, the Company normally exchanges them or provides credits to the customer. The returned products are shipped back to the supplier and the Company is allowed a credit or exchange from the supplier. The Company provides allowances for potential sales returns and credit losses when necessary. Management concluded that no allowance was needed as of December 31, 2003 and 2002.

On certain contracts, the Company provides for a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. All products are tested for quality inspection prior to shipment and the Company has historically experienced a minimal level of defective units. Management believes that no additional warranty reserve is needed other than the standard warranty replacement unit costs.

Revenues from engineering development services are recorded as milestones are reached according to the contract.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Research and Development

Costs incurred in research and development activities are expensed as incurred. During the year ended December 31, 2003, revenue was recorded for research and development efforts under development services contracts with the related costs classified as engineering development services.

License

License includes the costs of a non-exclusive worldwide software technology license with no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic life of the license, which is approximately ten years.

Software Development Costs

Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established are capitalized in accordance with Statement of Financial Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Significant management judgment is required in determining when technological feasibility has been achieved

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

for a particular product. Capitalized software development costs are amortized when products are available for general release to customers, using the greater of the amount computed using (a) the ratio that current gross revenues for the products bear to the total current and anticipated future gross revenues for the products or (b) the straight-line method over the estimated useful life of the products.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with various commercial banks. These bank accounts are generally guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At times, cash balances at any single bank may be in excess of the FDIC insurance limit. The deposits are made with reputable financial institutions and the Company does not anticipate realizing any losses from these deposits.

Property and Equipment

Property and equipment are recorded at cost.

Depreciation is provided using the straight-line method over the following estimated useful lives of the respective assets, as follows:

Machinery and equipment	3 to 7 years

Office furniture and equipment	3 to 7 years

Software	3 years

Leasehold improvements	Life of lease, or useful life if shorter

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets. The adoption of SFAS 144 did not have a material effect on the consolidated financial statements of the Company. SFAS 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to SFAS 144, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an impairment cost as a charge to operations at the time it is recognized.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, note payable, accrued expenses and other liabilities, and obligations under capital leases approximate fair value due to the short-term maturities of these instruments.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for stock option awards consistent with the methodology prescribed by SFAS No. 123, the Company’s net income (loss) and earnings per share would be adjusted to the pro forma amounts indicated below for the years ended December 31, 2003 and 2002 as follows:

	Year Ended December 31
	2003	2002
Net income (loss), as reported	$(2,609,271)	$55,265
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(317,254)	(410,382)

Pro forma net loss	$(2,926,525)	$(355,117)

Earnings (loss) per share:
Basic – as reported	$(.41)	$.01
Basic – pro forma	$(.46)	$(.04)
Diluted – as reported	$(.41)	$.01
Diluted – pro forma	$(.46)	$(.04)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2003 and 2002: dividend yields of 0%, expected volatility of 133%, risk-free interest rate of 6%, and expected lives of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.

In accordance with SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

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

Earnings (Loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares includes stock that would be issued on exercise of outstanding options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds and conversion of debt. For 2003, 6,188,833 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

Foreign Currency Exchange Gains and Losses

The reporting currency for the Company is the United States dollar. The functional currency of the Company’s foreign subsidiaries is the Korean won. The subsidiaries’ assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of cumulative other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are recorded in the statements of operations and comprehensive income (loss) as a component of selling, general and administrative expenses.

Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Risks and Concentrations

While all obligations for the Company’s foreign customers are secured by letters of credit, the Company generally does not receive security for domestic customer obligations. Credit losses incurred through December 31, 2003 have been insignificant, and the Company has not recorded a reserve for collectibility at December 31, 2003 or 2002. The Company performs ongoing customer credit evaluations and may in the future establish a collectibility allowance if appropriate.

The Company’s products include components subject to rapid technological change. Significant technological change could adversely affect the Company’s operating results and subject the Company to product obsolescence. The Company has return privileges with its suppliers and other ongoing programs to minimize the adverse effects of technological change, and the Company has not recorded a reserve for inventory obsolescence at December 31, 2003 or 2002.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

During 2003, three customers accounted for 40%, 35% and 23% of the Company’s net revenues, respectively. At December 31, 2003, the amounts due from such customers were $0, $1,358,888, and $50,000, respectively, which were included in accounts receivable. During 2003, the Company purchased substantially all of its products from one manufacturer. At December 31, 2003, the amount due to this manufacturer was $1,279,215, which was included in accounts payable.

During 2002, three customers accounted for 34%, 31% and 19% of the Company’s revenue, respectively. At December 31, 2002, the amount due from these customers was $750,000, which was included in accounts receivable. During 2002, the Company purchased approximately 92% of its products from one manufacturer. At December 31, 2002, no amount was due to this manufacturer.

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company’s previously issued consolidated balance sheets as of December 31, 2003 and 2002 and the consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended have been restated to correct the Company’s method of accounting for capitalization of software development costs, the amortization of the Company’s license purchased from Qualcomm, and certain other financial statement entries for stock options, employee bonuses, goodwill impairment, and classifications among cost of goods sold, selling, general and administrative expenses and research and development.

In September 2004, the Company re-evaluated the application of certain accounting policies and procedures and determined that the Company had not been properly applying generally accepted accounting principles, primarily in relation to the accounting for software development costs and intangible assets. In addition, certain other accounting corrections have been made to the accompanying consolidated financial statements.

Through the quarter ended June 30, 2004, the Company has been capitalizing software development costs subsequent to the achievement of technological feasibility of the software component which is embedded in the Company’s product. The Financial Accounting Standards Board, (“FASB”) Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”, other authoritative literature,

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

interpretations and industry practices prescribe that the technological feasibility is established when both the software and other components of the product’s research and development activities are completed. Only upon attainment of both requirements is the Company allowed to begin capitalizing software development costs. Upon a thorough review of the Company’s engineering process, the Company has determined that the research and development activities of the Company’s products finish simultaneously with the commencement of the manufacturing process. As such, all development and research activities performed up to the commencement of the manufacturing process should be expensed. The Company’s consolidated financial statements as restated have been adjusted retroactively to reflect this change.

Additionally, through the quarter ended June 30, 2004, the Company had determined that the CDMA intellectual license purchased from Qualcomm had an indefinite life. After further review of industry practices, the Company has determined that it is more customary to establish a definite life for the license, and the Company has assigned an estimated economic life of 10 years for the license. The Company’s consolidated financial statements as restated (beginning in 2000) have been adjusted retroactively to reflect this change.

Certain other financial statement adjustments for stock options employee bonuses, goodwill impairment, and classifications among cost of goods sold, selling, general and administrative, and research and development were recorded as part of this restatement.

The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

Consolidated Balance Sheet

	December 31, 2003		December 31, 2002
	As previously reported	As restated	As previously reported	As restated
Accounts receivable	$1,408,888	$1,408,888	$1,322,022	$1,154,022
Total current assets	2,397,911	2,397,911	2,471,904	2,303,904
Deferred tax assets	880,000	1,515,000	—	200,000
License, net	3,000,000	2,229,544	1,700,000	1,136,540
Development costs	1,033,909	—	217,164	—
Goodwill	522,453	385,564	296,889	296,889
Other, net	324,981	731,231	—	370,840
Total other assets	5,919,761	5,019,757	2,389,043	2,179,259
Total assets	9,780,938	8,880,934	6,241,501	5,863,717
Accounts payable	1,479,466	1,479,466	—	730,795
Deferred tax liability	—	—	117,277	—
Accrued expenses and other liabilities	810,524	810,524	1,694,790	1,276,827
Total current liabilities	5,731,030	5,731,030	2,014,529	2,210,084
Common stock	6,699	670	6,078	608
Additional paid-in capital	6,400,803	6,726,104	4,296,012	4,518,654
Accumulated deficit	(2,319,900)	(3,539,676)	(139,894)	(930,405)
Total stockholders’ equity	4,049,908	3,149,904	4,119,141	3,545,802
Total liabilities and stockholders’ equity	9,780,938	8,880,934	6,241,501	5,863,717

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

Consolidated Statements of Operations and Comprehensive Income (Loss)

	December 31, 2003		December 31, 2002
	As previously reported	As restated	As previously reported	As restated
Net revenues	$11,375,993	$11,543,993	$8,086,787	$7,918,787
Cost of goods sold	7,458,913	7,458,913	3,498,651	4,428,561
Gross profit	3,917,080	4,085,080	4,588,136	3,490,226
Research and development	1,290,556	2,278,141	162,909	796,742
Selling, general and administrative expenses	5,480,009	5,545,244	3,673,237	2,561,450
Total operating expenses	6,770,565	7,823,385	3,836,146	3,358,192
Operating income (loss)	(2,853,485)	(3,738,305)	751,990	132,034
Income (loss) before income taxes	(2,991,181)	(3,876,001)	879,357	259,401
Provision (benefit) for income taxes	(811,175)	(1,266,730)	243,731	204,136
Net income (loss)	(2,180,006)	(2,609,271)	635,626	55,265
Comprehensive income (loss)	(2,174,645)	(2,603,910)	592,571	12,210
Basic earnings (loss) per common share	$(0.34)	$(0.41)	$0.09	$0.01
Diluted earnings (loss) per common share	$(0.34)	$(0.41)	$0.06	$0.01

Consolidated Statements of Cash Flows

	December 31, 2003		December 31, 2002
	As previously reported	As restated	As previously reported	As restated
Net income (loss)	$(2,180,006)	$(2,609,271)	$635,626	$55,265

Depreciation and amortization	529,981	947,817	208,368	421,828
Impairment of goodwill	160,000	296,889	—	—
Loss from sale of marketable securities	—	—	41,987	41,987
Loss from write down and disposition of assets	318,244	318,244	—	—
Issuance of stock for services	300,080	93,830	62,032	62,032
Issuance of stock for employee compensation	325,000	125,000	—	—
Stock warrants granted for employee compensation	—	102,600	—	217,172
Stock warrants granted for consulting services	620,332	620,332	204,510	204,510
Deferred tax assets	(880,000)	(1,315,000)	—	(2,354)
(Increase) decrease in:
Accounts receivable	(86,866)	(254,866)	(1,209,740)	(1,041,740)
Prepayments and other current assets	(231,470)	(231,470)	(350,434)	(721,274)
Inventories	—	—	31,990	31,990
Other assets	(143,428)	16,572	(173,061)	(173,061)
Increase (decrease) in:
Accounts payable	1,479,466	748,671	(229,751)	501,044
Accrued expenses and other liabilities	(890,796)	(466,303)	1,881,255	1,288,219

Total adjustments	1,500,543	1,002,316	467,156	830,353

Net cash (used in) provided by operating activities	(679,463)	(1,606,955)	1,102,782	885,618

Acquisition of property and equipment	(806,482)	(806,482)	(101,050)	(101,050)
Acquisition of license	—	—	(200,000)	(200,000)
Additions to development costs	(816,745)	—	(217,164)	—
Proceeds from sales of marketable securities	—	—	63,859	63,859

Net cash used in investing activities	(1,623,227)	(806,482)	(454,355)	(237,191)

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

	December 31, 2003		December 31, 2002
	As previously reported	As restated	As previously reported	As restated
Issuance of stock for cash	185,000	185,000	—	—
Fund raising advances	1,720,000	1,720,000	—	—
Issuance of note payable	—	200,000	—	—
Repayment of note payable, convertible	—	—	(147,000)	(147,000)
Increase in obligations under capital leases	—	—	583,640	583,640
Principal repayments under capital lease obligations	—	(89,253)	(273,347)	(273,347)

Net cash used in financing activities	$1,905,000	$2,015,747	$163,293	$163,293

3. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Prepaid taxes	$455,731	$—
Employee advances	61,727	33,406
Supplier advances	90,236	221,427
Other receivables	4,993	126,384

	$612,687	$381,217

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Machinery and equipment, including computer software	$1,243,843	$1,289,807
Office equipment	555,901	325,683
Furniture and fixtures	29,190	26,693
Leasehold improvements	42,120	18,059

	$1,871,054	$1,660,242
Less: Accumulated depreciation	407,788	279,688

	$1,463,266	$1,380,554

5. OTHER ASSETS

Other assets at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Workforce intangible from Entatel acquisition	$164,981	$—
Workforce bonuses	160,000	370,840
Deferred compensation	406,250	—

	$731,231	$370,840

Other assets are amortized over a two to three year period.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

6. LICENSE

In November 2000, the Company entered into a Subscriber Unit License Agreement (the “Agreement”) with Qualcomm and obtained a license of CDMA (Code Division Multiple Access) technology, Qualcomm’s intellectual property, to manufacture and sell certain CDMA based products and to purchase certain components and equipment from time to time.

The Agreement called for an “Up-Front License Fee” of $3,000,000, payable with 2,000,000 shares of Axesstel California’s Series B Preferred Stock amounting to $1,500,000 and five variable installment payments for the remaining $1,500,000 maturing no later than 360 days after the effective date, with no interest. The Company paid $200,000 towards these installments.

The Agreement was amended in March 2002 to (i) reduce the scope of the license and (ii) accept the previous $200,000 cash payment and the issuance of 2,000,000 shares of Series B Preferred Stock of Axesstel California as payment in full for the Up Front License Fee. In August 2002, the Series B Preferred Stock was converted into 605,184 shares of the Company’s common stock. In December 2003, the Agreement was amended further to (i) increase the scope of the license and (ii) increase the Up-Front License Fee by $1,300,000 payable over the next 12 months.

This License, as amended, allows the Company to manufacture fixed wireless CDMA based products and to sell or distribute them worldwide. This license has no fixed termination date and the Company has assigned an estimated life of 10 years for the license. As of December 31, 2003 and 2002, the license consisted of the following:

	2003	2002
License costs	$3,000,000	$1,700,000
Accumulated amortization	(770,456)	(563,460)

	$2,229,544	$1,136,540

Amortization expense related to this license amounted to $206,996 and $213,460 for the years ended December 31, 2003 and 2002, respectively.

7. SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs are amortized when products are available for general release to customers, using the greater of the amount computed using (a) the ratio that current gross revenues for the products bear to the total of current and anticipated future gross revenues for those products or (b) the straight-line method over the estimated useful lives of the products. There were no capitalized software costs as of December 31, 2003 and 2002.

8. GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company has

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

completed its testing for the year ended December 31, 2003 using the method discussed in SFAS No. 142 and determined that there was an impairment of $296,889. Impairment costs, when recognized, are recorded as a charge to operations.

For the year ended December 31, 2002, the Company amortized goodwill amounting to $21,336. As of December 31, 2003 and 2002, net goodwill amounted to $385,564 and $296,889, respectively.

For the year ended December 31, 2003, the Company recorded $247,742 of workforce acquired as part of the Entatel acquisition (See Note 11) and amortized $82,761 of this intangible.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Overdraft with bank	$93,405	$—
Customer advances	26,146	—
Accrued taxes	21,877	201,782
Accrued operating expenses	669,096	1,075,045

	$810,524	$1,276,827

10. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	2003	2002
Current tax provision (benefit):
Federal	$(123,847)	$123,847
State	1,600	77,935
Foreign	170,517	—

	48,270	201,782

Deferred tax provision (benefit):
Federal	(1,283,000)	2,354
State	(32,000)	—

	(1,315,000)	2,354

Total provision (benefit) for income taxes	$(1,266,730)	$204,136

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

Significant components of the Company’s net deferred tax asset or liability at December 31, 2003 are as follows:

2003
Net operating loss carryforwards	$1,393,000
Amortization	141,000
Other	(19,000)

$1,515,000

In assessing the realizability of deferred tax assets of $1,515,000 and $200,000 at December 31, 2003 and 2002, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. At December 31, 2003, the Company did not have a valuation allowance on the net deferred tax assets as the Company believed it was more likely than not that the deferred tax assets will be realized. Based on a five year financial projection prepared by the Company, management believes the Company will generate a sufficient levels of income to utilize the benefits of the deferred tax assets recorded. Significant management judgment is required in determining whether an indicator of impairment exists and projecting cash flows.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2003 follows:

2003
Expected tax at 34%	$(1,318,000)
International tax rate differences	(158,000)
State income tax, net of federal tax	(75,000)
Non-deductible expenses	261,000
Other	23,270

Benefit for income taxes	$(1,266,730)

At December 31, 2003, the Company had net operating loss carryforwards of approximately $3,975,000 for federal tax purposes, expiring through 2023. In addition, the Company had net operating loss carryforwards of approximately $1,100,000 for state tax purposes, expiring through 2013.

Internal Revenue Code Section 382 restricts the ability of a corporation to utilize existing net operating losses in the event of an “ownership change”. Accordingly, a portion of the Company’s net operating losses for Federal income tax purposes may be limited due to future changes in ownership. Although the Company has not undertaken a formal evaluation to determine the restricted amounts, the Company believes the utilization of its net operating losses may be limited to approximately $1,000,000 per year to offset future taxable income, if any.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

11. BUSINESS COMBINATIONS

Entatel Acquisition

In December 2002, in order to accelerate technology development and productivity, the Company acquired Entatel, Ltd. (“Entatel”), a Korea-based company, mainly engaged in developing, manufacturing and selling telecommunication products pursuant to a stock purchase agreement. Pursuant to the Agreement, the Company acquired all of the issued and outstanding capital stock of Entatel, in exchange for 300,000 shares (valued at $2.25 per share) of the Company’s common stock. The acquisition was accounted for under the purchase method of accounting, pursuant to SFAS No. 141, “Business Combinations” issued in June 2001. The purchase transaction was consummated in early 2003.

The assets acquired consisted of:

Asset Value
Goodwill	$385,564
Workforce	247,472
Other net assets	41,964

$675,000

Miracom Acquisition

Axesstel was originally formed in July 2000 as a California corporation (“Axesstel California”). On July 16, 2002, Axesstel California entered into a Corporate Combination Agreement with Miracom Industries, Inc., a Nevada corporation (“Miracom”), which was amended on August 22, 2002 (the “Combination Agreement”). Pursuant to the Combination Agreement, on August 31, 2002, Miracom acquired through a tender offer 98% of the outstanding common stock of Axesstel California and Axesstel California became a subsidiary of Miracom. The Company issued 0.302591758 shares of common stock for each share of Axesstel California common stock outstanding immediately prior to the acquisition. The Company also assumed each outstanding option and warrant for the purchase of Axesstel California’s common stock, with the number of shares and the exercise prices of the options and warrants assumed adjusted to reflect the exchange ratio set forth above. The Company assumed outstanding options to purchase 2,052,761 shares. Options for 1,625,508 of these shares had an exercise price of $0.26 per share and options for 427,253 of these shares had an exercise price of $0.07 per share. The Company assumed outstanding warrants to purchase 2,333,038 shares, all of which had an exercise price of $0.07 per share. As of December 31, 2003, no assumed stock options or warrants were exercised.

Following the acquisition, the former shareholders of Axesstel California held approximately 95% of the outstanding common stock of the Company on a fully-diluted basis. The acquisition was accounted for as a reverse acquisition because the former shareholders of Axesstel California owned a majority of the Company’s outstanding stock subsequent to the acquisition.

12. COMMITMENTS

Leases

The Company entered into non-cancelable operating leases expiring through November 2006 for office space in the U.S.A. and in Korea. One of the leases contains a provision for fixed rent increases of not more than three percent per annum, along with an increase in certain operating expenses.

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

13. STOCKHOLDERS’ EQUITY

Common Stock-2003 Activity

In May 2003, the Company issued 92,500 shares of the Company’s common stock at their fair market value of $2.00 per share to individuals and entities for cash totaling $185,000.

In May 2003, the Company issued 300,000 shares (total value: $675,000) of the Company’s common stock for the acquisition of 100% of the issued and outstanding capital stock of Entatel, pursuant to a Stock Purchase Agreement made in December 2002.

In May 2003, the Company issued 10,000 shares of its common stock at their fair market value of $1.89 per share for legal services rendered, totaling $18,903.

In June 2003, the Company issued 100,000 shares of its common stock for employee compensation at their fair market value of $3.00, totaling $300,000.

In August 2003, the Company issued 90,000 shares of its common stock at their fair market value of $2.75 per share to members of the Board of Directors, totaling $247,500.

In November 2003, the Company issued 9,622 shares of the Company’s common stock at their fair market value of $3.50 per share for consulting services rendered, totaling $33,677.

In November 2003, the Company issued 19,230 shares of its common stock for employee compensation at their fair market value of $1.30 per share, totaling $24,999.

For the year ended December 31, 2003, the Company issued warrants for the purchase of 220,000 shares of common stock, with exercise prices of $2.80 and $3.50 per share, for consulting services. These warrants have been valued at $549,000, and are charged to operations over the expected period of services to be provided.

Common Stock-2002 Activity

For the year ended December 31, 2002, the Company issued 20,690 shares of common stock for debts assumed by a certain stockholder totaling $250,627 and 57,425 shares for payment of outstanding debts totaling $229,604.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

For the year ended December 31, 2002, the Company issued 57,000 common shares for conversion of notes totaling $157,375 and 141,789 shares of common stock for services rendered totaling $204,510.

In August 2002, 4,400,000 shares of Series A Preferred Stock of Axesstel California were converted into 1,331,404 shares of common stock pursuant to the Corporation Combination Agreement dated July 16, 2002, as amended. (See Note 11.)

In September 2002, warrants for 100,000 shares and 200,000 shares, respectively, were granted for consultant services rendered of $52,000 and $104,000 respectively.

In October 2002, the Company entered into a contract for legal services with a legal consultant in Korea, in consideration for 10,000 shares of the Company’s common stock. As of December 31, 2002, the issuance of the common stock was in progress, and the transaction is recorded under Other Liabilities in the Consolidated Balance Sheet as of December 31, 2002.

Stock Option and Warrant Activity

In August 2002, the Company assumed options exercisable for 2,052,761 shares of common stock and warrants exercisable for 2,333,038 shares of common stock in connection with the acquisition of Axesstel by Miracom. The vesting of all such granted options were accelerated, such that 100% of these options are completely vested.

In September 2002, the Company established a stock option plan, under which shares of common stock are reserved for issuance to employees, officers, directors and consultants. Under the Plan, the Company may grant up to 911,671 (15% of total outstanding shares) non-statutory options. Pursuant to the plan, the Company granted options for the purchase of 191,500 shares of its common stock to its employees, officers, directors and consultants for the year ended December 31, 2003. The options vest over a 3 year period.

In March 2003, the Company established a new stock option plan. Under the Plan, the Company may grant options to purchase up to 982,171 shares of common stock or approximately 15% of current total outstanding shares. Pursuant to this plan, the Company granted stock options for the purchase of 431,000 shares of the Company’s common stock to its employees, officers, directors and consultants for the year ended December 31, 2003. The options vest over a 3 year period.

In September 2003, the Company established an additional stock option plan pursuant to which options to purchase a total of 1,000,000 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this stock option plan vest over a 3 year period. As of December 31, 2003, no options under the plan had been granted.

The Company has adopted the disclosure only provisions of SFAS No. 148, which is an amendment to SFAS No. 123. The Company applies Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans and generally does not recognize compensation expense for its stock-based compensation plans, as all options granted under those plans are intended to have an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

A summary of Axesstel’s stock option activity and related information is as follows:

	2003		2002
Option Summary:	Options	Wt Average Exercise Price	Options	Wt Average Exercise Price
Outstanding-beginning of year	2,771,445	$0.40	—	$—
Granted	622,500	$1.97	2,771,445	$0.40
Exercised	—	$—	—	$—
Forfeited	(58,150)	$1.84	—	$—

Outstanding-end of year	3,335,795	$0.67	2,771,445	$0.40

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2003.

	Total Outstanding			Total Exercisable
Price range	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.00 to $0.50	2,052,761	$0.22	8.7	2,052,761	$0.22
$0.51 to $1.00	542,533	$0.60	8.7	241,866	$0.60
$1.01 to $2.00	503,167	$1.77	9.1	163,389	$1.81
$2.01 to $3.50	237,334	$2.37	9.1	72,536	$2.40

Total:	3,335,795	$0.67	8.8	2,530,552	$0.42

For the year ended December 31, 2003, the Company issued warrants to purchase 220,000 shares of stock, with exercise prices of $2.80 and $3.50 per share, for consulting services. These warrants have been valued at $549,000, and are charged to operations over the expected period of services to be provided.

A summary of Axesstel’s warrant activity and related information is as follows:

	2003		2002
Warrant Summary:	Warrant	Wt Average Exercise Price	Warrant	Wt Average Exercise Price
Outstanding-beginning of year	2,633,038	$0.13	2,333,038	$0.07
Granted	220,000	$2.86	300,000	$0.60
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—

Outstanding-end of year	2,853,038	$0.34	2,633,038	$0.13

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price for both total outstanding warrants and total exercisable warrants as of December 31, 2003.

	Total Outstanding			Total Exercisable
Price	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.07	2,333,038	$0.07	8.4	2,333,038	$0.07
$0.60	300,000	$0.60	8.7	300,000	$0.60
$2.80	200,000	$2.80	9.8	200,000	$2.80
$3.50	20,000	$3.50	4.5	20,000	$3.50

	2,853,038	$0.34	8.5	2,853,038	$0.34

14. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

Net revenues by geographic region based on customer locations for the year ended December 31, 2003 and 2002 were as follows:

	2003	2002
Net revenues
United States	$7,590,880	$5,340,770
Pacific Rim/Asia	3,953,113	1,372,103
Latin America	—	1,204,994
Other	—	920

	$11,543,993	$7,918,787

15. QUARTERLY FINANCIAL DATA

The restated summary quarterly financial data for 2003 and 2002 consists of the following:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003 (as previously reported)
Net revenues	$3,279,105	$4,962,650	$1,043,100	$2,091,138
Income (loss) before income taxes	1,420,535	364,061	(1,093,957)	(3,681,820)
Net income (loss)	807,726	205,085	(637,982)	(2,554,835)
Basic earnings (loss) per share	$0.13	$0.03	$(0.10)	$(0.38)
Diluted earnings (loss) per share	$0.10	$0.02	$(0.10)	$(0.38)

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003 (as restated)
Net revenues	$3,447,105	$4,962,650	$1,043,100	$2,091,138
Income (loss) before income taxes	1,169,649	81,021	(1,517,466)	(3,609,205)
Net income (loss)	783,649	54,021	(1,016,466)	(2,430,475)
Basic earnings (loss) per share	$0.13	$0.01	$(0.15)	$(0.37)
Diluted earnings (loss) per share	$0.10	$0.01	$(0.15)	$(0.37)

2002 (as previously reported)
Net revenues	$414,447	$2,781,773	$2,772,774	$2,117,793
Income (loss) before income taxes	(142,950)	449,008	1,042,860	(469,561)
Net income (loss)	(103,124)	333,905	583,517	(168,672)
Basic earnings (loss) per share	$(0.01)	$0.03	$0.08	$(0.02)
Diluted earnings (loss) per share	$(0.01)	$0.03	$0.08	$(0.02)

2002 (as restated)
Net revenues	$414,447	$2,781,773	$2,772,774	$1,949,793
Income (loss) before income taxes	(196,315)	395,643	697,628	(637,655)
Net income (loss)	(156,489)	270,540	238,285	(297,071)
Basic earnings (loss) per share	$(0.01)	$0.02	$0.04	$(0.04)
Diluted earnings (loss) per share	$(0.01)	$0.02	$0.04	$(0.04)

16. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2000, the Company entered into a license agreement with Qualcomm to manufacture and sell certain products incorporating Qualcomm’s CDMA (Code Division Multiple Access) technology. For the year ended December 31, 2003, the Company has directly paid $992,000 and owes an additional $1.3 million for software purchases, fees and royalties to Qualcomm. This does not include the Qualcomm chipsets purchased directly by our contract manufacturer, estimated at $1.0 million for the year. As of December 31, 2003, Qualcomm owns 605,000 of the 6,699,168 shares of the Company’s outstanding common stock, representing a 9.0% ownership interest in the Company. For the year ended December 31, 2002, the Company paid Qualcomm $215,000. This does not include the Qualcomm chipsets purchased directly by our contract manufacturer, estimated at $875,000 for the year. No amounts were owed to Qualcomm as of December 31, 2002. As of December 31, 2002, Qualcomm owned 605,000 of the 6,077,816 shares of the Company’s outstanding common stock, representing a 9.9% ownership interest in the Company.

17. SUBSEQUENT EVENTS

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

For services rendered in connection with the above financing, the Company agreed to issue to a finder a total of 150,000 shares of its common stock. The Company issued 50,000 shares to the finder in January 2004, and agreed to issue to the finder an additional 50,000 shares in each of January 2005 and January 2006. The Company also paid to the finder a fee of $136,000, representing 5% of the gross proceeds in the financing.

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

The Company also issued to Laurus Master Fund a warrant exercisable for 100,000 shares of common stock that is exercisable until March 11, 2011. The exercise price of the warrant is as follows: $3.31 per share for the first 50,000 shares, $3.59 per share for the next 25,000 shares, and $3.88 per share for the remaining 25,000

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003

shares. However, Laurus is not entitled to receive shares upon exercise of the warrant, upon payment of principal and interest or upon conversion of the promissory note if such receipt would cause Laurus to hold in excess of 4.99% of the outstanding shares of the Company’s common stock on the date of issuance of such shares. In connection with this financing, the Company paid Laurus Capital Management, LLC, manager of the purchaser, a fee of $108,000, which represented 3.6% of the principal of the convertible note.

For services rendered in connection with the financing, the Company issued to a finder a warrant to purchase 47,468 shares of its common stock at an exercise price of $3.16 per share. The warrant is exercisable for five years after the date of issuance. The Company also paid to the finder a fee of $150,000, representing 5% of the gross proceeds from the financing.

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

Under the supervision of our Chief Executive Officer and our interim Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of December 31, 2003, the design and operation of such disclosure controls and procedures were effective, but for the weaknesses discussed below. These weaknesses included the following: a lack of effective documentation for stock options and other compensatory equity grants; the absence of a procedure to obtain from officers and directors information required to be disclosed about such persons; the absence or ineffectiveness of a rule compliance checking procedure for SEC filings; and lack of effective record keeping and compliance assistance for reports required under Section 16(a) of the Exchange Act.

In addition, in connection with the audit of our financial statements for the year ended December 31, 2003, our independent registered public accounting firm identified several matters relating to significant deficiencies in the design or operation of our internal controls, some of which were characterized as material weaknesses. A material weakness constitutes a greater deficiency than a significant deficiency. For the year ended December 31, 2003, and for each of the quarters within that year, these items had the potential to impair our ability to record, process, summarize and report financial data consistent with the assertions of our management in our financial statements. The material weaknesses identified included the lack of an in-place accounting system to identify and track development costs by product in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” the lack of an in-place accounting system to properly identify and track engineering service costs, and the lack of a detailed accounting system for allocation of engineer payroll costs. The significant deficiencies included a lack of formal month-end closings and financial reporting and analysis procedures for our San Diego, California operations, and incorrect recording of employee signing bonuses.

In September 2004, we re-evaluated the application of certain accounting policies and procedures and determined that we had not been properly applying generally accepted accounting principles, primarily in relation to the accounting for software developments costs and intangible assets, and we determined to restate our published financial statements to correct for the errors. We believe the misapplication of generally accepted accounting principles was in part a result of the weaknesses in disclosure controls and procedures identified above.

We have implemented a number of remedial steps to address the noted weaknesses in disclosure controls and procedures and deficiencies in the design and operation of our internal controls over financial reporting. These include:

•	The hiring of David Morash as President and Chief Operating Officer, and Mr. Morash’s interim assumption of the duties of Chief Financial Officer. Mr. Morash has significant experience as a chief financial officer, having served in such positions for a number of public companies.

•	The hiring of a Controller with significant experience as a controller of a large public company that had international and domestic subsidiaries.

•	The hiring of a General Counsel with significant experience as in-house counsel for both public and private companies.

•	A substantial internal review of stock option and equity grants, and an ongoing process of completing the documentation for such grants.

•	A more substantial review of SEC filings by a disclosure committee consisting of the Vice President of Finance, the Controller and the General Counsel.

•	The implementation of improved disclosure controls and procedures, including the collection of officer and director questionnaires, the implementation of a Section 16(a) filing and tracking procedure, and increased involvement of the General Counsel and outside legal counsel in corporate matters.

•	A simplification of the organizational structure within the Company.

•	The implementation of a cost accounting system to identify and track development costs by product in accordance with SFAS No. 86, to identify and track engineering service costs by project, and to allocate engineer payroll costs.

•	The implementation of formal month-end closings and financial reporting and analysis procedures.

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

Jai Bhagat, Director

Jai Bhagat has served as a director of Axesstel since September 2003. In 2000, he founded AIR2LAN, a premier broadband service provider, and currently serves as its Chairman and Chief Executive Officer. Previous to this, Mr. Bhagat was a co-founder of SkyTel Communications, Inc. and served as its Vice Chairman and CEO prior to its recent merger with MEI WorldCom. Mr. Bhagat also serves as Chairman of “License Exempt” sector of Wireless Communications Association International, a national trade association representing the broadband wireless industry. Recently, Mr. Bhagat was on the Southern Governor’s Association Advisory Committee on Research, Development and Technology. Mr. Bhagat has served as Chairman, as well as a board member of the Personal Communications Industry Association, and American Mobile Satellite Corporation (now Motient). He currently serves on the boards of several wireless communications based companies including: MeshNetworks, Inc., a mobile wireless Internet technology company; JP Mobile, a Dallas, Texas based company that designs and markets advanced messaging software and solutions for handheld devices and wireless communications devices; and, SmartSynch, Inc., a wireless data solutions company. He serves as a strategic advisor to JP Mobile, and as Chairman of the Board of Smart Synch. Mr. Bhagat obtained a Master of Science in Electrical Engineering from Howard University and a Bachelor of Science in Electrical Engineering from Bits Pican in India.

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

Summary Compensation Table

		Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Base Salary ($)		Bonus ($)		Other Annual Compensation ($) (1)		Securities Underlying Options (#)
Mike Kwon Chief Executive Officer	2003 2002 2001	$ $ $	243,000 160,000 121,513	$ $ $	60,000 — —	$ $ $	15,490 7,102 —	— 1,227,171 620,439

Satoru Yukie President	2003 2002	$ $	220,000 100,000	$ $	50,000 —		$—	— 1,294,367

Jason Kim Executive Vice President	2003 2002 2001	$ $ $	160,000 116,333 90,000	$ $ $	35,000 — —	$ $ $	7,489 — —	— 234,315 299,132

John Chough Chief Financial Officer	2003 2002 2001	$ $ $	100,000 90,000 75,000	$ $ $	15,000 — —	$ $ $	— — —	— 111,098 172,476

Craig Hagopian Chief Marketing Officer	2003 2002	$ $	160,000 100,000	$ $	— 25,000	$ $	— —	30,000 151,295

(1)	Other annual compensation consists of automobile allowance.

None of the named executive officers received any grants of options or stock appreciation rights during the year ended December 31, 2003.

Options

The following table provides the specified information concerning unexercised options held as of December 31, 2003, by the named executive officers. None of the named executive officers exercised any options during the last fiscal year.

FY-End Option and Warrant Values

Name	Number of Securities Underlying Unexercised Options at 12/31/03		Value of Unexercised in the Money Options at 12/31/03(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Mike Kwon	1,786,651	60,959	$4,200,602	$115,822
Satoru Yukie	1,245,367	49,000	3,007,692	93,100
Jason Kim	494,655	38,792	1,130,491	73,705
John Chough	260,766	22,808	592,256	43,335
Craig Hagopian	163,795	17,500	362,651	33,250

(1)	Represents the difference between the $2.50 closing selling price of the Company’s common stock on the OTC Bulletin Board on December 31, 2003, and the exercise price(s) of the named executive officer’s options.

Employment Arrangements

The Company has no employment contracts or arrangements with any of the named executive officers.

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

Kenny H. Lee was a director of our company from August 2003 through March 2004. Mr. Lee is the Chief Executive Officer and Managing Director of Kenny H. Lee CPA Group, Inc., which served as our independent accountant for the fiscal year ended December 31, 2002, and until November 3, 2003. The Board of Directors approved an invitation for Mr. Lee to join our Board of Directors and serve on our audit committee in December 2002, and Mr. Lee declined such invitation. Mr. Lee then accepted a renewed invitation to join the Board in June 2003. In August 2003, we issued 30,000 shares of common stock to Mr. Lee in consideration of his services as director, consistent with the terms of his invitation to join the board. Such shares were to vest 10,000 shares upon Mr. Lee’s first attendance at a board meeting, which occurred in September 2003, and 10,000 shares on each anniversary thereafter. During the period from January 1, 2002 to December 31, 2002, Kenny H. Lee CPA

Group billed us for $24,812 in audit fees and $7,885 in tax and other fees. During the period from January 1, 2003 to November 3, 2003, Kenny H. Lee CPA Group billed us for $22,060 in audit fees and $5,000 in tax fees. Effective as of November 3, 2003, we dismissed Kenny H. Lee CPA Group as our independent accountant, as further described in Part II, Item 8 above.

We entered into a license agreement with Qualcomm Incorporated, a significant shareholder, whereby we license Qualcomm’s CDMA technology for use in our products. During the period from January 1, 2003 to March 31, 2004, we paid Qualcomm $1.0 million.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description of Document
2.1	Corporate Combination Agreement by and between Miracom Industries, Inc. and Axesstel, Inc. effective July 16, 2002, incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on September 16, 2002.
2.2	First Amendment to Corporate Combination Agreement by and between Miracom Industries, Inc. and Axesstel, Inc. dated August 22, 2004.*
3.1	Articles of Incorporation of the Registrant, as amended**
3.2	Amended and Restated Bylaws of the Registrant, as amended**
4.1	Specimen Common Stock Certificate**
10.1	Form of Indemnity Agreement for directors and executive officers of the Registrant**
10.2	Lease Agreement for Office Space by and between Axesstel and Smith Trust dated October 15, 2001**
10.3†	Subscriber Unit License Agreement by and between Axesstel, Inc. and Qualcomm Incorporated dated November 14, 2000, as amended**
10.4†	Supply Agreement by and between TeleCard Limited and Axesstel dated November 2003**
10.5†	Supply Agreement by and between TeleCard Limited and Axesstel dated November 2003**
14.1	Code of Ethics For Directors, Officers and Employees**
21.1	Subsidiaries of the Registrant**
23.1	Consent of Gumbiner, Savett, Finkel, Fingleson & Rose, Inc.*
23.2	Consent of Kenny H. Lee CPA Group, Inc.*
24.1	Power of Attorney, previously filed and contained on the signature page attached hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

†	Confidential treatment requested.
*	Filed Herewith
**	Previously Filed

(b) Reports on Form 8-K

On November 18, 2003, the Registrant filed a Form 8-K with the Securities and Exchange Commission reporting on Item 4 and Item 7 a change in its independent auditors. The Registrant filed a Form 8-K/A amending the Item 4 and Item 7 disclosures on December 9, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

The following tables describe fees for professional audit services and fees for other services rendered by Kenny H. Lee CPA Group, Inc., our principal accountant from January 1, 2002 to September 2003, and by Gumbiner, Savett, Finkel, Fingleson & Rose, Inc. (Gumbiner), our principal accountant from September 2003 to December 31 2003.

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
Mike HP Kwon
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 12, 2004

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

Signature	Title	Date
/s/ Mike HP Kwon Mike HP Kwon	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	October 12, 2004

/s/ David Morash David Morash	President, Chief Operating Officer, Interim Chief Financial Officer and Director (Principal Financial and Accounting Officer)	October 12, 2004

* Jai Bhagat	Director	October 12, 2004

* Seung Taik Yang	Director	October 12, 2004

/s/ Haydn Hsieh Haydn Hsieh	Director	October 12, 2004

/s/ Eric Schultz Eric Schultz	Director	October 12, 2004

/s/ Harry L. Casari Harry L. Casari	Director	October 12, 2004

*/s/ Mike H.P. Kwon Mike H.P. Kwon Attorney-In-Fact

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Corporate Combination Agreement by and between Miracom Industries, Inc. and Axesstel, Inc. effective July 16, 2002, incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on September 16, 2002.
2.2	First Amendment to Corporate Combination Agreement by and between Miracom Industries, Inc. and Axesstel, Inc. dated August 22, 2002.*
3.1	Articles of Incorporation of the Registrant, as amended**
3.2	Amended and Restated Bylaws of the Registrant, as amended**
4.1	Specimen Common Stock Certificate**
10.1	Form of Indemnity Agreement for directors and executive officers of the Registrant**
10.2	Lease Agreement for Office Space by and between Axesstel and Smith Trust dated October 15, 2001**
10.3†	Subscriber Unit License Agreement by and between Axesstel, Inc. and Qualcomm Incorporated dated November 14, 2000, as amended**
10.4†	Supply Agreement by and between TeleCard Limited and Axesstel dated November 2003**
10.5†	Supply Agreement by and between TeleCard Limited and Axesstel dated November 2003**
14.1	Code of Ethics For Directors, Officers and Employees**
21.1	Subsidiaries of the Registrant**
23.1	Consent of Gumbiner, Savett, Finkel, Fingleson & Rose, Inc.*
23.2	Consent of Kenny H. Lee CPA Group, Inc.*
24.1	Power of Attorney, previously filed and contained on the signature page attached hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

†	Confidential treatment requested.
*	Filed Herewith
**	Previously Filed