Form 10QSB/A
period 2004-03-31
AXESSTEL INC
filed 2004-10-13
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of: October 5, 2004
Common Stock, $.0001 par value	9,416,272

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Explanatory Note

This Amendment No. 2 to Form 10-QSB/A for Axesstel, Inc., a Nevada Corporation (the “Company”), for the quarter ended March 31, 2004 is being filed to amend and restate the items described below. The Company’s Form 10-QSB was originally filed May 24, 2004, and was amended on September 7, 2004 (Amendment No. 1). Based upon an internal review of its application of generally accepted accounting principles, the Company’s Audit Committee, in consultation with the Company’s management and independent registered public accounting firms, determined to correct the Company’s method of accounting for capitalization of software development costs, the amortization of the Company’s license purchased from Qualcomm Incorporated and certain other financial statement entries for stock options, employee bonuses, goodwill impairment, and classifications among costs of goods sold, selling, general and administrative expenses and research and development.

This Amendment No. 2 amends Part I, Item 1, Financial Statements, Part I, Item 2, Management’s Discussion and Analysis, and Part I, Item 3, Controls and Procedures for the following purposes:

•	To amend Part I, Item 1, Financial Statements, to restate the Company’s Condensed Consolidated Financial Statements as of March 31, 2004 and December 31, 2003 for the Condensed Consolidated Balance Sheet; and for the quarters ended March 31, 2004 and 2003 for the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and the Condensed Consolidated Statements of Cash Flows and the related Notes to Consolidated Financial Statements, as more fully described in Note 2 to the Condensed Consolidated Financial Statements;

•	To amend Part I, Item 2, Management’s Discussion and Analysis, to take into account the effects of the restatement; and

•	To amend Part I, Item 3, Controls and Procedures, to reflect the matters discussed above.

The effects of this restatement to the March 31, 2004 and 2003 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Three months ended March 31, 2004		Three months ended March 31, 2003
	As previously reported	As restated	As previously reported	As restated
Net revenues	$428,600	$428,600	$3,279,105	$3,447,105
Income (loss) before taxes	(2,393,741)	(2,657,338)	1,420,535	1,169,649
Net income (loss)	(1,436,245)	(1,594,403)	807,726	783,649
Basic earnings (loss) per common share	$(0.18)	$(0.20)	$0.13	$0.13
Diluted earnings (loss) per common share	$(0.18)	$(0.20)	$0.10	$0.10

This Form 10-QSB/A sets forth the complete text of each item of Form 10-QSB listed above, and for convenience of the reader, also repeats the complete text of each item of Form 10-QSB which has not been amended. This Form 10-QSB/A also includes as Exhibits 31.1, 31.2 and 32.1 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-QSB on May 24, 2004. Accordingly, this Form 10-QSB/A should be read in conjunction with the Company’s filings made subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. In that regard, the Company will be amending its Form 10-QSB/A for the quarter ended June 30, 2004, to reflect restated financial results and other matters related to the restatement discussed above.

Additional detail regarding the restatement is included in Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, and in Part I, Item 2, Management’s Discussion and Analysis.

Axesstel, Inc.

Except where the context otherwise requires, all references in this Report to the Registrant, the Company, Axesstel, we or our refer to Axesstel, Inc., a Nevada Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	restated
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,960,433	$376,336
Accounts receivable	216,000	1,408,888
Prepayments and other current assets	812,355	612,687

Total current assets	3,988,788	2,397,911
Property and equipment, net	1,516,417	1,463,266
Other assets
Security deposits	163,359	158,418
Deferred tax assets	2,577,935	1,515,000
License, net	2,147,974	2,229,544
Goodwill	385,564	385,564
Other, net	1,021,072	731,231

Total other assets	6,295,904	5,019,757

Total assets	$11,801,109	$8,880,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	restated
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$847,353	$1,479,466
Due to Qualcomm, Inc.	900,000	1,300,000
Short-term note payable	902,812	200,000
Current obligations under capital leases	—	221,040
Customer advances	998,428	26,146
Fund raising advances	—	1,720,000
Accrued expenses and other current liabilities	728,653	784,378

Total current liabilities	4,377,246	5,731,030
Long-term liabilities
Long-term note payable	2,798,743	—

Total long-term liabilities	2,798,743	—
Stockholders’ equity
Common stock, par value $.0001; authorized 50,000,000 shares; 8,144,468 and 6,699,168 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	814	670
Additional paid-in capital	9,797,275	6,726,604
Accumulated other comprehensive loss	(38,890)	(37,694)
Accumulated deficit	(5,134,079)	(3,539,676)

Total stockholders’ equity	4,625,120	3,149,904

Total liabilities and stockholders’ equity	$11,801,109	$8,880,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
	restated	restated
Net revenues
Product sales	$428,600	$603,375
Engineering development service	—	2,843,730

	428,600	3,447,105
Cost of goods sold
Product sales	345,417	555,471
Engineering development service	—	669,130

	345,417	1,224,601
Gross profit
Product sales	83,183	47,904
Engineering development service	—	2,174,600

	83,183	2,222,504
Research and development	962,347	331,776
Selling, general and administrative expenses	1,698,050	830,901

Total operating expenses	2,660,397	1,162,677

Operating income (loss)	(2,577,214)	1,059,827
Other income (expense)
Interest income and other income	4,559	116,056
Interest expense and other expense	(84,683)	(6,234)

Total other income (expense)	(80,124)	109,822

Income (loss) before income taxes	(2,657,338)	1,169,649
Provision (benefit) for income taxes	(1,062,935)	386,000

Net income (loss)	(1,594,403)	783,649
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,196)	(9,355)

Comprehensive income (loss)	$(1,595,599)	$774,294

Basic earnings (loss) per common share	$(0.20)	$0.13

Diluted earnings (loss) per common share	$(0.20)	$0.10

Weighted average number of common shares – basic	8,000,706	6,077,810

Weighted average number of common shares – diluted	8,000,706	8,070,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	March 31, 2004	March 31, 2003
	restated	restated
Cash flows from operating activities:
Net income (loss)	$(1,594,403)	$783,649

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	315,260	152,204
Issuance of stock for services	20,625	—
Issuance of stock for employee compensation	25,000	—
Stock options granted for employee compensation	—	102,600
Stock warrants granted for services	15,250	—
Deferred tax assets	(1,062,935)	(276,477)
(Increase) decrease in
Accounts receivable	1,192,888	(190,504)
Prepayments and other current assets	(190,150)	42,708
Other assets	(308,632)	(211,480)
Increase (decrease) in
Accounts payable	(632,113)	10,105
Accrued expenses and other liabilities	(481,870)	166,855
Customer advances	998,428	—

Total adjustments	(108,249)	(203,989)

Net cash provided (used) by operating activities	(1,702,652)	579,660

Cash flows from investing activities:
Acquisition of property and equipment	(157,940)	(790,556)

Net cash used in investing activities	(157,940)	(790,556)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	866,925	—
Repayment of note payable	(200,000)	—
Proceeds from issuance of note payable	4,000,000	—
Repayments under capital lease obligations	(221,040)	(49,023)

Net cash provided (used) by financing activities	4,445,885	(49,023)

Cumulative translation adjustment	(1,196)	(9,355)

Net increase (decrease) in cash and cash equivalents	2,584,097	(269,274)
Cash and cash equivalents at beginning of year	376,336	768,665

Cash and cash equivalents at end of period	$2,960,433	$499,391

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

During the first quarter of 2004, the Company entered into the following transactions:

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

During the first quarter of 2003, the Company issued stock with a value of $300,000 for employee compensation. Of this amount, $25,000 was amortized during the quarter ended March 31, 2003 and 2004.

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

Revenue Recognition and Warranty Costs

Revenues from product sales are generally recognized when the risks of ownership and title pass to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is shipped to the customer’s freight forwarder. The Company does not have a specific sales return policy since sales returns have not been significant. If and when products are returned, the Company normally exchanges them or provides credits to the customer. The returned products are shipped back to the manufacturer and the Company is allowed a credit or exchange from the supplier. The Company provides allowances for potential sales returns and credit losses when necessary. Management concluded that no allowance was needed as of March 31, 2004 and December 31, 2003.

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Research and Development

Costs incurred in research and development activities are expensed as incurred. During the three months ended March 31, 2003, revenue was recorded for research and development efforts under development services contracts with the related costs classified as engineering development services. There was no revenue recorded for research and development efforts in the three months ended March 31, 2004.

License

License includes the costs of a non-exclusive worldwide software technology license with no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic life of the license, which is approximately ten years.

Software Development Costs

Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established are capitalized in accordance with Statement of Financial Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Significant management judgment is required in determining when technological feasibility has been achieved for a particular product. Capitalized software development costs are amortized when products are available for general release to customers, using the greater of the amount computed using (a) the ratio that current gross revenues for the products bear to the total current and anticipated future gross revenues for the products or (b) the straight-line method over the estimated useful life of the products.

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Bulletin (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company has adopted only the disclosure provisions of SFAS No. 148, “ Accounting for Stock-Based Compensation – Transition and Disclosure,” which is an amendment to SFAS No. 123.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for stock option awards consistent with the methodology prescribed by SFAS No. 123, the Company’s net income (loss) and earnings per share would be adjusted to the pro forma amounts indicated below for the three month periods ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
Net income (loss), as reported	$(1,594,403)	$783,649
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(70,319)	(44,039)

Pro forma net income (loss)	$(1,664,722)	$739,610

Earnings (loss) per share:
Basic – as reported	$(0.20)	$0.13
Basic – pro forma	$(0.21)	$0.12
Diluted – as reported	$(0.20)	$0.10
Diluted – pro forma	$(0.21)	$0.09

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2003: dividend yields of 0%, expected volatility of 133%, risk-free interest rate of 6%, and expected lives of five years.

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Certain Risks and Concentrations

While all obligations for the Company’s foreign customers are secured by letters of credit, the Company generally does not receive security for domestic customer obligations. Credit losses incurred through March 31, 2004 have been insignificant, and the Company has not recorded a reserve for collectibility at March 31, 2004 or December 31, 2003. The Company performs ongoing customer credit evaluations and may in the future establish a collectibility allowance if appropriate.

The Company’s products include components subject to rapid technological change. Significant technological change could adversely affect the Company’s operating results and subject the Company to product obsolescence. The Company has return privileges with its suppliers and other ongoing programs to minimize the adverse effects of technological change, and the Company has not recorded a reserve for inventory obsolescence at March 31, 2004 or December 31, 2003.

During the first quarter of 2004, two customers accounted for 50% and 49% of the Company’s revenue, respectively. At March 31, 2004, the amounts due from such customers were $216,000 and $0, respectively, which were included in accounts receivable. During the first three months of 2004, the Company purchased all of its products from one manufacturer. As of March 31, 2004, the amount purchased was $339,000. During the first quarter of 2003, two customers accounted for 61% and 26% of the Company’s revenue, respectively. At March 31, 2003, the amounts due from such customers were $243,000 and $431,000, respectively, which were included in accounts receivable. During the first three months of 2003, the Company purchased substantially all its product from one manufacturer. As of March 31, 2003, the amount purchased was $533,000.

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

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company’s previously issued condensed consolidated balance sheet as of March 31, 2004, and the condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 have been restated to correct the Company’s method of accounting for capitalization of software development costs, the amortization of the Company’s license purchased from Qualcomm, and certain other financial statement entries for stock options, employee bonuses, goodwill impairment, and classifications among cost of goods sold, selling, general, and administrative expenses and research and development.

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

Certain other financial statement entries for stock options, employee bonuses, goodwill impairment, and classification among cost of goods sold, selling, general and administrative, and research and development were recorded as part of this restatement.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

The impact of this restatement, which has been reflected throughout the condensed consolidated financial statements and accompanying notes, is as follows:

Consolidated Balance Sheet (unaudited)

	March 31, 2004
	As previously reported	As restated
Deferred tax assets	$1,837,496	$2,577,935
License, net	3,000,000	2,147,974
Development costs	1,307,200	—
Other, net	660,447	1,021,072
Total other assets	7,354,006	6,295,904
Total assets	12,859,271	11,801,109
Accrued expenses and other current liabilities	729,849	728,653
Total current liabilities	4,378,442	4,377,246
Common stock	8,109	814
Additional paid-in capital	9,470,208	9,797,275
Accumulated deficit	(3,757,341)	(5,134,079)
Total stockholders' equity	5,682,086	4,625,120
Total liabilities and stockholders' equity	12,859,271	11,801,109

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)—(unaudited)

	Three months ended March 31, 2004		Three months ended March 31, 2003
	As previously reported	As restated	As previously reported	As restated
Net revenues	$428,600	$428,600	$3,279,105	$3,447,105
Gross profit	83,183	83,183	2,054,504	2,222,504
Research and development	664,056	962,347	64,528	331,776
Selling, general and administrative expenses	1,732,744	1,698,050	679,263	830,901
Total operating expenses	2,396,800	2,660,397	743,791	1,162,677
Operating income (loss)	(2,313,617)	(2,577,214)	1,310,713	1,059,827
Income (loss) before income taxes	(2,393,741)	(2,657,338)	1,420,535	1,169,649
Provision (benefit) for income taxes	(957,496)	(1,062,935)	612,809	386,000
Net income (loss)	(1,436,245)	(1,594,403)	807,726	783,649
Comprehensive income (loss)	(1,437,441)	(1,595,599)	798,371	774,294
Basic earnings (loss) per common share	$(0.18)	$(0.20)	$0.13	$0.13
Diluted earnings (loss) per common share	$(0.18)	$(0.20)	$0.10	$0.10

Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2004		Three months ended March 31, 2003
	As previously reported	As restated	As previously reported	As restated
Net income (loss)	$(1,436,245)	$(1,594,403)	$807,726	$783,649

Depreciation and amortization	233,690	315,260	103,166	152,204
Impairment of goodwill	136,889	—	—	—
Issuance of stock for services	—	20,625	—	—
Issuance of stock for employee compensation	—	25,000	—	102,600
Stock warrants granted for services	15,250	15,250	—	—
Deferred tax assets	(957,496)	(1,062,935)	495,396	(276,477)
(Increase) decrease in
Accounts receivable	1,192,888	1,192,888	(22,504)	(190,504)
Prepayments and other current assets	(190,150)	(190,150)	(612,535)	42,708
Other assets	(308,632)	(308,632)	(29,190)	(211,480)
Increase (decrease) in
Accounts payable	(632,113)	(632,113)	240,900	10,105
Accrued expenses and other liabilities	(480,675)	(481,870)	46,219	166,855
Customer advances	998,428	998,428	—	—

Total adjustments	8,079	(108,249)	221,452	(203,989)

Net cash (used in) provided by operating activities	(1,428,166)	(1,701,457)	1,029,178	579,660

Acquisition of property and equipment	(157,940)	(157,940)	(793,290)	(790,556)
Additions to development costs	(273,291)	—	(449,538)	—
Proceeds from sales of marketable securities	—	—	20	—

Net cash used in investing activities	(431,231)	(157,940)	(1,242,808)	(790,556)

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2004	December 31, 2003
Machinery and equipment	$589,769	$422,975
Office furniture and equipment	316,851	314,924
Software	1,081,810	1,091,036
Leasehold improvements	40,565	42,120

	$2,028,995	$1,871,055
Less: Accumulated depreciation	512,578	407,789

	$1,516,417	$1,463,266

4. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	March 31, 2004	December 31, 2003
Prepaid taxes	$236,829	$455,731
Prepaid finders fees	28,943	—
Employee advances	61,773	61,727
Supplier advances	484,810	90,236
Other receivables	—	4,993

	$812,355	$612,687

5. OTHER ASSETS

Other assets consisted of the following:

	March 31, 2004	December 31, 2003
Workforce intangible from Entatel acquisition	144,398	164,981
Workforce bonuses	103,931	160,000
Deferred compensation	360,625	406,250
Prepaid finders fee	266,666	—
Prepaid loan costs	145,452	—

	$1,021,072	$731,231

Other assets are amortized over a two to three year period.

6. LICENSE

In November 2000, the Company entered into a Subscriber Unit License Agreement (the “Agreement”) with Qualcomm and obtained a license of CDMA (Code Division Multiple Access) technology, Qualcomm’s intellectual property, to manufacture and sell certain CDMA based products and to purchase certain components and equipment from time to time.

The Agreement called for an “Up-Front License Fee” of $3,000,000, payable with 2,000,000 shares Axesstel California’s Series B Preferred Stock amounting to $1,500,000 and five variable installment payments for the remaining $1,500,000 maturing no later than 360 days after the effective date, with no interest. The Company paid $200,000 towards these installments.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

The Agreement was amended in March 2002 to (i) reduce the scope of the license and (ii) accept the previous $200,000 cash payment and the issuance of 2,000,000 shares of Series B Preferred Stock of Axesstel California as payment in full for the Up Front License Fee. In August 2002, the Series B Preferred Stock was converted into 605,183 shares of the Company’s common stock. In December 2003, the Agreement was amended further to (i) increase the scope of the license and (ii) increase the Up-Front License Fee by $1,300,000 payable over the next 12 months.

This license, as amended, allows the Company to manufacture fixed wireless CDMA based products and to sell or distribute them worldwide. This license has no fixed termination date and the Company has assigned an estimated life of 10 years for the license. As of December 31, 2003 and 2002, the license consisted of the following:

	March 31, 2004	December 31, 2003
License costs	$3,000,000	$3,000,000
Accumulated amortization	(852,026)	(770,456)

	$2,147,974	$2,229,544

Amortization expense related to this license amounted to $81,570 and $49,038 for the three months ended March 31, 2004 and 2003, respectively.

7. SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs are amortized when products are available for general release to customers, using the greater of the amount computed using (a) the ratio that current gross revenues for the products bear to the total of current and anticipated future gross revenues for those products or (b) the straight-line method over the estimated useful lives of the products. There were no capitalized software costs as of March 31, 2004 and December 31, 2003.

8. GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company has completed its testing for the year ended December 31, 2003 using the method discussed in SFAS No. 142 and determined that there was an impairment of $296,889. Impairment costs, when recognized, are recorded as a charge to operations. As of March 31, 2004, and December 31, 2003, net goodwill amounted to $385,564 .

For the year ended December 31, 2003, the Company recorded $247,472 of workforce acquired as part of the Entatel acquisition and amortized $103,074 of this intangible as of March 31, 2004, and $82,491 as of December 31, 2003.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2004	December 31, 2003
Overdraft with bank	$—	$93,405
Accrued taxes	9,596	21,877
Accrued operating expenses	719,057	669,096

	$728,653	$784,378

10. STOCKHOLDERS’ EQUITY

Common Stock Activity

In January 2004, the Company issued 1,360,000 shares of the Company’s common stock at their fair market value of $2.00 per share to seven equity investors for gross proceeds of $2,720,000. In connection with this private placement, 50,000 shares of common stock were issued to a finder and the Company agreed to issue an additional 50,000 shares to the finder in each of January 2005 and January 2006.

In January 2004, the Company issued 30,000 shares of its common stock valued at their fair market value of $2.15 per share to an employee.

In February 2004, the Company issued 5,300 shares of its common stock valued at their fair market value of $2.85 per share to 53 employees.

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

In March 2004, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock, the first 50,000 shares of which are exercisable at $3.31 per share, the next 25,000 shares of which are exercisable at $3.59 per share and the balance of which are exercisable at $3.88 per share, to a institutional investor in connection with the Company’s issuance of a $3 million convertible note. In addition, the Company issued a warrant to purchase 47,468 shares of its common stock at an exercise price of $3.16 per share to an accredited investor for finder’s fee expense related to this financing.

Stock Option Activity

In September 2002, the Company established a stock option plan, which was approved by the Board of Directors, pursuant to which options to purchase a total of 911,671 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this stock option plan vest over a three-year period. As of March 31, 2004, options to purchase 870,367 shares of common stock under the plan have been granted to the Company’s employees, officers, directors and consultants and are outstanding. The Company granted to certain of its employees options to purchase 23,000 shares of common stock under the plan during the period ending March 31, 2004.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

In March 2003, the Company established an additional stock option plan, which was approved by the Board of Directors, pursuant to which options to purchase a total of 982,171 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this stock option plan vest over a three-year period. As of March 31, 2004, options to purchase 878,500 of the 982,171 shares of common stock authorized under the plan have been granted to the Company’s employees, officers, directors and consultants and are outstanding. The Company granted to certain of its employees options to purchase 500,000 shares of common stock under the plan during the period ending March 31, 2004.

In September 2003, the Company established an additional stock option plan, which was approved by the Board of Directors, pursuant to which options to purchase a total of 1,000,000 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. As of March 31, 2004, options to purchase 250,000 of the 1,000,000 shares of common stock authorized under the plan had been granted. The Company granted to certain of its employees options to purchase 250,000 shares of common stock under the plan during the period ending March 31, 2004.

11. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

Net revenues by geographic region based on customer locations for the quarters ended March 31, 2004 and 2003 were as follows:

	March 31, 2004	March 31, 2003
Net revenues
United States	$—	$3,194,655
Pacific Rim/Asia	216,600	252,450
Latin America	212,000	—

Total	$428,600	$3,447,105

12. FINANCINGS

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

The Company also issued to Laurus Master Fund a warrant exercisable for 100,000 shares of common stock that is exercisable until March 11, 2011. The exercise price of the warrant is as follows: $3.31 per share for

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

the first 50,000 shares, $3.59 per share for the next 25,000 shares, and $3.88 per share for the remaining 25,000 shares. However, Laurus is not entitled to receive shares upon exercise of the warrant, upon payment of principal and interest or upon conversion of the promissory note if such receipt would cause Laurus to hold in excess of 4.99% of the outstanding shares of our common stock on the date of issuance of such shares. In connection with this financing, the Company paid Laurus Capital Management, LLC, manager of the purchaser, a fee of $108,000, which represented 3.6% of the principal of the convertible note.

For services rendered in connection with the financing, pursuant to a retail/institutional engagement agreement, the Company issued to a finder a warrant to purchase 47,468 shares of its common stock at an exercise price of $3.16 per share. The warrant is exercisable for five years after the date of issuance. The Company also paid to the finder a fee of $150,000, representing 5% of the gross proceeds from the financing.

The Company filed a registration statement on Form S-2 covering the resale of the shares of common stock obtainable upon conversion of the note and exercise of the warrants held by Laurus and the finder, which registration statement was declared effective in May 2004.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company uses Wistron NeWeb Corporation exclusively as its contract manufacturer. For the first three months of 2004, the Company received $339,000 of product from Wistron. As of March 31, 2004, Wistron owns 500,000 of the 8,144,468 shares of the Company’s outstanding common stock, representing a 6.1% ownership interest in the Company. In addition, Mr. Haydn Hsieh, one of the Company’s directors, is also the President and Chief Executive Officer of Wistron.

In November 2000, the Company entered into a license agreement with Qualcomm, Inc. to manufacture and sell certain products incorporating Qualcomm’s CDMA (Code Division Multiple Access) technology. For the first three months of 2004, the Company has paid $31,000 and owes an additional $900,000 for software purchases, fees and royalties to Qualcomm. In addition, the Company has indirectly purchased Qualcomm products from their contract manufacturer valued at $85,000. As of March 31, 2004, Qualcomm owns 605,183 of the 8,144,468 shares of the Company’s outstanding common stock, representing a 7.4% ownership interest in the Company.

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

In accordance with the Explanatory Note to this Amendment No. 2 to Form 10-QSB/A, forward looking statements have not been updated to reflect events or operations after May 24, 2004.

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

Restatement

This Amendment No. 2 on Form 10-QSB/A restates the Company’s previously issued condensed consolidated balance sheet as of March 31, 2004, and the condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 to correct the Company’s method of accounting for capitalization of software development costs, the amortization of license purchased from Qualcomm and certain other financial statement entries for stock options, employee bonuses, goodwill impairment, and classifications among cost of goods sold, selling, general and administrative expenses and research and development.

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

Through the quarter ended June 30, 2004, the Company has been capitalizing software development costs subsequent to the achievement of technological feasibility of the software component which is embedded in the Company’s product. We began to amortize these costs when the product was ready for sale. The Financial Accounting Standards Board, (“FASB”) Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”, other authoritative literature, interpretations and industry practices prescribe that the technological feasibility is established when both the software and other components of the product’s research and development activities are completed. Only upon attainment of both requirements, is the Company allowed to begin capitalizing software development costs. Upon a thorough investigation of the Company’s engineering process, the Company has determined that the research and development activities of the Company’s products finish simultaneously with the commencement of the manufacturing process. As such, all development and research activities performed up to the commencement of the manufacturing process should be expensed. The Company’s consolidated financial statements as restated have been adjusted retroactively to reflect this change.

Additionally, through the quarter ended June 30, 2004, the Company had determined that the CDMA intellectual licensed purchased from Qualcomm had an indefinite life. After further review of industry practices, the Company has determined that it is more customary to establish a definite life for the license, and the

Company has assigned an estimated economic life of 10 years. The Company’s consolidated financial statements as restated have been adjusted retroactively to reflect this change.

Certain other financial statement entries for stock options, employee bonuses, goodwill impairment, and classifications among cost of goods sold, selling, general and administrative, and research and development were recorded as part of this restatement.

The effects of this restatement to the March 31, 2004 and 2003 condensed consolidated statements of operations are as follows:

	Three months ended March 31, 2004		Three months ended March 31, 2003
	As previously reported	As restated	As previously reported	As restated
Net revenues	$428,600	$428,600	$3,279,105	$3,447,105
Income (loss) before taxes	(2,393,741)	(2,657,338)	1,420,535	1,169,649
Net income (loss)	(1,436,245)	(1,594,403)	807,726	783,649
Basic earnings (loss) per common share	$(0.18)	$(0.20)	$0.13	$0.13
Diluted earnings (loss) per common share	$(0.18)	$(0.20)	$0.10	$0.10

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total net sales, the condensed consolidated statement of operations and comprehensive income (loss) data for the three month periods ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
	restated	restated
Net revenues
Product sales	100.0%	17.5%
Engineering development service	0.0%	82.5%

	100.0%	100.0%
Cost of goods sold
Product sales	80.6%	16.1%
Engineering development service	0.0%	19.4%

	80.6%	35.5%
Gross profit
Product sales	19.4%	1.4%
Engineering development service	0.0%	63.1%

	19.4%	64.5%
Operating expenses
Research and development	224.5%	9.6%
Selling, general and administrative expenses	396.2%	24.1%

	620.7%	33.7%
Operating income (loss)	(601.3)%	30.7%
Other income (expense)	(18.7)%	3.2%

Income (loss) before income taxes	(620.0)%	33.9%
Provision (benefit) for income taxes	(248.0)%	11.2%

Net income (loss)	(372.0)%	22.7%

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED

MARCH 31, 2003

Net Revenues and Gross Profit

For the first quarter of 2004, revenues were $429,000 compared to $3.4 million for the first quarter of 2003; representing an 88% decrease from the previous year’s first quarter. This reduction in revenue was in line with previously announced management expectations, and was caused by our transition from operating as a contract research and development organization to a manufacturer of branded products for large telephone and data carriers worldwide. All of our revenues in the 2004 period were from product sales. For the first quarter of 2003, $603,000 of revenues were from sales of products, and $2.8 million of revenues were from engineering services for Verizon Communications, Inc. and another major telecommunications company under third-party contracts that were completed in 2003.

At the end of 2003, we commenced large scale product manufacturing with our Taiwan-based manufacturing partner, Wistron NeWeb Corporation. This new manufacturing arrangement will allow us to fulfill much larger purchase orders as we target large telephone and data carriers worldwide. We have recently entered into two large supply agreements. In March, 2004, we completed a supply agreement with BellSouth International, Inc. At the end of 2003, we entered into agreements for an aggregate price of $17 million with TeleCard Limited of Pakistan. Our first quarter 2004 results include only two weeks of product shipments under our BellSouth and TeleCard supply contracts. The majority of our start-up requirements for deliveries under the BellSouth and TeleCard supply contracts are complete, and we expect significant increases in our revenues from these contracts for the remaining quarters in the fiscal year. We also expect to enter into other contracts in the near term that will increase our revenues for the balance of 2004 and into 2005.

Gross profit decreased from 64.5% in the first quarter of 2003 to 19.4% in the first quarter of 2004. The majority of this decrease is due to the loss of revenue from engineering services, which carried low material content and high margins. In the first quarter of 2003, the engineering service gross profit was 76% contributing to the overall high margins for that quarter. Gross profit during the first quarter of 2004 also suffered from lower scale operations as we ramped up our supply arrangements. With increased production volumes expected in future quarters, we expect to take advantage of significant volume discounts within our supply chain, and improve our gross margin.

Research and Development Expenses

Research and development expenses (R&D) increased from $332,000 in the first quarter of 2003 to $962,000 in the first quarter of 2004. As a percentage of revenue, this increase in R&D expenses represents an increase from 9.6% in the first quarter of 2003 to 224.5% in the first quarter of 2004. Much of this variance is due to the shift from engineering development revenue to product revenue. In the first quarter of 2003, the majority of our engineering expense ($669,000) was recorded to cost of sales for the work performed from our engineering service business. In the first quarter of 2004, the entire engineering base was dedicated to the development and implementation of our own Axesstel products. Management believes that this additional investment in research and development is necessary at this point in order to capture a larger market share and produce the highest quality CDMA wireless products. We believe R&D expenses will continue at these current levels during the remainder of the year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased 104.4%, from $831,000 in the first quarter of 2003 to $1.7 million in the first quarter of 2004, Furthermore, SG&A as a percentage of sales increased from 24.1% in the first quarter of 2003 to 396.2% in the first quarter of 2004. This increase in SG&A is primarily attributed to the increase in the number of employees included in SG&A, increased wages and benefits, increased legal and outside consulting fees. We believe SG&A expenses will remain constant on an absolute basis and significantly decrease as a percentage of revenue, during the remainder of the year, as our expected revenue volumes will allow us to better absorb these expenses.

Other Income (expense)

We had $110,000 in other income for the first quarter of 2003 compared to $80,000 of other expense in the first quarter of 2004. The shift was primarily the result of increased interest charges and transaction costs related to our financings during the first quarter of 2004.

Provision (benefit) for income taxes

In the first quarter of 2003 income tax expense was $386,000 compared to a benefit of $1.1 million in the first quarter of 2004. Provision or benefit for income taxes relates to our taxable income or loss. We had net operating losses for the first quarter of 2004, and taxable income for the first quarter of 2003.

Liquidity and Capital Resources

At March 31, 2004, we had negative working capital of $0.4 million compared to negative working capital of $3.3 million at December 31, 2003. The increase in working capital reflected net cash from financing activities of $4.4 million and a reduction in accounts receivable of $1.1 million, offset by our net loss of $1.6 million, a decrease in accounts payable of $0.6 million, and $0.2 million of cash used in investing activities.

During the first three months in 2004, the expected low revenue and corresponding net loss resulted in a net cash usage in operations of $1.7 million. Additional investment activity for equipment created an additional outflow of $0.2 million. We forecasted this outflow of cash in the first quarter as we transitioned away from our reliance on our engineering development services business to introduce our branded products in the marketplace. We generated cash of $4.4 million in the quarter from our financing activities to support this transition.

During the first three months of 2003, cash flows generated through operations helped us fund investment in equipment and the development of our software. Net cash provided from operations totaled $0.6 million, while the outflow of cash used in investing activities totaled $0.8 million.

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

Under the supervision of our Chief Executive Officer and our interim Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of March 31, 2004, the design and operation of such disclosure controls and procedures were effective, but for the weaknesses discussed below. These weaknesses included the following: a lack of effective documentation for stock options and other compensatory equity grants; the absence of a procedure to obtain from officers and directors information required to be disclosed about such persons; the absence or ineffectiveness of a rule compliance checking procedure for SEC filings; and lack of effective record keeping and compliance assistance for reports required under Section 16(a) of the Exchange Act.

In addition, in connection with the audit of our financial statements for the year ended December 31, 2003, our independent registered public accounting firm identified several matters relating to significant deficiencies in the design or operation of our internal controls, some of which were characterized as material weaknesses. A material weakness constitutes a greater deficiency than a significant deficiency. These items had the potential to impair our ability to record, process, summarize and report financial data consistent with the assertions of our management in our financial statements. The material weaknesses identified included the lack of an in-place accounting system to identify and track development costs by product in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” the lack of an in-place accounting system to properly identify and track engineering service costs, and the lack of a detailed accounting system for allocation of engineer payroll costs. The significant deficiencies included a lack of formal month-end closings and financial reporting and analysis procedures for our San Diego, California operations, and improper recording of employee signing bonuses.

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

(b) Changes In Internal Controls Over Financial Reporting. As described above, in connection with the audit of our financial statements for the year ended December 31, 2003, our independent registered public accounting firm identified certain material weaknesses and significant deficiencies in our internal controls over financial reporting. During the quarter ended March 31, 2004, we implemented accounting systems:

•	to identify and track development costs by product in accordance with SFAS No. 86;

•	to identify and track engineering service costs by project; and

•	to allocate engineer payroll costs.

Except as set forth above, no significant changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter.

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

PART II.—OTHER INFORMATION

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description of Document
10.1	Convertible Note Purchase Agreement made and entered into as of January 8, 2004, by and among the registrant, North American Venture Fund II, L.P., Mike H.P. Kwon and Satoru Yukie.(1)

10.2	Convertible Term Note issued January 8, 2004, by the registrant to North America Venture Fund II, L.P.**

10.3	Common Stock and Warrant Purchase Agreement made and entered into as of January 8, 2004, by and among the registrant, the parties listed on the Schedule of Investors attached thereto as Exhibit A, Mike H.P. Kwon and Satoru Yukie.(1)

10.4	Form of Common Stock Purchase Warrant, exercise price $1.00, dated January 8, 2004**

10.5	Form of Common Stock Purchase Warrant, exercise price $2.00 subject to adjustment, dated January 8, 2004**

10.6	Securities Purchase Agreement made and entered as of March 16, 2004, by and between the registrant and Laurus Master Fund, Ltd.(2)

10.7	Convertible Term Note issued March 16, 2004 by the registrant to Laurus Master Fund, Ltd.**

10.8	Security Agreement made and entered into as of March 12, 2004, by and among the registrant and Laurus Master Fund, Ltd.**

10.9	Common Stock Purchase Warrant issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd.**

10.10	Registration Rights Agreement made and entered into as March 11, 2004, by and among the registrant and Laurus Master Fund, Ltd.**

10.11	Offer Letter for David Morash, dated December 3, 2003.**

10.12	Offer Letter for Patrick Gray, dated February 11, 2004.**

10.13	Offer Letter for Lixin Cheng, dated December 22, 2003.**

10.14	Supply Agreement between BellSouth International, Inc. and Axesstel California, dated March 18, 2004.**

10.15	Form of Warrant issued to finder and its assignees, dated March 11, 2004, in connection with the March 2004 Convertible Note Financing.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

**	previously filed

(1)	Incorporated by reference to the exhibits filed with Form 8-K on January 22, 2004.

(2)	Incorporated by reference to the exhibits filed with Form 8-K on March 25, 2004.

(b)	Reports on Form 8-K

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

October 12, 2004

AXESSTEL, INC., a Nevada corporation

By	/s/ MIKE HP KWON
Mike HP Kwon,
Chief Executive Officer

By	/s/ DAVID MORASH
David Morash,
President, Chief Operating Officer and Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
10.1	Convertible Note Purchase Agreement made and entered into as of January 8, 2004, by and among the registrant, North American Venture Fund II, L.P., Mike H.P. Kwon and Satoru Yukie.(1)

10.2	Convertible Term Note issued January 8, 2004, by the registrant to North America Venture Fund II, L.P.**

10.3	Common Stock and Warrant Purchase Agreement made and entered into as of January 8, 2004, by and among the registrant, the parties listed on the Schedule of Investors attached thereto as Exhibit A, Mike H.P. Kwon and Satoru Yukie.(1)

10.4	Form of Common Stock Purchase Warrant, exercise price $1.00, dated January 8, 2004**

10.5	Form of Common Stock Purchase Warrant, exercise price $2.00 subject to adjustment, dated January 8, 2004**

10.6	Securities Purchase Agreement made and entered as of March 16, 2004, by and between the registrant and Laurus Master Fund, Ltd.(2)

10.7	Convertible Term Note issued March 16, 2004 by the registrant to Laurus Master Fund, Ltd.**

10.8	Security Agreement made and entered into as of March 12, 2004, by and among the registrant and Laurus Master Fund, Ltd.**

10.9	Common Stock Purchase Warrant issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd.**

10.10	Registration Rights Agreement made and entered into as March 11, 2004, by and among the registrant and Laurus Master Fund, Ltd.**

10.11	Offer Letter for David Morash, dated December 3, 2003.**

10.12	Offer Letter for Patrick Gray, dated February 11, 2004.**

10.13	Offer Letter for Lixin Cheng, dated December 22, 2003.**

10.14	Supply Agreement between BellSouth International, Inc. and Axesstel California, dated March 18, 2004.**

10.15	Form of Warrant issued to finder and its assignees, dated March 11, 2004, in connection with the March 2004 Convertible Note Financing.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

**	previously filed

(1)	Incorporated by reference to the exhibits filed with Form 8-K on January 22, 2004.

(2)	Incorporated by reference to the exhibits filed with Form 8-K on March 25, 2004.