Form 10QSB/A
period 2004-06-30
AXESSTEL INC
filed 2004-10-13
CIK 1092492

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

Explanatory Note

This Amendment No. 2 to Form 10-QSB/A for Axesstel, Inc., a Nevada corporation, (the “Company”), for the quarter ended June 30, 2004 is being filed to amend and restate the items described below. The Company’s Form 10-QSB was originally filed August 16, 2004, and was amended on September 7, 2004 (Amendment No. 1). Based upon an internal review of its application of generally accepted accounting policies, the Company’s Audit Committee, in consultation with the Company’s management and independent registered public accounting firms, determined to correct the Company’s method of accounting for capitalization of software development costs, the amortization of the Company’s license purchased from Qualcomm Incorporated and certain other financial statement entries for stock options, employees bonuses, goodwill impairment, and classifications among cost of goods sold, selling, general and administrative expense and research and development. Certain minor corrections are also made to disclosures regarding employment agreements and related party transactions.

This Amendment No. 2 amends Part I, Item 1, Financial Statements, Part I, Item 2, Management’s Discussion and Analysis, and Part I, Item 3, Controls and Procedures for the following purposes:

•	To amend Part I, Item 1, Financial Statements, to restate the Company’s Condensed Consolidated Financial Statements as of June 30, 2004 and December 31, 2003 for the Condensed Consolidated Balance Sheets; for the quarters ended June 30, 2004 and 2003 for the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and the Condensed Consolidated Statements of Cash Flows and the related Notes to Consolidated Financial Statements, as more fully described in Note 2 to the Consolidated Financial Statements;

•	To amend Part I, Item 2, Management’s Discussion and Analysis, to take into account the effects of the restatement; and

•	To amend Part I, Item 3, Controls and Procedures, to reflect the matters discussed above.

The effects of this restatement to the June 30, 2004, and 2003 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Six months ended June 30, 2004		Six months ended June 30, 2003
	As previously reported	As restated	As previously reported	As restated
Net revenues	$8,303,590	$8,303,590	$8,241,755	$8,409,755
Income (loss) before taxes	(4,057,988)	(4,397,170)	1,784,596	1,250,670
Net income (loss)	(2,434,793)	(2,638,302)	1,012,811	837,670
Basic earnings (loss) per common share	$(0.30)	$(0.33)	$0.16	$0.13
Diluted earnings (loss) per common share	$(0.30)	$(0.33)	$0.11	$0.09

This Form 10-QSB/A sets forth the complete text of each item of Form 10-QSB listed above, and for convenience of the reader, also repeats the complete text of each item of Form 10-QSB which has not been amended. This Form 10-QSB/A also includes as Exhibits 31.1, 31.2 and 32.1 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-QSB on August 16, 2004, with respect to Parts I and II , or events occurring after the April 21, 2004 filing date of the Company’s definitive proxy statement incorporated by reference in the original Form 10-QSB. Accordingly, this Form 10-QSB/A should be read in conjunction with the Company’s filings made subsequent to the filing of the original Form 10-KSB, including any amendments to those filings. In that regard, the Company will be amending its Form 10-KSB/A for the year ended December 31, 2003 and Form 10-QSB/A for the quarter ended March 31, 2004, to reflect restated financial results and other matters related to the restatement discussed above.

Additional detail regarding the restatement is included in Note 2 to the Consolidated Financial Statements included in Part I, Item 1, Financial Statements, and in Part II, Item 2, Management’s Discussion and Analysis.

Axesstel, Inc.

Except where the context otherwise requires, all references in this Report to the Registrant, the Company, Axesstel, we or our refer to Axesstel, Inc., a Nevada Corporation.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	restated (Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,490,336	$376,336
Accounts receivable	3,884,000	1,408,888
Prepayments and other current assets	517,080	612,687

Total current assets	5,891,416	2,397,911
Property and equipment, net	1,836,169	1,463,266
Other assets
Deferred tax assets	3,273,868	1,515,000
License, net	2,066,404	2,229,544
Goodwill	385,564	385,564
Other, net	1,097,204	889,649

Total other assets	6,823,040	5,019,757

Total assets	$14,550,625	$8,880,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,411,171	$1,479,466
Due to Qualcomm, Inc.	1,086,323	1,300,000
Due to Wistron NeWeb, a related party	3,377,702	—
Short-term note payable	684,063	200,000
Current obligations under capital leases	—	221,040
Customer advances	159,000	26,146
Fund raising advances	—	1,720,000
Accrued expenses and other current liabilities	278,845	784,378

Total current liabilities	6,997,104	5,731,030
Long-term liabilities
Long-term note payable	2,720,650	—

Total long-term liabilities	2,720,650	—
Stockholders’ equity
Common stock, par value $.0001; authorized 50,000,000 shares; 9,166,468 and 6,699,168 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	917	670
Additional paid-in capital	10,999,046	6,726,604
Accumulated other comprehensive income (loss)	10,886	(37,694)
Accumulated deficit	(6,177,978)	(3,539,676)

Total stockholders’ equity	4,832,871	3,149,904

Total liabilities and stockholders’ equity	$14,550,625	$8,880,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	Restated	Restated	Restated	Restated
Net revenues
Product sales	$7,874,990	$1,644,900	$8,303,590	$2,248,275
Engineering development service	—	3,317,750	—	6,161,480

	7,874,990	4,962,650	8,303,590	8,409,755
Cost of goods sold
Product sales	6,897,584	2,229,354	7,243,001	2,784,825
Engineering development service	—	780,667	—	1,449,797

	6,897,584	3,010,021	7,243,001	4,234,622
Gross profit
Product sales	977,406	(584,454)	1,060,589	(536,550)
Engineering development service	—	2,537,083	—	4,711,683

	977,406	1,952,629	1,060,589	4,175,133
Research and development	867,315	428,012	1,829,662	759,788
Selling, general and administrative expenses	1,725,362	1,482,029	3,423,412	2,312,930

Total operating expenses	2,592,677	1,910,041	5,253,074	3,072,718

Operating income (loss)	(1,615,271)	42,588	(4,192,485)	1,102,415
Other income (expense)
Interest income and other income	2,444	110,680	7,003	226,736
Interest expense and other expense	(127,005)	(72,247)	(211,688)	(78,481)

Total other income (expense)	(124,561)	38,433	(204,685)	148,255

Income (loss) before income taxes	(1,739,832)	81,021	(4,397,170)	1,250,670
Provision (benefit) for income taxes	(695,933)	27,000	(1,758,868)	413,000

Net income (loss)	(1,043,899)	54,021	(2,638,302)	837,670
Other comprehensive income (loss)
Foreign currency translation adjustment	(3,835)	(36,966)	(5,031)	(46,321)

Comprehensive income (loss)	$(1,047,734)	$17,055	$(2,643,333)	$791,349

Basic earnings (loss) per common share	$(0.13)	$0.01	$(0.33)	$0.13

Diluted earnings (loss) per common share	$(0.13)	$0.01	$(0.33)	$0.09

Weighted average number of common shares—basic	8,314,801	6,366,278	8,108,310	6,222,844

Weighted average number of common shares—diluted	8,314,801	9,248,168	8,108,310	9,104,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
	June 30, 2004	June 30, 2003
	restated	restated
Cash flows from operating activities:
Net income (loss)	(2,638,302)	$837,670

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	847,975	371,303
Loss from disposition of assets	—	355,242
Issuance of stock for services	36,168	14,403
Issuance of stock for employee compensation	79,605	300,000
Issuance of stock option for employee compensation	—	102,600
Issuance of warrants for services	30,500	—
Deferred tax assets	(1,758,868)	(408,453)
(Increase) decrease in
Accounts receivable	(2,475,112)	(549,294)
Prepayments and other current assets	106,707	27,198
Other assets	(332,816)	(108,696)
Increase (decrease) in
Accounts payable, including related party payables	3,095,730	141,167
Accrued expenses and other liabilities	(505,533)	940,227
Customer advances	132,854	—

Total adjustments	(742,790)	1,185,697

Net cash provided (used in ) by operating activities	(3,381,092)	2,023,367

Cash flows from investing activities:
Acquisition of property and equipment	(739,473)	(1,043,850)

Net cash used in investing activities	(739,473)	(1,043,850)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	1,607,025	185,000
Repayment of note payable	(200,000)	—
Proceeds from issuance of notes payable	4,000,000	—
Repayments under capital lease obligations	(221,040)	(310,294)

Net cash provided (used in) by financing activities	5,185,985	(125,294)

Cumulative translation adjustment	48,580	(46,321)

Net increase (decrease) in cash and cash equivalents	1,114,000	807,902
Cash and cash equivalents at beginning of year	376,336	768,665

Cash and cash equivalents at end of period	$1,490,336	$1,576,567

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

During the first six months of 2004, the Company entered into the following transactions:

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

During the six months ended June 30, 2003, the Company issued stock with a value of $300,000 for employee compensation. Of this amount, $50,000 was amortized during the six months ended June 30, 2004 and 2003.

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

Revenue Recognition and Warranty Costs

Revenues from product sales are generally recognized when the risks of ownership and title pass to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is shipped to the customer’s freight forwarder. The Company does not have a specific sales return policy since sales returns have not been significant. If and when products are returned, the Company normally exchanges them or provides credits to the customer. The returned products are shipped back to the supplier and the Company is allowed a credit or exchange from the supplier. The Company provides allowances for potential sales returns and credit losses when necessary. Management concluded that no allowance was needed as of June 30, 2004 and December 31, 2003.

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

Research and Development

Costs incurred in research and development activities are expensed as incurred. During the six months ended June 30, 2003, revenue was recorded for research and development efforts under development services contracts with the related costs classified as engineering development services. There was no revenue recorded for research and development efforts in the six months ended June 30, 2004.

License

License includes the costs of a non-exclusive worldwide software technology license with no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic life of the license which is approximately ten years.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, notes payable, accrued expenses and other liabilities, and obligations under capital leases approximate fair value due to the short-term maturities of these instruments.

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

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for stock option awards consistent with the methodology prescribed by SFAS No. 123, the Company’s net income (loss) and earnings per share would be adjusted to the pro forma amounts indicated below for the six month periods ended June 30, 2004 and 2003:

	Six months ended June 30,
	2004	2003
	restated	restated
Net income (loss), as reported	$(2,638,302)	$837,670
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(312,314)	(121,771)

Pro forma net income (loss)	$(2,950,616)	$715,899

Earnings (loss) per share:
Basic – as reported	$(0.33)	$0.13
Basic – pro forma	$(0.36)	$0.12
Diluted – as reported	$(0.33)	$0.09
Diluted – pro forma	$(0.36)	$0.08

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2004 and 2003: dividend yields of 0%, expected volatility of 133%, risk-free interest rate of 6%, and expected lives of five years.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Earnings (Loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares include stock that would be issued on exercise of outstanding options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds and conversion of debt. For the six months ended June 30, 2004, 7,715,710 potentially dilutive securities, respectively, are excluded from the computation because they are anti-dilutive.

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

Certain Risks and Concentrations

While all obligations for the Company’s foreign customers are secured by letters of credit, the Company generally does not receive security for domestic customer obligations. Credit losses incurred through June 30, 2004 have been insignificant, and the Company has not recorded a reserve for collectibility at June 30, 2004 or December 31, 2003. The Company performs ongoing customer credit evaluations and may in the future establish a collectibility allowance if appropriate.

The Company’s products include components subject to rapid technological change. Significant technological change could adversely affect the Company’s operating results and subject the Company to product obsolescence. The Company has return privileges with its suppliers and other ongoing programs to minimize the adverse effects of technological change, and the Company has not recorded a reserve for inventory obsolescence at June 30, 2004 or December 31, 2003.

During the first six months of 2004, two customers accounted for 70% and 22% of the Company’s revenue, respectively. At June 30, 2004, the amounts due from such customers were $2,074,000 and $1,810,000, respectively, which were included in accounts receivable. During the first six months of 2004, the Company purchased all its products from one manufacturer. At June 30, 2004, the amount owed was $3.4 million. During the first six months of 2003, two customers accounted for 56% and 23% of the Company’s revenue, respectively. At June 30, 2003, the amounts due from such customers were $0 and $1,131,000, respectively, which were included in accounts receivable. During the first six months of 2003, the Company purchased all its product from one manufacturer. As of June 30, 2003, the amount purchased was $2.2 million.

As of June 30, 2004, the Company maintained net tangible assets of approximately $1,084,000 at its location in Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company’s operations.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company’s previously issued condensed consolidated balance sheet as of June 30, 2004, and the condensed consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 30, 2004 and 2003, stockholders’ equity and condensed consolidated statement of cash flows for the six months ended June 30, 2004 and 2003 have been restated to correct the Company’s method of accounting for capitalization of software development costs, the amortization of the Company’s license purchased from Qualcomm, Inc., and certain other financial statement entries for stock options, employee bonuses, goodwill impairment, and classifications among cost of goods sold, selling, general, and administrative expenses and research and development.

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

Through the quarter ended June 30, 2004, the Company had been capitalizing software development costs subsequent to the achievement of technological feasibility of the software component which is embedded in the Company’s product. The Financial Accounting Standards Board, (“FASB”) Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”, other authoritative literature, interpretations and industry practices prescribe that the technological feasibility is established when both the software and other components of the product’s research and development activities are completed. Only upon attainment of both requirements is the Company allowed to begin capitalizing software development costs. Upon a thorough review of the Company’s engineering process, the Company has determined that the research and development activities of the Company’s products finish simultaneously with the commencement of the manufacturing process. As such, all development and research activities performed up to the commencement of the manufacturing process should be expensed. The Company’s consolidated financial statements as restated have been adjusted retroactively to reflect this change.

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

The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

Consolidated Balance Sheet (unaudited)

	June 30, 2004
	As previously reported	As restated
Deferred tax assets	$2,503,195	$3,273,868
License, net	3,000,000	2,066,404
Development costs	1,255,590	—
Other, net	782,204	1,097,204
Total other assets	7,926,553	6,823,040
Total assets	15,654,138	14,550,625
Common stock	9,166	917
Additional paid-in capital	10,671,025	10,999,046
Accumulated deficit	(4,754,693)	(6,177,978)
Total stockholders’ equity	5,936,384	4,832,871
Total liabilities and stockholders’ equity	15,654,138	14,550,625

Consolidated Statements of Operations and Comprehensive Income (Loss)—(unaudited)

	Six months ended June 30, 2004		Six months ended June 30, 2003
	As previously reported	As restated	As previously reported	As restated
Net revenues	$8,303,590	$8,303,590	$8,241,755	$8,409,755
Gross profit	1,060,589	1,060,589	4,007,133	4,175,133
Research and development	1,557,981	1,829,662	438,789	759,788
Selling, general and administrative expenses	3,355,911	3,423,412	1,932,003	2,312,930
Total operating expenses	4,913,892	5,253,074	2,370,792	3,072,718
Operating income (loss)	(3,853,303)	(4,192,485)	1,636,341	1,102,415
Income (loss) before income taxes	(4,057,988)	(4,397,170)	1,784,596	1,250,670
Provision (benefit) for income taxes	(1,623,195)	(1,758,868)	771,785	413,000
Net income (loss)	(2,434,793)	(2,638,302)	1,012,811	837,670
Comprehensive income (Loss)	(2,439,824)	(2,643,333)	966,490	791,349
Basic earnings (loss) per common share	$(0.30)	$(0.33)	$0.16	$0.13
Diluted earnings (loss) per common share	$(0.30)	$(0.33)	$0.11	$0.09

Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30, 2004		Six months ended June 30, 2003
	As previously reported	As restated	As previously reported	As restated
Net income (loss)	$(2,434,793)	$(2,638,302)	1,012,811	837,670

Depreciation and amortization	726,560	847,975	232,227	371,303
Impairment of goodwill	136,889	—	—	—
Loss from disposition of assets	—	—	—	355,242
Issuance of stock for services	—	30,500	14,393	14,403
Issuance of stock for employee compensation	—	36,168	300,000	300,000
Issuance of stock option for employee compensation	—	—	—	102,600
Issuance of stock warrants for services	30,500	79,605	—	—
Deferred tax assets	(1,623,195)	(1,758,868)	654,372	(408,453)
(Increase) decrease in
Accounts receivable	(2,475,112)	(2,475,112)	(381,294)	(549,294)
Prepayments and other current assets	106,707	106,707	(258,206)	27,198
Other assets	(332,816)	(332,816)	(44,116)	(108,696)
Increase (decrease) in
Accounts payable, including related party payables	3,095,730	3,095,730	1,188,752	141,167
Accrued expenses and other liabilities	(531,679)	(505,533)	(521,194)	940,227
Customer advances	159,000	132,854	—	—

Total adjustments	(707,416)	(742,790)	1,184,934	1,185,697

Net cash (used in) provided by operating activities	(3,142,209)	(3,381,092)	2,197,745	2,023,367

Acquisition of property and equipment	(739,473)	(739,473)	(1,043,850)	(1,043,850)
Additions to development costs	(354,656)	—	(385,579)	—

Net cash used in investing activities	(1,094,129)	(739,473)	(1,429,429)	(1,043,850)

Proceeds from issuance of common stock, net of costs	1,722,797	1,607,025	185,000	185,000
Repayment of note payable	(200,000)	(200,000)	—	—
Proceeds from issuance of note payable	4,000,000	4,000,000	—	—
Repayments under capital lease obligations	(221,040)	(221,040)	(99,093)	(99,093)

Net cash provided (used in) by financing activities	5,301,757	5,185,985	85,907	85,907

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2004	December 31, 2003
Machinery and equipment	$672,988	$422,975
Office furniture and equipment	350,861	314,924
Software	1,569,652	1,091,036
Leasehold improvements	53,473	42,120

	$2,646,974	$1,871,055
Less: Accumulated depreciation	810,805	407,789

	$1,836,169	$1,463,266

4. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	June 30, 2004	December 31, 2003
Prepaid taxes	$290,106	$455,731
Prepaid rent	20,336	—
Prepaid finders fees	30,525	—
Employee advances	22,520	61,727
Supplier advances	153,593	90,236
Other receivables	—	4,993

	$517,080	$612,687

5. OTHER ASSETS

Other assets consisted of the following:

	June 30, 2004	December 31, 2003
Deposits	$187,543	$158,418
Workforce intangible from Entatel acquisition	123,815	164,981
Workforce bonuses	64,173	160,000
Deferred compensation	315,000	406,250
Prepaid finders fee	263,143	—
Prepaid loan costs	143,530	—

	$1,097,204	$889,649

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

This license, as amended, allows the Company to manufacture fixed wireless CDMA based products and to sell or distribute them worldwide. This license has no fixed termination date and the Company has assigned an estimated life of 10 years for the license. As of June 30, 2004, and December 31, 2003, the license consisted of the following:

	June 30, 2004	December 31, 2003
License costs	$3,000,000	$3,000,000
Accumulated amortization	(933,596)	(770,456)

	$2,066,404	$2,229,544

Amortization expense related to this license amounted to $163,140 and $98,076 for the six months ended June 30, 2004 and 2003, respectively.

7. SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs are amortized when products are available for general release to customers, using the greater of the amount computed using (a) the ratio that current gross revenues for the products bear to the total of current and anticipated future gross revenues for those products or (b) the straight-line method over the estimated useful lives of the products. There were no capitalized software costs as of June 30, 2004 and December 31, 2003.

8. GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company has completed its testing for the year ended December 31, 2003 using the method discussed in SFAS No. 142 and determined that there was an impairment of $296,889. Impairment costs, when recognized, are recorded as a charge to operations. As of June 31, 2004, and December 31, 2003, net goodwill amounted to $385,564 .

The Company recorded $247,472 of workforce acquired as part of the 2003 Entatel acquisition and have amortized $123,657 of this intangible as of June 31, 2004, and $82,491 as of December 31, 2003.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2004	December 31, 2003
Overdraft with bank	$—	$93,405
Accrued taxes	108,900	21,877
Accrued operating expenses	169,945	669,096

	$278,845	$784,378

10. STOCKHOLDERS’ EQUITY

Common Stock Activity

In January 2004, the Company issued 1,360,000 shares of the Company’s common stock at its fair market value price of $2.00 per share to seven equity investors for gross proceeds of $2,720,000. In connection with this private placement, 50,000 shares of common stock were issued to a finder and the Company agreed to issue an additional 50,000 shares to the finder in each of January 2005 and January 2006.

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

In March 2004, the Company issued to an institutional investor in connection with the Company’s issuance of a $3 million convertible note a warrant to purchase 100,000 shares of the Company’s common stock, the first 50,000 shares of which are exercisable at $3.31 per share, the next 25,000 shares of which are exercisable at $3.59 per share and the balance of which are exercisable at $3.88 per share. In addition, the Company issued a warrant to purchase 47,468 shares of its common stock at an exercise price of $3.16 per share to an accredited investor for finder’s fee expense related to the this financing.

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

In March 2003, the Company established a stock option plan, which was approved by the Board of Directors, pursuant to which options to purchase a total of 982,171 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this plan vest over a three year period. As of June 30, 2004, options to purchase 838,500 shares of common stock under this plan had been granted. The Company granted to certain of its employees options to purchase 500,000 shares of common stock under the plan in the first six months of 2004.

In September 2003, the Company established a stock option plan, which was approved by the Board of Directors, pursuant to which options to purchase a total of 1,000,000 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this plan vest over a three year period. As of June 30, 2004, options to purchase 250,000 shares of common stock under this plan have been granted to the Company’s employees, officers, directors, and consultants and are outstanding. The Company granted to certain of its employees options to purchase 250,000 shares of common stock under the plan in the first six months of 2004.

11. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

Net revenues by geographic region based on customer locations for the six months ended June 30, 2004 and 2003 were as follows:

	June 30, 2004	June 30, 2003
Net revenues
United States	$—	$6,514,130
Pacific Rim/Asia	2,486,200	1,895,625
Latin America	5,817,390	—

Total	$8,303,590	$8,409,755

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

The Company is involved in a legal dispute arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon the Company’s financial position, results of operations, or cash flows.

14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company uses Wistron NeWeb Corporation exclusively as its contract manufacturer. For the first six months of 2004, the Company received $6.7 million of product from Wistron. During this period, the Company paid $3.3 million, and owes an additional $3.4 million. As of June 30, 2004, Wistron owns 1,000,000 of the 9,166, 468 shares of the Company’s outstanding common stock, representing a 10.9% ownership interest in the Company. In addition, Mr. Haydn Hsieh, one of the Company’s directors, is also the President and Chief Executive Officer of Wistron.

In November 2000, the Company entered into a license agreement with Qualcomm to manufacture and sell certain products incorporating Qualcomm’s CDMA (Code Division Multiple Access) technology. For the first six months of 2004, the Company has paid $774,000 and owes an additional $1.1 million for software purchases, fees and royalties to Qualcomm. This does not include the Qualcomm chipsets purchased directly from our contract manufacturer, estimated at $1.8 million for the first six months of 2004. As of June 30, 2004, Qualcomm owns 605,000 of the 9,166,468 shares of the Company’s outstanding common stock, representing a 6.6% ownership interest in the Company.

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

In accordance with the Explanatory Note to this Amendment No. 2 to Form 10-QSB/A, forward-looking statements have not been updated to reflect events or operations after August 16, 2004.

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

Restatement

This Amendment No. 2 on Form 10-QSB/A restates the Company’s previously issued condensed consolidated balance sheets as of June 30, 2004, and the consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 30, 2004, stockholders’ equity and condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2004 to correct the Company’s method of accounting for capitalization of software development costs, the amortization of license purchased from Qualcomm and certain other financial statement entries for stock options, employee bonuses, goodwill impairment, and classifications among cost of goods sold selling, general and administrative expenses and research and development.

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

Through the quarter ended June 30, 2004, the Company has been capitalizing software development costs subsequent to the achievement of technological feasibility of the software component which is embedded in the Company’s product. We began to amortize these costs when the product was ready for sale. The Financial Accounting Standards Board, (“FASB”) Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”, other authoritative literature, interpretations and industry practices prescribe that the technological feasibility is established when both the software and other components of the product’s research and development activities are completed. Only upon attainment of both requirements, is the Company allowed to begin capitalizing software development costs. Upon a thorough investigation of the Company’s engineering process, the Company has determined that the research and development activities of the Company’s products are completed simultaneously with the commencement of the manufacturing process. As such, all development and research activities performed up to the commencement of the manufacturing process should be expensed. The Company’s consolidated financial statements as restated have been adjusted retroactively to reflect this change.

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

Certain other financial statement entries for stock options, employee bonuses, goodwill impairment, and classifications among cost of goods sold, selling, general, and administrative, and research and development were recorded as part of this restatement.

The effects of this restatement to the June 30, 2004, and 2003 condensed consolidated statement of operations are as follows:

	Six months ended June 30, 2004		Six months ended June 30, 2003
	As previously reported	As restated	As previously reported	As restated
Net revenues	$8,303,590	$8,303,590	$8,241,755	$8,409,755
Income (loss) before taxes	(4,057,988)	(4,397,170)	1,784,596	1,250,670
Net income (loss)	(2,434,793)	(2,638,302)	1,012,811	837,670
Basic earnings (loss) per common share	$(0.30)	$(0.33)	$0.16	$0.13
Diluted earnings (loss) per common share	$(0.30)	$(0.33)	$0.11	$0.09

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

The following table sets forth, as a percentage of total net revenue, the condensed consolidated statement of operations data for the three month periods ended June 30, 2004 and 2003:

	Three months ended June 30,
	2004	2003
	restated	restated
Net revenues
Product sales	100.0%	33.1%
Engineering development service	0.0	66.9

	100.0	100.0

Cost of goods sold
Product sales	87.6	44.9
Engineering development service	0.0	15.8

	87.6	60.7

Gross profit
Product sales	12.4	(11.8)
Engineering development service	0.0	51.1

	12.4	39.3

Operating expenses
Research and development	11.0	8.6
Selling, general and administrative expenses	21.9	29.9

	32.9	38.5

Operating income (loss)	(20.5)	0.8
Other income (expense)	(1.6)	0.8

Income (loss) before income taxes	(22.1)	1.6

Provision (benefit) for income taxes	(8.8)	.5

Net income (loss)	(13.3)	1.1

Net Revenues and Gross Profit

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

Gross profit decreased from 39.3% for the second quarter of 2003 to 12.4% for the second quarter of 2004. The majority of this decrease is due to the loss of revenue from engineering services, which carried low material content and high margins. In the second quarter of 2003, the engineering service gross profit was 51.1% of total net revenue contributing to the overall high margins for that quarter. During the remainder of 2004, we expect unit cost to reduce due to volume based savings and improved supply chain management. However, we expect gross margin percent to remain stable due to a lower average selling price of our products.

Research and Development Expenses

Research and development expenses (R&D) increased from $428,000 in the second quarter of 2003 to $867,000 for the second quarter of 2004. As a percentage of revenue, this increase in R&D expenses represents an increase from 8.6% in the second quarter of 2003 to 11.0% for the second quarter of 2004. Much of this variance is due to the shift from engineering revenue to product revenue. For the second quarter of 2003, engineering expenses were recorded to both cost of sales for work performed from our engineering service business and to R&D expense for our company funded expenses. For the second quarter of 2004, the entire engineering staff was dedicated to the development and implementation of our own Axesstel products, resulting in an increase in recorded research and development expense. The shift in engineering resources to our product development program is designed to increase the product portfolio of our CDMA wireless products as we pursue greater market share for our products. We anticipate that R&D expenses will not increase significantly for the balance of the year, but decrease as a percentage of revenues as result of projected revenue increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased 16.4%, from $1.5 million in the second quarter of 2003 to $1.7 million in the second quarter of 2004. This increase is primarily related to additional headcount and wages. However, SG&A as a percentage of sales decreased from 29.9% in the second quarter of 2003 to 21.9% in the second quarter of 2004. We anticipate SG&A expenses will not increase significantly during the remainder of the year and continue to decrease as a percentage of revenue, during the remainder of the year, as our expected revenue volumes will allow us to better absorb these expenses.

Other Income (expense)

We had $38,000 in other income for the second quarter of 2003 compared to $125,000 of other expense for the second quarter of 2004. The shift was primarily the result of increased interest charges and transaction costs related to our financings that occurred during the first quarter of 2004.

Provision (benefit) for income taxes

During the second quarter of 2003 income tax expense was $27,000 compared to a benefit of $696,000 for the second quarter of 2004. The shift was directly related to our loss before income taxes in the 2004 period of $1.7 million, compared to income before income taxes of $81,000 for the 2003 period.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

The following table sets forth, as a percentage of total net revenue, the condensed consolidated statement of operations data for the six month periods ended June 30, 2004 and 2003:

	Six months ended June 30,
	2004	2003
	restated	restated
Net revenues
Product sales	100.0%	26.7%
Engineering development service	0.0	73.3

	100.0	100.0

Cost of goods sold
Product sales	87.2	33.2
Engineering development service	0.0	17.2

	87.2	50.4

Gross profit
Product sales	12.8	(6.4)
Engineering development service	0.0	56.0

	12.8	49.6

Operating expenses
Research and development	22.0	9.0
Selling, general and administrative expenses	41.2	27.5

	63.2	36.5

Operating income (loss)	(50.5)	13.1
Other income (expense)	(2.5)	1.8

Income (loss) before income taxes	(53.0)	14.9

Provision (benefit) for income taxes	(21.2)	4.9

Net income (loss)	(31.8)	10.0

Net Revenues and Gross Profit

For the first six months of 2004, revenues were $8.3 million compared to $8.4 million for the second quarter of 2003; representing a 1% decrease from the previous year’s comparable period. All of our revenues in the 2004 period were from product sales, compared to $2.2 million of product sales during the 2003 period; representing an increase in product sales of 269%. For the six months ended June 30, 2003, $6.2 million of revenues were from engineering services for Verizon Communications, Inc. and another major telecommunications Company under third-party contracts that were completed in 2003. We do not anticipate any engineering service revenue in 2004.

Gross profit decreased from 49.6% in the first two quarters of 2003 to 12.8% for the first two quarters of 2004. The majority of this decrease is due to the loss of revenue from engineering services, which carried low material content and high margins. In the first six months of 2003, the engineering service gross profit was 56.0% of total net revenue contributing to the overall high margins for that period.

Research and Development Expenses

Research and development expenses (R&D) increased from $760,000 in the six months ended June 30, 2003, to $1.8 million in the six months ended June 30, 2004. As a percentage of revenue, this increase in R&D expenses represents an increase from 9.0% in the first six months of 2003 to 22.0% in the first six months of 2004. Much of this variance is due to the shift from engineering revenue to product revenue. For the 2003 period, engineering expenses were recorded to both cost of sales for work performed from our engineering service business and to R&D expense for our company funded expenses. For the 2004 period, the entire engineering staff was dedicated to the development and implementation of our own Axesstel products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased 48.0%, from $2.3 million for the six months ended June 30, 2003, to $3.4 million for the comparable period of 2004, Furthermore, SG&A as a percentage of sales increased from 27.5% for the first two quarters of 2003 to 41.2% in the first two quarters of 2004. This increase in SG&A is primarily attributed to the increase in the number of employees included in SG&A, increased wages and benefits and, increased legal and outside consulting fees.

Other Income (expense)

We had $148,000 in other income for the first six months of 2003 compared to $205,000 of other expense in the first six months of 2004. The shift was primarily the result of increased interest charges and transaction costs related to our financings that occurred during the first quarter of 2004.

Provision (benefit) for income taxes

During the six months ended June 30, 2003 income tax expense was $413,000 compared to a benefit of $1.8 million for the six months ended June 30, 2004. The shift was directly related to our loss before income taxes in the 2004 period of $4.4 million, compared to income before income taxes of $1.3 million for the 2003 period.

Liquidity and Capital Resources

At June 30, 2004, we had negative working capital of $1.1 million compared to negative working capital of $3.3 million at December 31, 2003. The increase in working capital reflected net cash from financing activities of $5.2 million offset by our net loss of $2.6 million, additional cash usage by operations of $0.7 million, and $.7 million of cash used in investing activities, which included software and equipment purchases.

During the first six months in 2004, the expected net loss resulted in a net cash usage in operations of $3.4 million. Additional investment activity for software and equipment created an additional outflow of $.7 million. We forecasted this outflow of cash at the start of the year as we transitioned away from our reliance on our engineering development services business to introduce our branded products in the marketplace. We generated cash of $5.2 million during the first six months from our financing activities to support this transition.

During the first six months of 2003, cash flows generated through operations helped us fund investment in equipment and software. Net cash provided from operations totaled $2.0 million, while the outflow of cash used in investing activities totaled $1.0 million.

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

Under the supervision of our Chief Executive Officer and our interim Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of June 30, 2004, the design and operation of such disclosure controls and procedures were effective, but for the weaknesses discussed below. These weaknesses included the following: a lack of effective documentation for stock options and other compensatory equity grants; the absence of a procedure to obtain from officers and directors information required to be disclosed about such persons; the absence or ineffectiveness of a rule compliance checking procedure for SEC filings; and lack of effective record keeping and compliance assistance for reports required under Section 16(a) of the Exchange Act.

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

(b) Changes In Internal Controls Over Financial Reporting. As described above, in connection with the audit of our financial statements for the year ended December 31, 2003, our independent registered public accounting firm identified certain material weaknesses and significant deficiencies in our internal controls over financial reporting. During the quarter ended June 30, 2004, we implemented formal month-end closings and financial reporting and analysis procedures. We also implemented a number of procedures to correct the material weaknesses identified by our independent registered public accounting firm prior to the quarter ended June 30, 2004. Except as set forth above, no significant changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

Exhibit Number	Description of Document

10.1	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004.(1)

10.2	Letter Agreement with North America Venture Fund II, L.P., dated April 15, 2004.(1)

10.3	Purchase order with Tata Teleservices (Maharashtra) Limited, dated April 20, 2004.(1)

10.4	Purchase order with Tata Teleservices, Ltd., dated April 26, 2004.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

(1)	previously filed

(b)	Reports on Form 8-K

On May 19, 2004, we furnished a Form 8-K containing disclosure in Item 12. On May 28, 2004, we furnished a Form 8-K containing disclosure in Item 9.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 12, 2004

AXESSTEL, INC., a Delaware corporation

By	/s/ DAVID MORASH
David Morash
President, Chief Operating Officer and Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

10.1	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004.(1)

10.2	Letter Agreement with North America Venture Fund II, L.P., dated April 15, 2004.(1)

10.3	Purchase order with Tata Teleservices (Maharashtra) Limited, dated April 20, 2004.(1)

10.4	Purchase order with Tata Teleservices, Ltd., dated April 26, 2004.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

(1)	previously filed