Form 10QSB
period 2004-09-30
AXESSTEL INC
filed 2004-11-15
CIK 1092492

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32160

AXESSTEL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	91-1982205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6815 Flanders Drive, Suite 210,

San Diego, California 92121

(Address of principal executive offices)(Zip Code)

(858) 625-2100

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒        No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 11, 2004
Common Stock, $0.0001 per share	10,931,958 shares

Transitional Small Business Disclosure Format (Check one):    Yes☐        No☒

Axesstel, Inc.

Form 10-QSB

For the Quarter Ended September 30, 2004

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,432,374	$376,336
Accounts receivable	21,043,418	1,408,888
Deferred offering expenses	609,858	—
Prepayments and other current assets	1,137,808	612,687

Total current assets	25,223,458	2,397,911
Property and equipment, net	1,659,377	1,463,266
Other assets
Deferred tax assets	3,273,868	1,515,000
License, net	1,984,834	2,229,544
Goodwill	385,564	385,564
Other assets, net	788,745	889,649

Total other assets	6,433,011	5,019,757

Total assets	$33,315,846	$8,880,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,058,188	$1,479,466
Accounts payable to Qualcomm, Inc.	1,864,332	1,300,000
Accounts payable to Wistron NeWeb, a related party	18,030,433	—
Notes payable	2,134,376	200,000
Current obligations under capital leases	—	221,040
Customer advances	613,451	26,146
Accrued litigation settlement	1,740,000	—
Accrued expenses and other current liabilities	1,318,954	784,378

Total current liabilities	26,759,734	4,011,030
Long-term liabilities
Notes payable, net of discounts of $310,368	3,511,632	—
Fund raising advances	—	1,720,000

Total long-term liabilities	3,511,632	1,720,000
Stockholders’ equity
Common stock, par value $0.0001; authorized 50,000,000 shares; 9,540,598 and 6,699,168 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	954	670
Additional paid-in capital	12,185,289	6,726,604
Accumulated other comprehensive income (loss)	7,891	(37,694)
Unearned compensation	(584,273)	—
Accumulated deficit	(8,565,381)	(3,539,676)

Total stockholders’ equity	3,044,480	3,149,904

Total liabilities and stockholders’ equity	$33,315,846	$8,880,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net revenues:
Product sales	$26,068,468	$600	$34,372,058	$2,248,875
Engineering development service	—	1,042,500	—	7,203,980

Total net revenues	26,068,468	1,043,100	34,372,058	9,452,855

Cost of goods sold
Product sales	22,784,570	—	30,027,571	2,784,825
Engineering development service	—	245,300	—	1,695,097

Total cost of goods sold	22,784,570	245,300	30,027,571	4,479,922

Gross profit:
Product sales	3,283,898	600	4,344,487	(535,950)
Engineering development service	—	797,200	—	5,508,883

Total gross profit	3,283,898	797,800	4,344,487	4,972,933

Operating expenses:
Research and development	1,005,575	1,027,229	2,835,237	1,787,017
Selling, general and administrative	2,535,951	1,286,897	5,959,363	3,599,827
Litigation settlement	1,740,000	—	1,740,000	—

Total operating expenses	5,281,526	2,314,126	10,534,600	5,386,844

Loss from operations	(1,997,628)	(1,516,326)	(6,190,113)	(413,911)
Other income (expense):
Interest and other income	1,009	—	8,012	226,736
Interest and other expense	(390,785)	(1,140)	(602,473)	(79,621)

Total other income (expense)	(389,776)	(1,140)	(594,461)	147,115

Loss before benefit for income taxes	(2,387,404)	(1,517,466)	(6,784,574)	(266,796)
Benefit for income taxes	—	(501,000)	(1,758,868)	(88,000)

Net loss	(2,387,404)	(1,016,466)	(5,025,706)	(178,796)
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,773)	3,703	(7,804)	(42,618)

Comprehensive loss	(2,390,177)	(1,012,763)	(5,033,510)	(221,414)

Loss per share:
Basic	($0.26)	($0.15)	($0.59)	($0.03)

Diluted	($0.26)	($0.15)	($0.59)	($0.03)

Weighted average shares outstanding:
Basic	9,326,601	6,580,316	8,519,407	6,343,311
Diluted	9,326,601	6,580,316	8,519,407	6,343,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc

Condensed Consolidated Statement of Cash Flows

(unaudited)

	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net loss	$(5,025,706)	$(178,796)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,475,458	877,843
Loss from disposition of assets	—	43,963
Issuance of stock for services	123,381	—
Issuance of stock for employee compensation	79,605	—
Issuance of stock options for employee compensation	—	102,600
Issuance of warrants for services	30,500	290,873
Deferred tax assets	(1,758,868)	(383,255)
(Increase) decrease in:
Accounts receivable	(19,634,530)	(17,800)
Prepayments and other current assets	(1,146,775)	30,163
Other assets	(41,456)	(491,699)
Increase (decrease) in:
Accounts payable, including related party payables of 18,030,044	18,173,487	(584,795)
Accrued expenses and other liabilities	2,274,576	637,668
Customer advances	587,305	—

Total adjustments	162,682	505,561

Net cash provided by (used in) operating activities	(4,863,023)	326,765

Cash flows from investing activities:
Acquisition of property and equipment	(808,342)	(1,079,139)

Net cash used in investing activities	(808,342)	(1,079,139)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	1,815,358	185,000
Repayment of note payable	(200,000)	—
Proceeds from issuance of notes payable, net of costs	6,287,500	—
Repayments under capital lease obligations	(221,040)	(150,231)

Net cash provided by financing activities	7,681,818	34,769

Cumulative translation adjustment	45,585	(42,618)

Net increase (decrease) in cash and cash equivalents	2,056,038	(760,223)

Cash and cash equivalents at beginning of year	376,336	768,665

Cash and cash equivalents at end of period	$2,432,374	$8,442

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$137,795	$—
Income tax	$—	$265,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosures of noncash investing and financing activities:

During the first nine months of 2004, the Company entered into the following transactions:

•	The Company issued 50,000 shares of common stock valued at $112,500 in exchange for finders’ fees of $41,625 and offering costs of $70,875 in connection with the Company’s January 2004 financing.

•	The Company recorded a discount of $125,000 on its January financing and $108,000 on its August financing due to the presence of a beneficial conversion feature.

•	The Company issued warrants valued at $204,092 to purchase 100,000 shares of common stock to a lender recorded as a discount in connection with its $3,000,000 March financing.

•	The Company issued warrants valued at $57,628 to purchase 33,334 shares of common stock to a lender recorded as a discount in connection with its $1,000,000 August financing.

•	The Company issued warrants valued at $97,922 to purchase 47,468 shares of common stock in exchange for finders’ fees in connection with the Company’s January 2004 financing.

•	The Company agreed to issue 135,000 shares of common stock to members of the Company’s Board of Directors and cancelled 30,000 shares that were issued to a previous Board Member. Combined, these shares are valued at $492,501.

•	Fund raising advances of $1,720,000 were transferred to equity upon issuance of common stock.

•	The Company issued 250,000 shares of common stock to North America Venture Fund II, L.P. and 67,797 shares of common stock to Laurns Master Fund, LTD in repayment for notes payable of $677,835.

During the first quarter of 2003, the Company acquired all of the issued and outstanding capital stock of Entatel, Ltd. in exchange for 300,000 shares of the Company’s common stock. The following summarizes the changes in the Company’s financial statements as a result of the transaction:

Goodwill	$385,564
Other Assets	289,436

Total	$675,000

•	During 2003, the Company issued stock with a value of $625,080 for Board of Director services, employee compensation, and consulting services.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation, and in order to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB/A (Amendment No. 3) for the year ended December 31, 2003. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of Axesstel and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition and Warranty Costs

Revenues from product sales are generally recognized when the risks of ownership and title pass to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104. Generally, the risk of ownership and title pass when products are received by the customer’s freight forwarder. The Company does not have a specific sales return policy since sales returns have not been significant and none are anticipated. If and when products are returned, the Company normally exchanges them or provides credits to the customer. The returned products are shipped back to the supplier and the Company is allowed a credit or exchange from the supplier. The Company provides allowances for potential sales returns and credit losses when necessary. Management concluded that no allowance was needed as of September 30, 2004 and December 31, 2003.

All products are tested for quality inspection prior to shipment and the Company has historically experienced a minimal level of defective units. On certain contracts, the Company provides for one warranty replacement unit for every 100 units shipped. The cost related to the warranty replacement unit is included in cost of goods sold and recorded when revenue is recognized. On other contracts, the Company establishes a warranty reserve based on the historic costs to repair returned product or based on specific contract requirements. As of September 30, 2004, warranty reserves relating to specific contract requirements totaled $72,000. There was no reserve recorded as of December 31, 2003 and no other activity has occurred with respect to the warranty reserve.

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

Research and Development

Costs incurred in research and development activities are expensed as incurred. During the nine months ended September 30, 2003, revenue was recorded for research and development efforts under development services contracts with the related costs classified as engineering development services. There was no revenue recorded for research and development efforts in the nine months ended September 30, 2004.

License

License includes the costs of a non-exclusive worldwide software technology license with no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic life of the license, which is approximately ten years.

Software Development Costs

Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Significant management judgment is required in determining when technological feasibility has been achieved for a particular product. Capitalized software development costs are amortized when products are available for general release to customers, using the greater of the amount computed using (a) the ratio that current gross revenues for the products bear to the total current and anticipated future gross revenues for the products or (b) the straight-line method over the estimated useful life of the products.

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company has adopted only the disclosure provisions of SFAS No. 148, “ Accounting for Stock-Based Compensation—Transition and Disclosure,” which is an amendment to SFAS No. 123.

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for stock option awards consistent with the methodology prescribed by SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would be adjusted to the pro forma amounts indicated below for the nine month periods ended September 30, 2004 and 2003:

	Nine months ended September 30,
	2004	2003
Net loss, as reported	$(5,025,706)	$(178,796)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(472,097)	(216,161)

Pro forma net loss	$(5,497,803)	$(394,957)

Loss per share:
Basic—as reported	$(0.59)	$(0.03)
Basic—pro forma	$(0.65)	$(0.06)
Diluted—as reported	$(0.59)	$(0.03)
Diluted—pro forma	$(0.65)	$(0.06)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended September 30, 2004 and 2003: dividend yields of 0%, expected volatility ranging from 70% to 133%, risk-free interest rate of 6%, and expected lives of five years.

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

Earnings (Loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares include stock that would be issued on exercise of outstanding options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds and conversion of debt. For the nine months ended September 30, 2004 and 2003, 7,225,645 and 4,224,184 potentially dilutive securities, respectively, are excluded from the computation because they are anti-dilutive.

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

Certain Risks and Concentrations

While all obligations for the Company’s foreign customers are secured by letters of credit, the Company generally does not receive security for domestic customer obligations. Credit losses incurred through September 30, 2004 have been insignificant, and the Company has not recorded a reserve for collectibility at September 30, 2004 or December 31, 2003. The Company performs ongoing customer credit evaluations and may in the future establish a collectibility allowance if appropriate.

The Company’s products include components subject to rapid technological change. Significant technological change could adversely affect the Company’s operating results and subject the Company to product obsolescence. The Company has return privileges with its suppliers and other ongoing programs to minimize the adverse effects of technological change.

During the first nine months of 2004, there were three customers that accounted for more than 10% of total revenues, totaling 58%, 21% and 14% of the Company’s revenue, respectively. At September 30, 2004, the amounts due from such customers were $13.8 million, $1.7 million and $4.9 million, respectively, which were included in accounts receivable. During the first nine months of 2004, the Company purchased all its products from one manufacturer. At September 30, 2004, the amount owed was $18.0 million to a related party. During the first nine months of 2003, there were three customers that accounted for more than 10% of total revenues, totaling 49%, 28% and 20% of the Company’s revenue, respectively. At September 30, 2003, the amounts due from such customers were approximately $0, $768,000 and $0, respectively, which were included in accounts receivable. During the first nine months of 2003, the Company purchased all of its products from one manufacturer. As of September 30, 2003, the amount owed to such manufacturer was $146,000.

As of September 30, 2004, the Company maintained total assets of $1.6 million at its location in Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company’s operations.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2004	December 31, 2003
Machinery and equipment	$607,166	$422,975
Office furniture and equipment	438,180	314,924
Software	1,568,051	1,091,036
Leasehold improvements	61,184	42,120

	$2,674,581	$1,871,055
Less: Accumulated depreciation	1,015,204	407,789

	$1,659,377	$1,463,266

3. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 30, 2004	December 31, 2003
Prepaid taxes	$270,759	$455,731
Prepaid tooling	195,747	—
Supplier advances	623,211	90,236
Other	48,091	66,720

	$1,137,808	$612,687

4. OTHER ASSETS, NET

Other assets consisted of the following:

	September 30, 2004	December 31, 2003
Deposits	$181,278	$158,418
Trademark	15,597	—
Deferred compensation	125,000	406,250
Prepaid finders fee	192,000	—
Prepaid loan costs	147,224	—
Other	127,646	324,981

	$788,745	$889,649

Some of the other assets are amortized over a two to three year term of the contract.

5. LICENSE

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

This license, as amended, allows the Company to manufacture fixed wireless CDMA based products and to sell or distribute them worldwide. This license has no fixed termination date and the Company has assigned an estimated life of 10 years for the license. As of September 30, 2004, and December 31, 2003, the license consisted of the following:

	September 30, 2004	December 31, 2003
License	$3,000,000	$3,000,000
Less: Accumulated amortization	1,015,166	770,456

	$1,984,834	$2,229,544

Amortization expense related to this license amounted to $244,710 and $147,114 for the nine months ended September 30, 2004 and 2003, respectively.

6. SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs are amortized when products are available for general release to customers, using the greater of the amount computed using (a) the ratio that current gross revenues for the products bear to the total of current and anticipated future gross revenues for those products or (b) the straight-line method over the estimated useful lives of the products. There were no capitalized software costs as of September 30, 2004 and December 31, 2003.

7. GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company has completed its testing for the year ended December 31, 2003 using the method discussed in SFAS No. 142 and determined that there was an impairment of $296,889. Impairment costs, when recognized, are recorded as a charge to operations. As of September 30, 2004, and December 31, 2003, net goodwill amounted to $385,564.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2004	December 31, 2003
Overdraft with bank	$—	$93,405
Lease liability	115,907	—
Accrued taxes	81,695	21,877
Accrued commissions	261,775	—

Accrued operating expenses	859,577	669,096

	$1,318,954	$784,378

9. STOCKHOLDERS’ EQUITY

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

In May 2004, the Company issued 30,000 shares of its common stock valued at their fair market value of $3.85 per share to a member of its Board of Directors. In August 2004, the Company agreed to issue 135,000 shares of its common stock valued at their fair market values to members of its Board of Directors. 90,000 of these shares were valued at $3.10 and 45,000 of these shares were valued at $3.40. Such shares will be issued upon the effective date of stockholder approval of the Company’s 2004 Equity Incentive Plan. In addition, the Company cancelled 30,000 shares valued at $2.75 per share that were issued to a prior Board member.

In June 2004, the Company issued 860,000 shares of its common stock at an exercise price of $1.00 per share to six accredited investors (including 500,000 shares to Wistron NeWeb) in connection with the exercise of warrants from the Company’s January 2004 private placement.

In June 2004, the Company issued 125,000 shares of its common stock at the conversion price of $2.00 per share to North America Venture Fund II, L.P. in connection with the conversion of 25% of the investor’s convertible term note of $1,000,000, funded in January 2004. In September 2004, the Company issued an additional 125,000 shares of its common stock at the conversion price of $2.00 per share to North America Venture Fund II, L.P. in connection with the conversion of an additional 25% of the investor’s convertible term note.

In June 2004, the Company issued 37,000 shares of its common stock at the conversion price of $3.16 per share to Laurus Master Fund, Ltd. in connection with the payment of a portion of the principal and interest charges related to the investor’s convertible term note of $3,000,000, funded in March 2004. In September 2004, the Company issued an additional 30,797 shares of its common stock at the conversion price of $3.16 per share to Laurus for further principal and interest payments under such note.

In July 2004, employee stock options for 83,333 shares were exercised at a price of $2.50 per share resulting in proceeds of approximately $208,000.

In August 2004, the Company issued 167,691 shares of its common stock to one accredited investor in exchange for the assignment by that investor to the Company of 554,183 shares of the common stock of the Company’s subsidiary, Axesstel, Inc., a California corporation, as well as a general release of claims against the Company by that investor.

Stock Warrant Activity

In January 2004, the Company issued warrants to purchase (i) an aggregate of 1,360,000 shares of common stock at an exercise price of $1.00 per share and (ii) an aggregate of 272,000 shares of common stock at an exercise price of $2.00 per share (subject to an increase to $3.30 per share if certain revenue milestones are achieved) to equity investors in connection with the January financing. As of September 30, 2004, 860,000 of the $1.00 warrants were exercised.

In March 2004, the Company issued to an institutional investor in connection with the Company’s issuance of a $3 million convertible note a warrant to purchase 100,000 shares of the Company’s common stock, the first 50,000 shares of which are exercisable at $3.31 per share, the next 25,000 shares of which are exercisable at $3.59 per share and the balance of which are exercisable at $3.88 per share. In addition, the Company issued a warrant to purchase 47,468 shares of its common stock at an exercise price of $3.16 per share to an accredited investor for finder’s fee expense related to the this financing. In August 2004, the Company issued to the same institutional investor in connection with the Company’s issuance of a $1 million convertible note a warrant to purchase 33,334 of the Company’s common stock. The exercise price of the warrant is as follows: $3.31 per share for the first 16,000 shares, $3.59 per share for the next 8,000 shares, and $3.88 per share for the remaining 9,334 shares. In addition, the Company has agreed to issue a warrant to purchase 15,822 shares of its common stock at an exercise price of $3.16 per share to an accredited investor for finder’s fee expense related to the August 2004 financing.

Stock Option Activity

In September 2002, the Company established a stock option plan, which was approved by the Board of Directors, pursuant to which options to purchase a total of 911,671 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this plan vest over a three year period. As of September 30, 2004, options to purchase 840,151 shares of common stock under this plan have been granted to the Company’s employees, officers, directors, and consultants and are outstanding. The Company granted to certain of its employees options to purchase 125,000 shares of common stock under the plan in the first nine months of 2004. This plan will no longer be available for new grants upon the effective date of the Company’s 2004 Equity Incentive Plan described below.

In March 2003, the Company established a stock option plan, which was approved by the Board of Directors, pursuant to which options to purchase a total of 982,171 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this plan vest over a three year period. As of September 30, 2004, options to purchase 723,751 shares of common stock under this plan had been granted. The Company granted to certain of its employees options to purchase 508,000 shares of common stock under the plan in the first nine months of 2004. This plan will no longer be available for new grants upon the effective date of the Company’s 2004 Equity Incentive Plan described below.

In September 2003, the Company established a stock option plan, which was approved by the Board of Directors, pursuant to which options to purchase a total of 1,000,000 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this plan vest over a three year period. As of September 30, 2004, options to purchase 400,000 shares of common stock under this plan have been granted to the Company’s employees, officers, directors, and consultants and are outstanding. The Company granted to certain of its employees options to purchase 400,000 shares of common stock under the plan in the first nine months of 2004. This plan will no longer be available for new grants upon the effective date of the Company’s 2004 Equity Incentive Plan described below.

In September 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Equity Plan”). The stockholders approved the plan in October 2004 with an effective date for such approval in November 2004. Under the 2004 Equity Plan, the Company has initially reserved for issuance an aggregate of 4,093,842 shares. Upon the effectiveness of the 2004 Equity Plan, the Company’s prior stock option plans described above (the “Prior Plans”) will no longer be available for new grants, and the initial share reserve under the 2004 Equity Plan will adjust downward to the extent that shares are issued upon exercise of options under the Prior Plans. Subject to a maximum of 11,593,842 shares that can be subject to the 2004 Equity Plan in the aggregate, the number of shares subject to the 2004 Equity Plan will increase each year by the least of:

•	three percent of our then outstanding shares;

•	750,000 shares; or

•	a number of shares determined by the Board.

Awards under the 2004 Equity Plan may be granted to any of the Company’s employees, directors or consultants or those of the Company’s affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. While no awards had been issued pursuant to the 2004 Equity Plan as of September 30, 2004, the Company had committed to issue an aggregate of 135,000 shares to non-employee directors upon the effective date of the 2004 Equity Plan.

10. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

Net revenues by geographic region based on customer locations for the nine months ended September 30, 2004 and 2003 were as follows:

	September 30, 2004	September 30, 2003
Net revenues
United States	$—	$7,389,230
Pacific Rim/Asia	21,935,000	2,063,625
Latin America	12,437,058	—

Total	$34,372,058	$9,452,855

11. FINANCINGS

Sale of $1,000,000 Unsecured Convertible Term Note

In January 2004, the Company completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1 million to North America Venture Fund II, L.P., an accredited investor which note was amended pursuant to a letter agreement dated April 15, 2004. Interest accrues on the note at the rate of 3% above prime, and is payable monthly in cash. The principal due under the note is convertible by North America at any time into shares of the Company’s common stock at a conversion price of $2.00 per share. North America converted 25% of the original principal amount due under the note and has agreed to convert 25% of the original principal amount due under the note at the end of each three-month period following the effectiveness of this registration statement, if not converted earlier. All unpaid principal and accrued interest, if not sooner converted, is due on January 8, 2005.

The Company filed a registration statement covering the resale of the shares of common stock obtainable upon the conversion of the note, which registration statement was declared effective in May 2004.

Sale of 1,360,000 Shares of Common Stock and Warrants to Purchase 1,632,000 Shares of Common Stock

In January 2004, the Company sold to seven accredited investors in a private placement an aggregate of 1,360,000 shares of its common stock at a price of $2.00 per share for gross proceeds of $2,720,000. In connection with the private placement, the Company also issued to the investors warrants to purchase an aggregate of 1,632,000 shares of common stock. 860,000 of these warrants have an exercise price of $1.00 per share and are exercisable until July 8, 2004. Of the warrants, 500,000 have an exercise price of $1.00 per share and are exercisable until January 8, 2005. The other 272,000 warrants have an exercise price of $2.00 per share, subject to an increase to $3.30 per share upon the completion of certain milestones, and are exercisable beginning on the first date on which the achievement of the milestones can be determined and expire 18 months after that date.

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

The Company filed a registration statement covering the resale of the shares of common stock issued and obtainable upon the exercise of the warrants, which registration statement was declared effective in May 2004.

Sale of $3,000,000 Secured Convertible Term Note and Warrant

In March 2004, the Company completed the sale and issuance of a $3.0 million secured convertible promissory note to Laurus Master Fund, Ltd. In August 2004, the Company completed the sale and issuance of an additional $1.0 million secured convertible promissory note to Laurus. Interest accrues on both notes at a rate of 3% above prime, subject to certain adjustments. In no event will the interest rate on the notes be lower than 7% or greater than 10%. All unpaid principal and accrued interest under the note issued in March 2004, if not sooner converted, is due on March 16, 2007, and all unpaid principal and accrued interest under the note issued in August 2004, if not sooner converted, is due on August 18, 2007.

Under the terms of each note, the Company is obligated to make monthly payments of principal and interest. The Company has the option to pay these monthly payments in cash or in shares of its common stock (so long as the closing price of the common stock is greater than $3.38 for ten trading days preceding the payment date). If the Company elects to pay in stock, it must issue to Laurus an amount of shares equivalent to the amount of the monthly payment due divided by $3.16. If the Company elects to pay in cash, it must pay 102% of the amount of the monthly payment due. The Company may pay the monthly payment in shares of its common stock only so long as there is an effective registration statement on file covering the resale of those shares. The Company has the option to convert all or a portion of the outstanding principal of each note into shares of its common stock at $3.16 per share if the closing price of the common stock is greater than $3.70 for ten consecutive trading days. However, the number of shares issued upon conversion of either note cannot exceed 30% of the aggregate dollar trading volume of the common stock for the 22 trading days immediately preceding the payment date. Laurus has the option, at any time, to convert all or a portion of each note into shares of common stock at $3.16 per share.

Each note is secured by a blanket lien on substantially all of the Company’s assets pursuant to a security agreement executed by the Company in connection with the issuance and sale of each note. If an event of default occurs under either security agreement, Laurus has the right to accelerate payments under both notes and to take possession of the Company’s assets, in addition to other remedies.

In connection with the note issued in March 2004, the Company issued to Laurus a warrant exercisable for 100,000 shares of common stock that is exercisable until March 11, 2011. The exercise price of this warrant is as follows: $3.31 per share for the first 50,000 shares, $3.59 per share for the next 25,000 shares, and $3.88 per share for the remaining 25,000 shares. In connection with the note issued in August 2004, the Company issued to Laurus a warrant exercisable for 33,334 shares of common stock that is exercisable until August 18, 2011. The exercise price of the warrant is as follows: $3.31 per share for the first 16,000 shares, $3.59 per share for the next 8,000 shares, and $3.88 per share for the remaining 9,334 shares.

Under the terms of each note and each warrant, Laurus is not entitled to receive shares upon exercise of either warrant, upon payment of principal and interest on either note or upon conversion of either note if the receipt of those shares would cause Laurus to hold more than 4.99% of the outstanding shares of the Company’s common stock.

The Company paid Laurus Capital Management, LLC, the manager of Laurus Master Fund, Ltd., a fee equal to 3.6% of the principal amount of each note issued in those financings, which equaled $108,000 and $36,000. The Company also issued a warrant to purchase 47,468 shares of common stock at an exercise price of $3.16 per share to a finder as compensation for its services in connection with the March 2004 financing, and became obligated to issue a warrant to purchase 15,822 shares of common stock at an exercise price of $3.16 per share to the finder in connection with the August 2004 financing. The warrants are exercisable for five years after the date of issuance. The Company also paid the finder a fee of $172,500, representing 5.75% of the gross proceeds from the March 2004 financing, and became obligated to pay a fee of $57,500, representing 5.75% of the gross proceeds from the August 2004 financing.

The Company agreed to file a registration statement with the SEC covering the resale of the shares of common stock that are issuable to Laurus upon the repayment or conversion of the notes and the exercise of the warrants issued in these financings. A registration statement covering the resale of the shares issuable to Laurus in connection with the March 2004 financing has been filed with the SEC and declared effective. A registration statement covering the resale of the shares issuable to Laurus in connection with the August 2004 financing has not yet been filed with the SEC. The Company was required to file this registration statement by October 3, 2004, and therefore has become obligated to pay to Laurus $10,000 as liquidated damages for each subsequent 30-day period in which the required registration statement is not effective, pro-rated for partial periods.

As of September 30, 2004, $2.8 million in unpaid principal remained outstanding under the note issued in March 2004 and $1.0 million in unpaid principal remained outstanding under the note issued in August 2004.

Bank Loan

In August 2004, the Company borrowed approximately $1.65 million from Wells Fargo HSBC Trade Bank, National Association, secured by accounts receivable from one customer in approximately the same amount. The loan was repaid in October 2004. The outstanding principal balance of the loan bore interest at Wells Fargo’s prime rate, which is a variable rate. The Company also had the right in certain circumstances to request that all or a portion of the principal balance bear interest at Wells Fargo’s then current LIBOR rate plus 2.0%. Payments of principal were immediately due and payable to Wells Fargo in the amount of each payment that the Company received under the pledged receivable. In addition, the entire outstanding principal balance was due and payable upon demand by Wells Fargo, but in no event later than January 31, 2005. As of September 30, 2004, $1.65 million in unpaid principal remained outstanding under the promissory note.

12. COMMITMENTS AND CONTINGENCIES

Operating Lease

In May 2004, the Company entered into a non-cancelable operating lease for 13,120 square feet of office space for its corporate headquarters and USA operations, which lease is secured by a letter of credit. The premise is located at 6815 Flanders Drive, San Diego, California. The lease term is 65 months plus a five year option to renew. The lease commences in August 2004, with monthly basic rent terms as follows:

Months of Term	Monthly Basic Rent	Monthly Basic Rent per Rentable Square Foot
1 - 12	$20,336.00	$1.55
13 - 24	$20,992.00	$1.60
25 - 36	$21,516.80	$1.64
37 - 48	$22,172.80	$1.69
49 - 60	$22,828.80	$1.74
61 - 65	$23,616.00	$1.80

Rent expense is charged ratably over the life of the lease using the straight line method.

Litigation Settlement

In September 2004, the Company received formal notification of a lawsuit in the Seoul Central District Court, Republic of Korea, by Axess Telecom Co., Ltd. (“ATC”). The lawsuit was filed against the Company’s wholly-owned Californian subsidiary, Axesstel, Inc. (“Axesstel California”), alleging that a covenant in a development agreement executed by the parties in September 2001 precludes Axesstel California from developing fixed wireless products or competing in the fixed wireless business without ATC’s consent until September 2006. In September 2004, in a separate action filed by the Company’s subsidiary, Axesstel R&D Center Co., Ltd. (“Axesstel R&D”), Axesstel R&D obtained a court order prohibiting ATC from using certain trade names related to a trademark owned by Axesstel R&D.

In October 2004, the Company entered into a settlement agreement with ATC. Under the agreement, the Company agreed to pay Axess Telecom KRW 1 billion (approximately $870,000) by December 31, 2004. Any amount which is unpaid at that date would be subject to a penalty of 5% per month. Under the settlement agreement, ATC agreed to dismiss its lawsuit against Axesstel California. The Company in turn agreed on behalf of Axesstel R&D not to enforce the court order against ATC provided ATC stops all use of the subject trade names within six months from the date of the settlement agreement. The parties agreed that the former agreements to which ATC and

Axesstel California were parties are terminated, that neither party’s current or prior products infringe on the other party’s intellectual property rights, and that the parties are free to compete with each other.

The Company also entered into a memorandum of understanding with ATC under which the Company agreed to purchase by January 31, 2005 convertible bonds of ATC for KRW 1 billion (approximately $870,000) on terms to be negotiated in good faith. Due to the requirement for investment and the uncertainty as to recoupment of the investment, the Company has charged this additional $870,000 as litigation settlement during the quarter ended September 30, 2004, for a total litigation settlement charge of $1,740,000 during the third quarter of 2004 related to these agreements. The agreement also provides for ATC to transition its manufacturing of fixed wireless products to the Company on terms to be negotiated.

13. RELATED PARTY TRANSACTIONS

The Company uses Wistron NeWeb Corporation exclusively as its contract manufacturer. For the first nine months of 2004, the Company purchased $28.3 million of product from Wistron. During this period, the Company paid $10.3 million, and owed an additional $18.0 million at September 30, 2004. As of September 30, 2004, Wistron owned 1,000,000 of the 9,541,000 shares of the Company’s outstanding common stock, representing a 10.5% ownership interest in the Company. In addition, Mr. Haydn Hsieh, one of the Company’s directors, is also the President and Chief Executive Officer of Wistron. In October 2004, Wistron sold 500,000 shares of the Company’s common stock to private equity funds managed by ComVentures. See Note 14 below.

In November 2000, the Company entered into a license agreement with Qualcomm to manufacture and sell certain products incorporating Qualcomm’s CDMA (Code Division Multiple Access) technology. For the first nine months of 2004, the Company has paid $1.5 million and owes an additional $1.9 million for software purchases, fees and royalties to Qualcomm. This does not include the Qualcomm chipsets purchased directly from the Company’s contract manufacturer, estimated at $6.9 million for the first nine months of 2004. As of September 30, 2004, Qualcomm owned 605,000 of the 9,541,000 shares of the Company’s outstanding common stock, representing a 6.3% ownership interest in the Company.

14. SUBSEQUENT EVENTS

In October 2004, the Company sold 833,334 shares of common stock to three private equity funds managed by ComVentures, a venture capital fund based in Palo Alto, California, at a per share price of $3.60 for aggregate proceeds of $3,000,000. These funds also purchased an additional 1,200,000 from existing stockholders in October 2004, and as of November 10, 2004, ComVentures is the beneficial owner of approximately 19.6% of the Company’s common stock. The Company granted registration rights to the investors, which require the Company to file a registration statement for the shares issued in the transaction and certain other restricted securities held by the investors on or before March 31, 2005, which date may be extended in certain circumstances. The investors executed a lock-up agreement prohibiting them from selling any common stock of the Company until 90 days after the date of a final prospectus relating to a public offering of the Company’s common stock.

In October 2004, the Company issued 300,000 shares of common stock to Mike H.P. Kwon, the Company’s Chairman and Chief Executive Officer, upon partial exercise of a stock option held by Mr. Kwon. The exercise price of the stock option was $0.26 per share.

In October 2004, the Company issued an aggregate of 382,352 shares of common stock to two private equity funds managed by Nikko Antfactory K.K., a Japanese venture capital group, upon the conversion of warrants held by these funds. The shares were issued pursuant to warrant agreements entered into in January 2004. The warrant agreements permitted the holders to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $1.00 per share, and included a “net exercise” right in lieu of payment of the exercise price in cash. The warrants were exercised into a number of shares of common stock determined by multiplying the number of shares purchasable under the warrant by the difference between the fair market value of the common stock on the date of conversion and the warrant exercise price, and dividing such product by the fair market value of the common stock on the date of conversion. The fair market value of the Company’s common stock, determined in accordance with the warrant agreements, on the date of exercise was $4.25 per share.

In November 2004, the Company issued 125,000 shares of common stock to North America Venture Fund II, L.P. in connection with the conversion of 25% of North America’s convertible term note of $1.0 million, funded in January 2004, at the conversion price of $2.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of words such as the words “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described below under the heading “Factors That May Affect Future Results of Operations.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

Overview

We design, develop and market fixed wireless voice and data products for the worldwide telecommunications market. Our product line includes fixed wireless desktop phone terminals, payphone terminals, voice/data terminals and broadband modems used for high-speed data services. Our products are based on the Code Division Multiple Access, or CDMA, technology which was developed by Qualcomm. Our products have similar functionality to phones and modems that use the traditional landline telecommunications network; however, they are wireless desktop devices and can be substituted for wired phones and modems.

We currently sell our products to telecommunications service providers in developing countries where large segments of the population do not have telephone service, who in turn resell our products to end users to use to access the providers’ wireless network. Our principal customers currently are Tata Teleservices in India, TeleCard Limited in Pakistan, affiliates of BellSouth International, Inc. in Latin America and an affiliate of a major U.S. telecommunications service provider in Venezuela. Our contract with BellSouth is being assigned to Telefonica S.A., as BellSouth is in the process of selling its ownership interests in its Latin American affiliates to Telefonica.

To date, the products we have sold have been used primarily for their voice capabilities; however, in the future we believe an increasing portion of our sales and growth will be generated from sales of broadband data products, like our broadband modem which is based on the CDMA2000 1xEV-DO standard, a newer version of the CDMA standard used for high-speed data communications.

History

We were founded in July 2000 as Axesstel, Inc., a California corporation, which we refer to as Axesstel California. In August 2002, we were acquired by Miracom Industries, Inc., a Nevada corporation, the stock of which was quoted on the OTC Bulletin Board. Immediately following the closing of the transaction, Miracom changed its name to Axesstel, Inc. and adopted our business plan as its exclusive business. In late 2002 and 2003, we began performing original design manufacturing product engineering and development for major international telecommunications companies. In December 2002, we acquired Entatel, Ltd., a South Korean company, in order to meet the engineering requirements of these projects, and changed its name to Axesstel R & D Center Co., Ltd. Our primary business in 2003 was focused on contract research and development and we engaged in only limited manufacturing and product sales on behalf of third parties. In late 2003 and early 2004, we believed that changing market factors would result in increasing demand for fixed wireless phones. In response, we refocused our business to concentrate exclusively on developing, manufacturing and selling our own branded and co-branded CDMA-based fixed wireless products.

In the first quarter of 2004, we commenced large scale product manufacturing with our Taiwan-based manufacturing partner, Wistron NeWeb Corporation, or WNC. We participate with WNC in sourcing components for our products in an effort to reduce costs, ensure the quality of the components we purchase and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders. We believe WNC provides flexibility and scalability to our manufacturing operations.

Net Revenues

Since January 2004, all of our net revenues have been from the sale of fixed wireless voice and data phone terminals. Prior to January 2004, our net revenues were derived from a combination of engineering services and the sale of fixed wireless products. Our portfolio consists of fixed wireless products in four categories: desktop phone terminals, payphone terminals, voice/data terminals and broadband modems. We currently are shipping fixed wireless phones and fixed wireless payphones. We are soliciting orders for our fixed wireless voice/data terminals and fixed wireless broadband modems and expect to begin product shipments in the first quarter of 2005. We expect fixed wireless phone terminals will continue to represent a major portion of our net revenues for the foreseeable future. However, we believe that an increasing portion of our anticipated growth will come from sales of our next generation data products such as our fixed wireless broadband modem into developing and industrialized countries as demand grows for broadband data services.

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the nine months ended September 30, 2004, approximately 93% of our net revenues has been derived from three customers. All of our sales are based on purchase orders or other short-term arrangements. We negotiate the pricing of our products based on the quantity and the length of the time for which deliveries are to be made. For orders involving a significant number of units, or which involve deliveries over a long period of time, we typically receive rolling forecasts or a predetermined quantity for a fixed period of time from our customers, which in turn allows us to forecast internal volume and component requirements for manufacturing. In order to minimize our collection risks, we generally have sold product to our international customers on a cash basis or under letters of credit issued or confirmed by major international banks. To date, substantially all of our product sales have been to customers outside of the United States. In order to minimize foreign exchange risk, we have made all sales to date in U.S. dollars.

We supply WNC with rolling forecasts. In addition, we receive forecasts from our customers, and in turn, place orders with WNC for near-term production. Based upon our purchase orders and forecasts, WNC procures components in amounts intended to meet the near-term demand. Additionally, we provide Qualcomm with rolling forecasts for chipsets. WNC places the chipset orders and pays Qualcomm on our behalf. Following receipt of our orders, WNC manufactures our products and delivers the finished goods to the customer’s freight forwarder in Taiwan, transferring title at that point. We recognize revenue upon the transfer of title to the freight forwarder. The freight forwarder and WNC supply us with the shipping documents, which we in turn present to the negotiating bank under the letter of credit for payment. Upon receipt of payment, we pay WNC, usually within 30 days after delivering to the freight forwarder. We arrange for WNC to manufacture our products based on the delivery needs of our customers and therefore we do not maintain inventory of products or components. As a result of the security offered by the letters of credit, WNC extends us credit terms which minimize our working capital requirements. If we are unable to establish letters of credit with future customers we will need to generate greater working capital resources in order to accept large orders.

Cost of Goods Sold

Cost of goods sold consists of manufacturing and component costs. We believe our success and growth will depend on our ability to reduce cost of goods sold. We intend to reduce our cost of goods sold through the following initiatives: increasing our purchasing power through increased volume; ordering standardized parts used across our product lines; looking for additional manufacturing partners in regions where labor costs are low, such as China or India; reengineering our products with new technologies and expertise to decrease the number of components; relying more on applications processing than hardware; and improving our manufacturing processes as well as to improving quality and durability. We are also considering outsourcing our supply chain to major distributors to competitively bid our component and hardware requirements while extending our credit terms, automating the buying process and obtaining volume rebates.

Research and Development

Research and development expenses consist primarily of salaries and related expenses for engineering personnel, facility expenses, fees for consultants and outside service providers, and depreciation of developmental test equipment. The majority of this activity is for software, mechanical and hardware product development. We expense these costs as they are incurred.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses for management, finance, legal, sales and marketing, program management, and administrative personnel. Other costs include facility expenses, employee travel, fees for legal, accounting, and professional service providers, shareholder relations, and amortization and depreciation expense of intangible and fixed assets.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our board of directors, we have identified the following accounting policies that we believe are key to an understanding of our financial statements. These accounting policies require management’s most difficult, subjective judgments.

Revenue Recognition

Revenues from product sales are recognized when the risks of ownership and title pass to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104. Generally, the risks of ownership and title pass when product is received by the customer’s freight forwarder. We do not have a specific sales return policy and sales returns have been immaterial historically. If and when products are returned, we normally exchange them or provide credits to the customer. The returned products in turn are shipped back to the manufacturer and we are issued a credit or exchange from the manufacturer. We have not established a sales return allowance as returns have been insignificant to date and none are anticipated.

Revenues from engineering services are recorded as milestones are reached pursuant to the terms of the contract.

Accounts Receivable Allowance

Collections from product sales are generally received via letter of credit arrangements. As such, collections on trade accounts receivable are reasonably assured. At times, we extend credit based on evaluation of the customer’s financial condition, generally without requiring collateral. We have not established an accounts receivable allowance as credit losses incurred to date have been insignificant.

Warranty Reserve

On certain contracts, we provide one warranty replacement unit for every 100 units shipped. The cost related to the warranty replacement unit is included in cost of goods sold and recorded when revenue is recognized. In addition, a warranty reserve may be established based on historical costs incurred to repair returned products or specific contract requirements. All products are tested for quality by our manufacturer prior to shipment and, to date, we have experienced a minimal level of defective units.

Capitalized Software Costs

Software development costs for products sold, which consist primarily of firmware embedded in our products, incurred after technological feasibility is established are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Amortization of these costs begins when the products are ready for sale. SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that the technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. We begin capitalizing software development costs upon attainment of both requirements. Our engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, we expense all research and development activities performed up to the commencement of the manufacturing process.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

We assess the impairment of long-lived assets, intangible assets and goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include:

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

Our intangible assets consist mainly of our license from Qualcomm, which we amortize over a ten-year life.

Deferred Tax Assets

We periodically, and at least annually, evaluate the likelihood that we will use our net deferred tax assets, taking into consideration prior earnings history, actual revenue and operations, projected operating results and the reversal of temporary differences. Based on a five-year financial projection we have prepared, we expect to generate a sufficient level of income to use the benefits of the deferred tax assets recorded on our balance sheet. Significant management judgment is required in projecting cash flows and in determining whether a valuation allowance is required. If we determine in the future that it is more likely than not that we will be unable to use all our deferred tax assets, we would be required to make a valuation allowance for the portion of the tax assets we are unlikely to use, which would reduce our reportable income in the period when the allowance is taken.

If we determine in the future that it is more likely than not that we will be able to use all our deferred tax assets, we would be required to make a valuation allowance for the portion of the deferred tax assets we are unlikely to use, which would reduce our reportable income in the period when the allowance is taken.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes the use of the fair value based method of accounting for stock-based compensation. Under this method, the fair value of options and other stock-based compensation is measured on the date of grant and is recognized as compensation cost over the periods in which the grantee renders the related services. SFAS No. 123 also permits a company to continue to account for stock-based compensation using the intrinsic value method specified in Accounting Principles Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees,” provided the company discloses on a pro forma basis the financial effect that would result if the fair value method were employed instead. Under the intrinsic value method, no compensation charge is recognized when stock options are granted with an exercise price at or above the fair market value of the common stock. We have elected to use the intrinsic value method and have disclosed on a pro forma basis the effect of using the fair value based method to account for our stock-based compensation.

employed instead. Under the intrinsic value method, no compensation charge is recognized when stock options are granted with an exercise price at or above the fair market value of the common stock. We have elected to use the intrinsic value method and have disclosed on a pro forma basis the effect of using the fair value based method to account for our stock-based compensation.

Results of Operations

The following table sets forth, as a percentage of net revenues, the condensed consolidated statement of operations data for the three and nine months ended September 30, 2003 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net revenues
Product sales	100.0%	0.1%	100.0%	23.8%
Engineering development service	0.0%	99.9%	0.0%	76.2%

	100.0%	100.0%	100.0%	100.0%
Cost of goods sold
Product sales	87.4%	0.0%	87.4%	29.5%
Engineering development service	0.0%	23.5%	0.0%	17.9%

	87.4%	23.5%	87.4%	47.4%
Gross profit
Product sales	12.6%	0.1%	12.6%	(5.7)%
Engineering development service	0.0%	76.4%	0.0%	58.3%

	12.6%	76.5%	12.6%	52.6%
Operating expenses
Research and development	3.9%	98.5%	8.2%	18.9%
Selling, general and administrative expenses	9.7%	123.4%	17.3%	38.1%
Litigation settlement	6.7%	0.0%	5.1%	0.0%

	20.3%	221.9%	30.6%	57.0%

Operating loss	(7.7)%	(145.4)%	(18.0)%	(4.4)%
Other income (expense)	(1.5)%	(0.1)%	(1.7)%	1.6%

Loss before income tax benefit	(9.2)%	(145.5)%	(19.7)%	(2.8)%
Benefit for income taxes	0.0%	(48.0)%	(5.1)%	(0.9)%

Net loss	(9.2)%	(97.5)%	(14.6)%	(1.9)%

General.

As discussed above under the caption “Overview,” our business focus changed at the end of 2003 from providing research and development and product development, manufacturing and marketing on a contract basis to third parties and selling products, to designing, manufacturing and selling proprietary fixed wireless products. Accordingly, we believe that investors should not rely on a comparison of our results of operations for the three and nine months ended September 30, 2003 and September 30, 2004 as an indication of future performance. Factors that may cause our results of operations to fluctuate include those discussed in the “Factors That May Affect Future Results of Operations” section of this report.

Net Revenues.

For the three months ended September 30, 2004, net revenues were $26.1 million compared to $1.0 million for the three months ended September 30, 2003, representing a 2399% increase. For the nine months ended September 30, 2004, net revenues were $34.4 million compared to $9.5 million for the nine months ended September 30, 2003, representing a 264% increase. Our net revenues for the three and nine months ended September 30, 2004 consisted entirely of product sales, compared to approximately $1,000 and $2.2 million of product sales during the three and nine months ended September 30, 2003. During the three and nine months ended September 30, 2003, $1.0 million and $7.2 million of net revenues were derived from engineering services. We have not received and do not anticipate recognizing any engineering development service net revenues in 2004.

Cost of Goods Sold.

For the three months ended September 30, 2004, cost of goods sold was $22.8 million compared to $245,000 for the three months ended September 30, 2003, an increase of 9188%. For the nine months ended September 30, 2004, cost of goods sold was $30.0 million compared to $4.5 million for the nine months ended September 30, 2003, an increase of 570%. Our cost of goods sold during the three and nine months ended September 30, 2004 consisted entirely of payments to third parties for the manufacture of our products. During the three and nine months ended September 30, 2003, we recorded zero and $2.8 million of cost to third parties for the manufacture of our products, and approximately $245,000 and $1.7 million for engineering expenses associated with our engineering development service revenue. The increase in product-related expense reflects our decision to shift our business exclusively to the design, manufacture and marketing of fixed wireless products.

Gross Profit.

For the three months ended September 30, 2004, gross profit as a percentage of net revenues was 12.6% compared to 76.5% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, gross profit as a percentage of net revenues was 12.6% compared to 52.6% for the nine months ended September 30, 2003. The majority of the decrease in gross profit as a percentage of revenue for the three and nine month periods is due to the replacement of revenues from engineering development services, which carried low material content and high margins, with revenues from product sales, which carries a higher component cost and lower margins. In the three and nine months ended September 30, 2003, engineering development service gross profit was 76.4% of total net revenues, contributing to the overall higher margins for those periods compared to the three and nine months ended September 30, 2004.

Research and Development.

For the three months ended September 30, 2004, research and development was $1.0 million, which is at the same level as research and development for the three months ended September 30, 2003. During the three months ended September 30, 2003, $245,000 of engineering expenses was recorded to cost of goods sold for work performed from our engineering development service business and $1.0 million was recorded to research and development expenses for our company-funded expenses. For the three months ended September 30, 2004, the entire engineering staff was dedicated to the development and implementation of our products.

For the nine months ended September 30, 2004, research and development was $2.8 million compared to $1.8 million for the nine months ended September 30, 2003, an increase of 59%. During the nine months ended September 30, 2003, $1.7 million of engineering expenses was recorded to cost of goods sold for work performed from our engineering development service business and $1.8 million was recorded to research and development expenses for our company-funded expenses. For the nine months ended September 30, 2004, the entire engineering staff was dedicated to the development and implementation of our products.

Selling, General and Administrative.

For the three months ended September 30, 2004, selling, general and administrative expenses were $2.5 million compared to $1.3 million for the three months ended September 30, 2003, an increase of 97%. The increase is primarily attributed to an increase in wages and benefits of approximately $239,000, consisting primarily of higher-level replacement hires and increases in pay for existing personnel, increased legal and outside consulting fees of approximately $ 498,000, commissions of approximately $271,000, depreciation and amortization of approximately 127,000 and other operating expenses of approximately $114,000.

For the nine months ended September 30, 2004, selling, general and administrative expenses were $6.0 million compared to $3.6 million for the nine months ended September 30, 2003, an increase of 66%. The increase is primarily attributed an increase in wages and benefits of approximately $893,000 consisting primarily of higher-level replacement hires and increases in pay for existing personnel, increased legal and outside consulting fees of approximately $706,000, commissions of approximately $271,000, depreciation and amortization of approximately $337,000 and other operating expenses of approximately $193,000.

Operating Loss.

For the three months ended September 30, 2004, operating loss was $2.0 million compared to operating loss of $1.5 million for the three months ended September 30, 2003. The increased loss was primarily attributable to a charge of $1.7 million recorded in connection with the settlement of the litigation with Axess Telecom Co., Ltd. See “Liquidity and Capital Resources – Contractual Obligations and Commitments” below.

For the nine months ended September 30, 2004, operating loss was $6.2 million compared to operating loss of approximately $414,000 for the nine months ended September 30, 2003. The increased loss was attributable to a reduction in gross margins as a result of a shift in our business plan from providing engineering development services and products to third parties to designing, manufacturing and marketing our branded fixed wireless products, and to a $1.7 million expense recorded in connection with the settlement of the litigation with Axess Telecom Co., Ltd.

Other Income (Expense).

For the three months ended September 30, 2004, other expense was approximately $390,000 compared to other expense of approximately $1,000 for the three months ended September 30, 2003. The increased expense was the result of interest and transaction costs from our financings during 2004. For the nine months ended September 30, 2004, other expense was approximately $594,000 compared to other income of $147,000 for the nine months ended September 30, 2003. The shift to net expense was the result of increased interest charges and transaction costs related to our financings that occurred during the first nine months of 2004.

Provision (Benefit) for Income Taxes.

For the three months ended September 30, 2004, we had no income tax benefit, compared to an income tax benefit of approximately $501,000 for the three months ended September 30, 2003. For the quarter ended September 30, 2004, we discontinued recording income tax benefit since the benefit was reserved by a valuation allowance.

For the nine months ended September 30, 2004, income tax benefit was $1.8 million compared to income tax benefit of approximately $88,000 for the nine months ended September 30, 2003, as a result of our net losses for the nine months ended September 30, 2004.

Liquidity and Capital Resources

At September 30, 2004, our principal sources of liquidity included cash and cash equivalents of $2.4 million. At September 30, 2004, we had negative working capital of $1.5 million compared to negative working capital of $1.6 million at December 31, 2003. For the nine months ended September 30, 2004, we used $4.9 million of cash in operations. Cash used in operations reflected $2.8 million of research and development expense, and a higher level of selling, general and administrative expense to support our business plan. Investment activities used approximately $808,000 of cash during the nine months ended September 30, 2004, reflecting software and equipment purchases related to our product development efforts.

To finance the cash needs for the transition of our business, we have raised capital in various private placement transactions. In January 2004, we sold a total of 1,360,000 shares of our common stock at a purchase price of $2.00 per share, resulting in gross proceeds of $2.7 million. In October 2004, we sold 833,334 shares of our common stock at a purchase price of $3.60 per share, resulting in gross proceeds of $3.0 million. In January 2004, we sold an unsecured convertible term note in the aggregate principal amount of $1.0 million. In March 2004, we sold a secured convertible term note in the aggregate original principal amount of $3.0 million. In August 2004, we sold a convertible term note in the original principal amount of $1.0 million. See “Debt Arrangements” below for more information about these convertible term notes. In connection with our 2004 financings, we also issued to investors and certain finders warrants to purchase an aggregate of 1,828,624 shares of our common stock, 860,000 of which were exercised in June 2004 for $860,000 in cash proceeds.

At September 30, 2004, accounts receivable were $21.0 million, compared to $1.4 million at December 31, 2003 and $3.9 million at June 30, 2004. Substantially all of our accounts receivable are covered by letters of credit. The increase in accounts receivable reflected both the substantial increase in revenues for the three months ended September 30, 2004, and a delay in processing payments under letters of credit. The majority of the accounts receivable outstanding at September 30, 2004 have been collected as of October 31, 2004 and we expect to collect the remainder of these receivables during November 2004. We expect presentation procedures and time to payment to improve in our fourth quarter of 2004. In order to meet operational cash needs while payments were delayed under letters of credit, we borrowed $1.7 million in August 2004 under a short-term loan secured by accounts receivable of approximately the same amount. This loan was repaid in October 2004. See “Debt Arrangements” below for more information about this loan.

We believe our current cash, together with cash generated from operations, will provide sufficient working capital to fund our operations for at least the next twelve months. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Factors That May Affect Future Results of Operations,” may cause us to seek additional debt or equity financing in the future. The Company has filed a registration statement in connection with a potential public offering of its common stock. The registration statement has not yet been declared effective. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

Equity Financings

January 2004 Common Stock and Warrant Financing. In January 2004, we sold to seven accredited investors in a private placement an aggregate of 1,360,000 shares of our common stock at a price of $2.00 per share for gross proceeds of $2.7 million. In connection with the private placement, we also issued to the investors warrants to purchase an aggregate of 1,632,000 shares of our common stock. Of these warrants, 860,000 have an exercise price of $1.00 per share and were exercised as of their July 8, 2004 deadline. 500,000 of the warrants have an exercise price of $1.00 per share and were exercised in October 2004. The other 272,000 warrants have an exercise price of $2.00 per share, subject to an increase to $3.30 per share upon the completion of certain milestones, and are exercisable beginning on the first date on which the achievement of the milestones can be determined and expire 18 months after that date.

ComVentures. In October 2004, we sold 833,334 shares of our common stock in a private placement to three private equity funds managed by ComVentures of Palo Alto, California. The purchase price was $3.60 per share, resulting in cash proceeds to the Company of approximately $3,000,000.

Debt Arrangements

North America Venture Fund II, L.P.  In January 2004, we completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1.0 million to North America Venture Fund II, L.P., which note was amended pursuant to a letter agreement dated April 15, 2004. Interest accrues on the note at the rate of 3% above prime and is payable monthly in cash. The principal due under the note is convertible by North America at any time into shares of our common stock at a conversion price of $2.00 per share. North America agreed to convert 25% of the original principal amount due under the note at the end of each three-month period following the effectiveness of the registration statement covering the resale of shares of common stock issuable upon the conversion of the note. The registration statement was declared effective in May 2004, and North America converted 25% of the original principal amount due under the note in each of May 2004 and September 2004. All unpaid principal and accrued interest, if not sooner converted, is due on January 8, 2005. As of November 10, 2004, $500,000 in unpaid principal remained outstanding under the convertible term note.

Laurus Master Fund, Ltd.  In March 2004, we completed the sale and issuance of a $3.0 million secured convertible term note to Laurus Master Fund, Ltd. In August 2004, we completed the sale and issuance of an additional $1.0 million secured convertible term note to Laurus. Interest accrues on both notes at a rate of 3% above prime, subject to certain adjustments. In no event will the interest rate on the notes be lower than 7% or greater than 10%. All unpaid principal and accrued interest under the note issued in March 2004, if not sooner converted, is due on March 16, 2007, and all unpaid principal and accrued interest under the note issued in August 2004, if not sooner converted, is due on August 18, 2007.

Under the terms of each note, we are obligated to make monthly payments of principal and interest. We have the option to pay these monthly payments in cash or in shares of our common stock (so long as the closing price of the common stock is greater than $3.38 for ten trading days preceding the payment date). If we elect to pay in stock, we must issue to Laurus an amount of shares equivalent to the amount of the monthly payment due divided by $3.16. If we elect to pay in cash, we must pay 102% of the amount of the monthly payment due. We may pay the monthly payment in shares of our common stock only so long as there is an effective registration statement on file covering the resale of those shares. We have the option to convert all or a portion of the outstanding principal of each note into shares of our common stock at $3.16 per share if the closing price of our common stock is greater than $3.70 for ten consecutive trading days. However, the number of shares issued upon conversion of either note cannot exceed 30% of the aggregate dollar trading volume of the common stock for the 22 trading days immediately preceding the payment date. Laurus has the option, at any time, to convert all or a portion of each note into shares of our common stock at $3.16 per share.

Each note is secured by a blanket lien on substantially all of our assets pursuant to a security agreement executed by us in connection with the issuance and sale of each note. If an event of default occurs under either security agreement, Laurus has the right to accelerate payments under both notes and to take possession of our assets, in addition to other remedies.

In connection with the note issued in March 2004, we issued to Laurus a warrant exercisable for 100,000 shares of common stock that is exercisable until March 11, 2011. The exercise price of this warrant is as follows: $3.31 per share for the first 50,000 shares, $3.59 per share for the next 25,000 shares, and $3.88 per share for the remaining 25,000 shares. In connection with the note issued in August 2004, we issued to Laurus a warrant exercisable for 33,334 shares of our common stock that is exercisable until August 18, 2011. The exercise price of the warrant is as follows: $3.31 per share for the first 16,000 shares, $3.59 per share for the next 8,000 shares, and $3.88 per share for the remaining 9,334 shares.

Under the terms of each note and each warrant, Laurus is not entitled to receive shares upon exercise of either warrant, upon payment of principal and interest on either note or upon conversion of either note if the receipt of those shares would cause Laurus to hold more than 4.99% of the outstanding shares of our common stock.

We paid Laurus Capital Management, LLC, the manager of Laurus Master Fund, Ltd., a fee equal to 3.6% of the principal amount of each note issued in those financings, which equaled $108,000 and $36,000. We also issued a warrant to purchase 47,468 shares of common stock at an exercise price of $3.16 per share to a finder as compensation for its services in connection with the March 2004 financing, and became obligated to issue a warrant to purchase 15,822 shares of common stock at an exercise price of $3.16 per share to the finder in connection with the August 2004 financing. The warrants are exercisable for five years after the date of issuance. We also paid the finder a fee of $172,500, representing 5.75% of the gross proceeds from the March 2004 financing, and became obligated to pay a fee of $57,500, representing 5.75% of the gross proceeds from the August 2004 financing.

We agreed to file a registration statement with the SEC covering the resale of the shares of our common stock that are issuable to Laurus upon the repayment or conversion of the notes and the exercise of the warrants issued in these financings. A registration statement covering the resale of the shares issuable to Laurus in connection with the March 2004 financing has been filed with the SEC and declared effective. A registration statement covering the resale of the shares issuable to Laurus in connection with the August 2004 financing has not yet been filed with the SEC. We were required to file this registration statement by October 2, 2004 and therefore are obligated to pay to Laurus $10,000 as liquidated damages for each subsequent 30-day period in which the required registration statement is not effective, pro-rated for partial periods.

As of September 30, 2004, approximately $2.8 million in unpaid principal remained outstanding under the note issued in March 2004 and approximately $1.0 million in unpaid principal remained outstanding under the note issued in August 2004.

Wells Fargo HSBC Trade Bank. In August 2004, we borrowed $1.7 million from Wells Fargo HSBC Trade Bank, National Association, secured by an account receivable in approximately the same amount. The loan was repaid in October 2004. The outstanding principal balance of the loan bore interest at Wells Fargo’s prime rate, which is a variable rate. We also had the right in certain circumstances to request that all or a portion of the principal balance bear interest at Wells Fargo’s then current LIBOR rate plus 2.0%. Payments of principal were immediately due and payable to Wells Fargo in the amount of each payment that we received under the pledged receivable. In addition, the entire outstanding principal balance was due and payable upon demand by Wells Fargo, but in no event later than January 31, 2005. As of September 30, 2004, $1.7 million in unpaid principal remained outstanding under the promissory note.

As of September 30, 2004, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term debt	$2,150	$2,150	$—	$—	$—
Long-term debt	3,822	945	2,877	—	—
Litigation settlement	1,740	1,740	—	—	—
Operating leases (facilities)	1,472	284	574	543	71
Purchase obligations	1,068	1,068	—	—	—

Total	$10,252	$6,187	$3,451	$543	$71

In May 2004, we entered into a non-cancelable operating lease for 13,120 square feet of office space for our corporate headquarters and U.S. operations. The lease term is 65 months plus a five year option to renew. The lease commences in August 2004, with basic monthly rent ranging from $20,000 to $24,000 during the 65 month term. We have an additional lease commitment at our former location in San Diego. This facility has been subleased as of August 2004 for the remainder term of our lease until November 2006. The difference between our lease payment for this facility versus our sub-lease is $4,000 per month.

In February 2003, we amended our operating lease for approximately 17,000 square feet of office space for our research and development center in Seoul, South Korea. The remaining term ends in February 2005, with monthly payments of approximately $14,000.

We have three significant purchase commitments scheduled to be paid in the fourth quarter of 2004 totaling $1.1 million. These commitments represent payments for test equipment, software purchases and license fees.

Litigation Settlement

In October 2004, we entered into a settlement agreement with Axess Telecom Co., Ltd. Under the agreement, we agreed to pay Axess Telecom KRW 1 billion (approximately $870,000) by December 31, 2004. Any amount which is unpaid at that date would be subject to a penalty of 5% per month. Under the settlement agreement, Axess Telecom agreed to dismiss its lawsuit against Axesstel California, filed in the Seoul Central District Court, Republic of Korea. We in turn agreed on behalf of our subsidiary, Axesstel R&D Center Co., Ltd., not to enforce a court order prohibiting Axess Telecom from using certain trade names related to a trademark owned by Axesstel R&D Center provided Axess Telecom stops all use within six months from the date of the settlement agreement. The parties agreed that the former agreements to which Axess Telecom and Axesstel California were parties are terminated, that neither party’s current or prior products infringe on the other party’s intellectual property rights, and that the parties are free to compete with each other.

We also entered into a memorandum of understanding with Axess Telecom under which we agreed to purchase by January 31, 2005 convertible bonds of Axess Telecom for KRW 1 billion (approximately $870,000) on terms to be negotiated in good faith. Due to the requirement for investment and uncertainty as to recoupment of our investment in Axess Telecom, we recorded the additional $870,000 as litigation settlement expense during the quarter ended September 30, 2004, for a total litigation settlement charge of $1.7 million during such quarter. The memorandum of understanding also provides for Axess Telecom to transition its manufacturing of fixed wireless products to us on terms to be negotiated.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for us beginning October 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

Factors that May Affect Future Results of Operations

If we do not successfully execute our new business model, the value of your investment will decline.

Our primary business in 2003 was focused on contract research and development and we engaged in only limited manufacturing and product sales on behalf of third parties. In late 2003 and early 2004, we believed that changing market factors would result in increasing demand for fixed wireless phones. In response, we refocused our business to concentrate exclusively on developing, manufacturing and selling our own branded and co-branded CDMA-based fixed wireless products. Our limited experience in executing our new business model reduces our ability to evaluate our prospects and make appropriate forecasts and assumptions with certainty. Our new business model requires that we continue to design competitive products, manufacture these products in high volumes and at increasingly lower unit cost, and sell these products at attractive prices and in increasingly large quantities. If we do not successfully execute our new business model, our results of operations will be harmed substantially and the value of your investment in our stock will decline.

We rely on a small number of customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the nine months ended September 30, 2004, three of our five customers and their affiliates accounted for approximately 93% of our revenues, and a substantial portion of our revenues have been derived from one customer. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

If we cannot eliminate our operating losses, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We have incurred significant operating losses since we changed our business model. For the nine months ended September 30, 2004, we incurred a net loss of $5.0 million. At September 30, 2004, we had an accumulated deficit of $8.6 million. Eliminating these losses and achieving profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving or maintaining profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses, and the proceeds from a proposed public offering and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in eliminating our losses and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We depend in substantial part on the adoption and acceptance of fixed wireless telecommunications in developing countries and regions to create demand for our products.

Our target customers are large telecommunications service providers who are developing wireless services in developing countries and regions where demand for basic telephone service has grown substantially in recent years and where the cost of building a wireless telecommunications infrastructure is preferable to a traditional wireline infrastructure. We sell our products to these service providers, who in turn resell our products to their customers, the end users, to use over the services providers’ telecommunications networks. The economies in many of these countries are fragile and are subject to significant change based on world events. This results in unpredictable demand for our products. If demand for wireless infrastructure in these countries does not continue to increase, if the service providers elect to develop traditional landline infrastructure instead of fixed wireless infrastructure in these countries or if the service providers are unable to finance network expansion and fixed wireless products, demand for our products will not develop. Even if these service providers elect to develop fixed wireless infrastructure, demand for our products will not develop if the service providers are unable to sell their services and our products to the end users at prices that are affordable. In some instances, service providers purchase our products from us and resell the products to their end users at reduced prices in order to establish a service relationship with those users. If telecommunications service providers do not continue to subsidize the purchase of our products, our revenues may decline if end users cannot afford our products on their own.

We expect our operating results to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

We believe that our operating results may fluctuate substantially from quarter-to-quarter and year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this “Risk Factors” section:

•	changes in our pricing policies or those of our competitors;

•	the introduction of new products or product enhancements by us or our competitors;

•	changes in the terms of our arrangements with customers or suppliers;

•	our current reliance on large-volume orders from only a few customers;

•	ability of our customers to accurately forecast demand for our products by their end users;

•	general economic conditions in developing countries which are in our target markets;

•	the timing of final product approvals from any major customer;

•	delays or failures to fulfill orders for our products on a timely basis;

•	the ability of our customers to obtain in a timely manner letters of credit that are satisfactory to us;

•	our inability to forecast our manufacturing needs;

•	delays in the introduction of new or enhanced products by us or market acceptance of these products;

•	change in the financial position of our manufacturer;

•	the availability and cost of raw materials and components for our products;

•	an increase in product warranty returns or in our allowance for doubtful accounts; and

•	operational disruptions, such as transportation delays or failures of our order processing system.

As a result of these factors, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly.

If CDMA technology does not continue to be accepted and to grow throughout the world, demand for our products will decline.

All of our products are based on CDMA technology; therefore, our business will suffer if telecommunications service providers in markets where fixed wireless infrastructure is being developed do not elect to base their telecommunications infrastructure on CDMA technology. If a competing standard, such as GSM, is chosen by a particular telecommunications service provider, we will be unable to market our products to that service provider unless we are able to change our products to operate on that standard. This would require significant investment to modify our products or would reduce the number of service providers to which we could market our existing products. If one of our customers is purchased by a larger telecommunications service provider that uses another standard such as GSM, our customer may switch to the competing standard and our sales of CDMA fixed wireless phones could decrease.

Our growth strategy is dependent on the widespread adoption of third generation CDMA technology by telecommunications service providers.

Although we have historically generated substantially all of our revenues from sales of our voice and data desktop terminals, our future growth strategy is predicated on deriving the majority of our revenues and a substantial and increasing portion of our revenues from sales of our broadband data products. Our existing broadband data products are based, and we anticipate that our future broadband data products will be based, on the CDMA2000 1xEV-DO and CDMA2000 1xEV-DV standards, which are third generation, or 3G, CDMA technology used for high-speed data and voice communications. To date, there are only a limited number of telecommunications service providers whose networks are compatible with our CDMA2000 1xEV-DO broadband modem, and there are no current networks that are compatible with our CDMA2000 1xEV-DV broadband modem. Although we believe that one or both of these standards will eventually be adopted by the majority of telecommunications service providers currently using CDMA technology, implementing these standards is expensive for service providers and there can be no assurance that they will adopt these standards or if they do, how rapidly and widely these standards will be implemented. If the CDMA2000 1xEV-DO and CDMA2000 1xEV-DV standards are not widely implemented, the market for our broadband data products will be limited and we will not be able to execute our growth strategy unless we change our products to operate on a competing standard which is more widely deployed. Changing our products would require significant investment and place us at a distinct disadvantage in getting our products to market in a competitive manner.

We must expand our customer base in order to grow our business.

To grow our business, we must fulfill orders from our existing customers, obtain additional orders from our existing customers, develop relationships with new customers and obtain and fulfill orders from new customers. We cannot guarantee that we will be able to develop relationships with additional telecommunications service providers and obtain purchase orders from those service providers. Further, even if we do obtain purchase orders from additional telecommunications service providers, there is no guarantee that those orders will be for product quantities or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling the orders. Whether we will be able to obtain additional orders for our products will depend on a number of factors, including:

•	the continued acceptance of fixed wireless products;

•	the growth in our target markets of fixed wireless infrastructure that support CDMA standards;

•	our ability to manufacture reliable products at competitive prices that have the features that are required by our customers and the end users of those products; and

•	our ability to expand relationships with existing customers and to develop relationships with new customers that will lead to additional orders for our products.

We expect to experience competitive pricing pressure for our products, which may impair our revenue growth, gross margins and ability to achieve profitability.

Pricing for fixed wireless phones has been declining along with pricing in general for telecommunications equipment and other technology products. We believe that these pricing trends will continue in the future and perhaps accelerate, particularly if large companies with greater purchasing power enter the market. Accordingly, as we reduce our selling prices, our results of operations will be adversely affected unless we can generate equivalent cost reductions in our cost of goods and otherwise.

We depend on a single third-party manufacturer to produce all of our products.

We currently rely on WNC, which is located in Taiwan, to manufacture all of our products. We expect to continue to rely primarily on a limited number of third-party manufacturers to produce our products. Our reliance on others for our manufacturing exposes us to a number of risks which are outside our control, including:

•	unexpected increases in manufacturing costs;

•	interruptions in shipments if a third-party manufacturer is unable to complete production in a timely manner;

•	interruptions in shipments for an extended period of time due to acts of God, war, terrorism, earthquakes, typhoons, damaging winds or floods or a recurrence of sudden acute respiratory syndrome or similar widespread pandemic;

•	interruptions in manufacturing and shipments for an extended period of time due to shortages of electricity or water;

•	inability to control quality of finished products;

•	inability to control delivery schedules;

•	inability to control production levels and to meet minimum volume commitments to our customers;

•	inability to control manufacturing yield;

•	inability to maintain adequate manufacturing capacity;

•	inability to secure adequate volumes of components in a timely fashion or at expected prices;

•	unwillingness of our current or future manufacturing suppliers to provide sufficient credit to support our sales;

•	manufacturing delays due to lack of financing, availability of parts, labor stoppages, disruptions or political instability in the region; and

•	scarcity of shipping containers.

In addition, we currently purchase all of our products from WNC on a purchase order basis. WNC is not obligated to accept any purchase order we submit and therefore may elect not to supply products to us on the terms we request, including terms related to specific quantities, pricing or timing of deliveries. If WNC were to refuse to fulfill our purchase orders on terms that we request or on terms that would enable us to recover our expenses and make a profit, we may lose sales or experience reduced margins, either of which would adversely affect our results of operation. Further, if WNC were to cease manufacturing our products on acceptable terms, we might be unable to identify and secure the services of a new third-party manufacturer in a timely manner or on commercially reasonable terms.

Given that we rely exclusively on WNC to manufacture our products, we are subject to risks affecting WNC’s business, including delays in its manufacturing process, availability of components, disruptions in its workforce or manufacturing capabilities, capacity constraints, quality control problems and compliance by WNC with import and export restrictions of the United States and foreign countries. In particular, in order to meet our projected demand, WNC will need to make additional capital expenditures, which it may choose not to do. Any of these risks could result in a delay of quality products being shipped to our customers, which could negatively impact our revenues, our reputation and our competitive position in our industry.

We may experience delays in manufacturing and our costs may increase if we are unable to provide our manufacturer with an accurate forecast of our needs.

We provide WNC with a rolling forecast of demand, which it uses to determine our component requirements. Lead times for ordering components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand for and availability of a component at a given time. If our forecasts are less than our actual requirements, WNC or any other third-party manufacturer that we use in the future may not be able to manufacture products in a timely manner. Furthermore, if we cannot produce our products in a timely manner, the liquidated damages provisions in some of our contracts with our customers may result in our selling our products at a loss. If our forecasts are too high, our manufacturer will be unable to use the components it has purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and technologies mature. Therefore, if WNC is unable to use fully components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher priced components.

If we do not obtain letters of credit we may need to maintain greater working capital in the future, which may harm our ability to accept high-volume purchase orders and may create difficulties in the collection of on our accounts receivable.

We have arrangements with three of our five customers pursuant to which we accept customer orders based on letters of credit that our customers place with us. This generally enables us to maintain a low level of working capital because we are able to quickly collect payment for the products that we deliver and pay our third-party vendors. If there are any discrepancies with the documents presented by the manufacturers, the freight forwarder or us, it may cause the letters of credit to be invalid or payment to be delayed. If a letter of credit is issued late or we experience problems collecting on letters of credit, shipments will be delayed, which may cause us to miss our quarterly financial projections. If we are unable to continue to obtain letters of credit from our customers, we may be required to maintain a greater level of working capital or borrow money in order to pay our manufacturer and third-party vendors. We had to borrow money in August 2004 to pay our operating expenses until delays in collecting on letters of credit were resolved, and we may be required to do so in the future. It is possible that future customers may not be able to establish letters of credit acceptable to us, which could result in a need for us to have greater working capital in order to fulfill such customers’ orders. In such an event, we would be subject to greater collections risks and might be precluded from accepting large orders from these customers because of limitations on our working capital. Any inability to accept such orders could harm our ability to meet our projections and reduce our revenues. In addition, if we are unable to collect on our customer accounts, we may be required to recognize bad debt expense, which would harm our results of operation.

In order to stay competitive and meet customer demand on a timely basis, we may decide or be forced to stock inventory of components or finished product.

At present, we do not carry inventory; instead, WNC manufactures our products based upon purchase orders it receives from us, which are based upon purchase orders that we receive from our customers. For competitive reasons or because of delays in the supply chain, we may be forced to stock components or finished product ourselves. This may require substantial working capital which would be costly and might be unavailable. If we were required to stock components or finished product ourselves, the inventory we stock might become obsolete, requiring us to write it off and sustain a loss, which could be substantial.

We rely upon a license and chipsets from Qualcomm Incorporated for CDMA technology that is critical to our products.

All of our products are based on proprietary CDMA technology that we license from Qualcomm. Our non-exclusive license from Qualcomm does not have a specified term and may be terminated by us or by Qualcomm for cause or upon the occurrence of specified events. If we were to lose access to this licensed technology, we would be forced to acquire rights to, or otherwise develop, other non-infringing technology, which would likely require us to adopt a new wireless protocol other than CDMA, such as GSM. We might be unsuccessful in acquiring rights to, or otherwise developing, this technology, and even if we are successful, the costs of acquiring or developing this technology and adapting our products to incorporate such technology might be so great that it would preclude us from being able to sell our products at competitive prices in the market.

We also depend upon Qualcomm to provide the chipsets critical for the manufacture of our products. We purchase these chipsets from Qualcomm on a purchase order basis, and we cannot be certain that we will receive chipsets from Qualcomm on terms, including pricing, quality and timing, that allow us to deliver our products to our customers on a timely basis, or at all. We currently are experiencing a delay in receiving chipsets from Qualcomm because of increased demand in the market for these chipsets. Further, as Qualcomm modifies its chipsets, we must ensure that our products and the networks upon which our products function are compatible with the modified chipsets.

We are not aware of any second source for these chipsets, and even if there is a second source, establishing a relationship with that source may be time consuming and expensive, which could adversely affect our ability to manufacture our product on a timely basis and at a price that will enable us to sell our products at a price above our cost of sales.

If we experience any delay in the delivery of chipsets, if we are unable to obtain chipsets on terms that are consistent with our expectations or if our products are not compatible with the modified chipsets, our ability to timely deliver our products to our customers and at prices that will enable us to make a profit might be harmed, which could negatively impact our gross margins, our reputation and our competitive position in the marketplace.

Qualcomm offers limited warranties and indemnities to us in connection with the non-exclusive license and chipsets. If our customers or the end users of our products look to us for specific product warranties or seek damages related to the CDMA technology or chipsets, we may be unable to obtain redress or indemnification from Qualcomm, which could result in reduced or negative gross margins, harm to our reputation if we are unable to provide remedies to our customers and general harm to our competitive position in the marketplace.

If Qualcomm does not enforce its intellectual property rights, our competitors who do not pay license fees and royalties to Qualcomm may be able to produce CDMA-based products at a lower cost than us.

Qualcomm may not protect its license and royalty structure in the fixed wireless communications market. Due to the size of the fixed wireless communications market and the number of small companies in overseas locations such as South Korea and China, Qualcomm may decide that it is unable or unwilling to protect its license and royalty structure in the fixed wireless marketplace. If Qualcomm does not strictly enforce its intellectual property rights under its patent portfolio, our competitors who do not pay license fees and royalties to Qualcomm may be able to produce product at a lower cost, which may adversely affect our competitive position in the marketplace.

We rely on limited or sole sources for many of our components.

In addition to Qualcomm, we rely on third-party vendors to supply WNC with components for the manufacture of our products. Our components are purchased on a purchase order basis. Any shortage or delay in the supply of key components may harm our ability to meet scheduled product deliveries. It is not always possible to maintain multiple qualified suppliers for all of our components and subassemblies. As a result, some key components are purchased only from a single supplier or a limited number of suppliers. If demand for a specific component increases, we may not be able to obtain an adequate supply of that component in a timely manner. In addition, if our suppliers experience financial or other difficulties, the availability of these components could be limited. We have experienced, and may experience in the future, problems in obtaining or delays in receiving adequate and reliable quantities of various components from certain key suppliers. It could be difficult, costly and time-consuming to obtain alternative sources for these components or to change product designs to make use of alternative components. If we are unable to obtain a sufficient supply of components, if we experience any interruption in the supply of components or if the cost of our components increases, our ability to meet scheduled product deliveries could be harmed, which could result in lost orders, harm to our reputation and reduced revenues.

We have little experience with the length of sales cycles for our new business model.

Until late 2003 our business was focused on contract research and development and we engaged in only limited manufacturing and product sales on behalf of third parties. As a result, we do not have extensive experience with the length of the sales cycle for our products. Our sales cycle depends on the length of time required for adoption of new technologies in our target markets. In addition, the period between our initial contact with a potential customer and its decision to purchase our products is relatively long. The evaluation, testing, acceptance, proposal, contract negotiation, funding and implementation process can extend over many months. Based on our limited operating history, it generally takes us between three and six months to complete a sale to a customer; however, it is possible that the sales cycle may be substantially longer. As a result, we may not be successful in forecasting with certainty the sales that we will make in a given period.

If our sales cycle unexpectedly lengthens in general or for one or more large orders, the timing of our revenues and results of operations could be harmed, which in turn could reduce our revenues in any quarter. Therefore, period-to-period comparisons of our results of operations may not necessarily be meaningful, and these comparisons should not be relied upon as indications of future performance. Further, sales cycles that are longer than we expect likely will harm our ability to generate sufficient cash to cover our working capital requirements for a given period.

If we do not compete effectively in the fixed wireless telecommunications market, our revenues and market share will decline.

The markets for fixed wireless products are highly competitive, and we expect competition to increase. Many of our competitors, including Motorola, Inc., LG Electronics Inc., Huawei Technologies Co. Ltd., ZTE Corporation, Westech Korea, Inc. and Telular Corporation, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to:

•	select more accurately the new or emerging technologies desired by the market;

•	respond more rapidly than we can to new or emerging technologies;

•	respond more rapidly than we can to changes in customer requirements;

•	devote greater resources than we do to research and development efforts;

•	promote their products more effectively, including selling their products at a loss in order to obtain market share or bundling their products with other products that we do not offer in order to promote an end-to-end solution for their customers that we cannot match; and

•	obtain components and manufacture and sell products at lower prices as a result of efficiencies of scale or purchasing power, thereby rendering our products non-competitive or forcing us to sell our products at reduced or negative gross margins.

We currently partner with large wireless infrastructure providers who could decide to compete with us in the future. In addition, other companies that are not current competitors may enter our field rapidly, either by developing products on their own or by partnering with our competitors that already have products in existence. If we are not successful in continuing to win competitive bids, in enhancing our products and customer relationships and in managing our cost structure so that we can provide competitive prices, our market share may decline, which would result in reduced sales.

We will need to develop new products and features to meet the needs of our customers in order to be successful.

The fixed wireless telecommunications market is characterized by rapid technological advances, evolving industry standards, changing customer needs and frequent new product introductions and enhancements. To maintain and increase our revenues, we must develop and market new products and enhancements to existing products that keep pace with advancing technological developments and industry standards and that address the needs of our customers and their end users. The process of developing new technology and products is complex, uncertain and expensive, and success depends on a number of factors, including:

•	proper product definition;

•	component cost;

•	resolving technical hurdles;

•	timely completion and introduction to the market;

•	differentiation from the products of our competitors; and

•	market acceptance of our products.

We must commit significant resources for research and development of new products before knowing whether our investments will result in products the fixed wireless telecommunications market will accept. Further, we may be required to purchase licenses from third parties in connection with the development of new products and these licenses may not be available on commercially reasonable terms, or at all. Even if we successfully introduce new products and technologies, our products may not be accepted by the market or we may be unable to sell our products at prices that are sufficient to recover our investment in developing those new products. In particular, many of the end users in our target markets have low incomes and rely on subsidies from telecommunications service providers in order to purchase our products. If we fail to introduce new products at prices that are competitive and allow us to generate a profit, we will lose customers and market share and the value of our company will decline.

We may have difficulty managing any growth that we might experience.

Our business has grown at a significant rate, and at this time, we have only limited management resources to manage this growth. If we continue to experience growth in our operations, our management team and our operational, financial and accounting systems, procedures and controls will need to be expanded, which will result in increased expenses and could distract us from our business plan. Our future success will depend substantially on our ability to manage growth effectively. These challenges may include:

•	attracting and hiring additional management employees;

•	maintaining our cost structure at an appropriate level based on the net sales we generate;

•	managing manufacturing expansion projects;

•	implementing and improving our operational, financial and accounting systems, procedures and controls;

•	managing operations in multiple locations and multiple time zones; and

•	reducing our operating expenses as a percentage of revenues.

Any failure to maintain sales through agents and other third-party resellers, distributors and manufacturers of complementary technologies could harm our business.

To date, we have sold our products to our five customers through our direct sales force with significant involvement from senior management and, when desirable or required by the laws of a particular jurisdiction or a prospective customer, through local agents and a network of other third parties, such as resellers, distributors and manufacturers of complementary technologies. We rely on these agents and third parties to assist us in providing customer contacts and marketing our products directly to our potential customers. When working with agents, we may enter into exclusive arrangements that preclude us from using another agent in a particular jurisdiction, which could harm our ability to develop new customer relationships. Certain agents and other third parties are not obligated to continue selling our products, and they may terminate their arrangements with us at any time. Our ability to increase our revenues in the future will depend in large part on our success in developing and maintaining relationships with these agents and other third parties. Any failure to develop or maintain our relationships with these third parties and any failure of these third parties to effectively market our products could harm our business, financial condition and results of operations.

We depend upon the fixed wireless telecommunications industry, and any downturns in the industry may reduce our sales.

All of our sales are derived from the fixed wireless telecommunications industry and a substantial portion of our sales are derived from customers in developing countries. In general, the global wireless telecommunications industry, particularly in developing countries, is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the wireless telecommunications market or discontinuation of products or modifications developed in connection with standards or next generation products could reduce our sales.

Some of our current and former employees and consultants who previously received shares of our common stock or options to purchase shares of our common stock may have the right to require us to reacquire their shares or options for an aggregate repurchase price of up to approximately $1.2 million.

From November 2002 to May 2004, we issued shares of our common stock and options to purchase shares of our common stock to approximately 63 of our current and former employees and consultants as compensation for their services to us. Because our principal executive offices are located in California, the issuances of these securities were required to be qualified in accordance with California securities laws, unless an exemption from the qualification requirement was available. The issuances of our shares and options during the period from November 2002 to May 2004 were not qualified under California law and an exemption from the qualification requirement may not have been available. Under California law, the individuals who received shares or options as compensation for their services during this period may have the right to require us to reacquire their shares or options for an aggregate repurchase price of up to approximately $1.2 million. In November 2004, some of our employees executed releases by which they released any liability we might have to them for issuances of our securities as compensation for their services. Our potential repurchase obligation to those employees and consultants who have not executed releases is approximately $0.4 million. These amounts are merely estimates and it is possible that our potential liability could be higher. We are not aware of any claims against us at this time, but individuals who received securities as compensation for their services may have up to two years to initiate legal proceedings against us. In addition, if it is determined that we offered securities in violation of California law, California regulators could impose monetary fines or other sanctions against us.

Our products are complex and may contain errors or defects, which may cause us to incur significant unexpected expenses and lose sales.

Our products are complex and must meet stringent customer and end user requirements. Although our products are examined and tested prior to release, these tests cannot uncover all problems that may occur once our products are widely deployed to end users. We have only recently begun to sell our products, and in many cases, our products have not been installed with the end user. As a result, we remain uncertain as to the long-term performance attributes of our products and whether they will develop errors in the future. If errors are discovered and we are unable to correct those errors promptly, we could experience the following, any of which would harm our business:

•	costs associated with testing, verification and the remediation of any problems;

•	costs associated with design modifications;

•	loss of or delay in sales;

•	loss of customers;

•	failure to achieve market acceptance or loss of market share;

•	increased service and warranty costs;

•	liabilities and damages to our customers and end users; and

•	increased insurance costs.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

Our primary target markets include India, China, Pakistan, Brazil and Russia. Much of our research and development operations are in South Korea. Our focus on these developing markets and our international operations subject us to increased international risks, many of which are beyond our control, including:

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets, where substantially all of our customers are located;

•	difficulties in complying with foreign regulatory requirements applicable to our products;

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•	difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

•	trade restrictions or higher tariffs;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions; and

•	public health emergencies such as SARS and avian bird flu.

These international risks make our ability to meet the demand for wireless products unpredictable. In addition, because all of our sales are denominated in United States dollars, changes in foreign currency exchange rates affect the market price for our products in countries in which they are sold. If the currency of a particular country weakens against the United States dollar, the cost of our products in that country may increase to the service provider and end user, which may result in the service provider or end user choosing to purchase the products of one of our competitors instead of our products.

If we are unable to retain our key personnel necessary to operate our business, our ability to develop and market our products successfully could be harmed.

We depend substantially on our current executive officers and management, including Mike H.P. Kwon, our Chairman and Chief Executive Officer, and David Morash, our President, Chief Operating Officer and Acting Chief Financial Officer. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage the market’s perception of us. Our success also may depend on our ability to identify, attract and retain additional qualified management, engineering and sales and marketing personnel. In particular, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications. Competition for qualified engineers is intense, especially in San Diego, California, where our headquarters are located, and in Seoul, Republic of Korea, where our research and development center is located. If we lose the services of a significant number of our engineers and cannot hire and integrate additional engineers, our ability to develop our products and implement our business strategy could be harmed.

Our competitive position will be seriously damaged if we cannot protect intellectual property rights in our technology.

Our success, in part, depends on our ability to obtain and enforce intellectual property protection for our technology. We rely on a combination of contracts and trademark and trade secret laws to establish and protect our proprietary rights in our technology. However, we may not be able to prevent misappropriation of our intellectual property, and the agreements we enter into may not be enforceable. In addition, effective trademark and trade secret protection may be unavailable or limited in some foreign countries.

There is no guarantee any patent will issue on any patent application that we may file. We do not believe these patents, if issued, will enhance our competitive position. Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented. If we do not secure and maintain patent protection for our technology and products, our competitive position will be significantly harmed because it will be much easier for competitors to sell products similar to ours. Alternatively, a competitor may independently develop or patent technologies that are substantially equivalent to or superior to our technology. If this happens, any patent that we may obtain may not provide protection and our competitive position could be significantly harmed.

As we expand our product line or develop new uses for our products, these products or uses may be outside the protection provided by our current patent applications and other intellectual property rights. In addition, if we develop new products or enhancements to existing products, there is no guarantee that we will be able to obtain patents to protect them. Even if we do receive patents for our existing or new products, these patents may not provide meaningful protection. In some countries outside of the United States, patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for violations of patents. As a result, protecting intellectual property in these countries is difficult and our competitors may successfully sell products in those countries that have functions and features that infringe on our intellectual property.

We may initiate claims or litigation against third parties in the future for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and divert the efforts of our technical and management personnel. As a result, our operating results could suffer and our financial condition could be harmed.

Our competitive position will be seriously damaged if we become party to lawsuits alleging that our products infringe the intellectual property rights of others.

Other companies, including our competitors, may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe the intellectual property rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

•	cease selling, incorporating or using products that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

•	redesign products that incorporate the disputed technology.

If we are forced to take any of the foregoing actions, we could face substantial costs and shipment delays and our business could be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to indemnify us for all liability that may be imposed.

In addition, it is possible that our customers or end users may seek indemnity from us in the event that our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expenses to us that could harm our operating results.

Failure to adequately protect our trademark rights could cause us to lose market share and cause our sales to decline.

We sell our products under the brand name Axesstel. We use our brand name to compete in the fixed wireless telecommunications market. We have expended significant resources promoting our brand name and we have applied for a registered trademark in the United States for our brand name. However, registration of our brand name trademark could be denied, and if granted, such registration will not necessarily deter or prevent unauthorized use by others. If other companies, including our competitors, use our brand name, consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with our brand name. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

We may face litigation that could significantly damage our business and financial condition.

In the telecommunications equipment industry, litigation increasingly has been used as a competitive tactic by both established companies seeking to protect their position in the market and by emerging companies attempting to gain access to the market. In this type of litigation, complaints may be filed on various grounds, such as antitrust, breach of contract, trade secret, copyright or patent infringement, patent or copyright invalidity, and unfair business practices. If we are required to defend ourselves against one or more of these claims, whether or not they have any merit, we are likely to incur substantial expense and management’s attention will be diverted from operations. This type of litigation also may cause confusion in the market and make our licensees and distributors reluctant to commit resources to our products. Any of these effects could harm our business and result in a decline in the value of your investment in our stock.

Our exclusive arrangements with some customers may limit our ability to sell our products to other potential customers in our target markets.

We have agreed with some of our customers not to sell products to competitors of our customers within specific geographic regions for specified periods of time. As a result of these exclusive arrangements, the number of service providers to which we can sell products is reduced in those geographic regions. We expect that our existing customers may continue to require, and new customers may require, us to agree to these exclusive arrangements, which could further limit our potential customer base. If we are required to continue to enter into these arrangements or we cannot obtain waivers of the exclusivity provisions of our existing arrangements, our ability to develop new customer relationships may be limited, which could harm our ability to develop new customer relationships and generate more revenues.

In the event we are unable to address problems with our disclosure controls and procedures and our internal controls, our business could suffer.

In connection with the audit of our financial statements for the year ended December 31, 2003, our independent registered public accounting firm identified several matters relating to significant deficiencies in the design or operation of our internal controls, some of which were characterized as material weaknesses. A material weakness constitutes a greater deficiency than a significant deficiency. For the year ended December 31, 2003, and for each of the quarters within that year, these items had the potential to impair our ability to record, process, summarize and report financial data consistent with the assertions of our management in our financial statements. The material weaknesses identified involved our ability to classify costs by expense category and project, specifically in the areas of research and development, product development and engineering services. The significant deficiencies included a lack of formal month-end closings and financial reporting and analysis procedures for our San Diego, California operations.

In addition, our management recently identified several areas of our disclosure controls and procedures that need to be improved or fixed, including:

•	a lack of effective documentation for stock options and other compensatory equity grants;

•	the absence of a procedure to obtain from officers and directors information required to be disclosed about those persons in SEC filings;

•	the absence or ineffectiveness of a rule compliance checking procedure for SEC filings; and

•	a lack of effective record keeping and compliance assistance for reports required under Section 16(a) of the Securities Exchange Act of 1934.

In addition, these significant deficiencies contributed to a determination by our Audit Committee, in consultation with our independent auditors and our executive officers, to restate our financial statements from January 1, 2000 to June 30, 2004. This restatement included material changes to our consolidated balance sheets and consolidated statements of operations, stockholders’ equity and cash flows for the financial statements mentioned above. In the past, stockholders of other companies that have restated their financial statements have brought securities class action litigation against those companies. If we are required to defend ourselves against one or more lawsuits brought by our stockholders, whether or not they have any merit, we are likely to incur substantial expense and management’s attention will be diverted from operations. We believe that we have addressed the matters identified by our registered public accounting firm, but similar problems, or other deficiencies in our internal controls over financial reporting, could arise in the future and we may have to restate our financial statements again.

We are subject to increased costs as a result of newly adopted accounting and SEC regulations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required by the end of 2005 to perform an evaluation of our internal controls over financial reporting and have our independent auditor attest to that evaluation. Compliance with these requirements is expected to be expensive and time consuming. If we fail to timely complete this evaluation, or if our independent auditors cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-

benefit relationship of possible controls and procedures. No system of internal controls can be designed to provide absolute assurance of effectiveness and any material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. In addition, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business.

The convertible term notes we issued to Laurus Master Fund, Ltd. are collateralized by a general security interest in our assets. If we were to default under the terms of the notes or corresponding security agreement, then Laurus would have the right to foreclose on our assets.

In March 2004 and August 2004, we completed the sale and issuance to Laurus Master Fund, Ltd. of a $3.0 million convertible term note and a $1.0 million convertible term note, respectively. As of September 30, 2004, $2.8 million was outstanding under the March note and $1.0 million was outstanding under the August note. Both notes are collateralized by a general security interest in our assets pursuant to the terms of the security agreements executed by us in connection with the sale and issuance of the notes. If we were to default under the terms and conditions of the notes or the security agreements, Laurus would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operation and financial position. Also, our agreements with Laurus preclude us from incurring additional debt without the permission of Laurus.

Our Chief Executive Officer beneficially owns 34.3% of our outstanding common stock and ComVentures beneficially owns 18.6% of our outstanding common stock and they will be able to exert substantial influence over us and our major corporate decisions.

As of November 10, 2004, our Chief Executive Officer, Mike Kwon, beneficially owns 34.3% of our outstanding common stock and affiliates of ComVentures beneficially owns 18.6% of our outstanding common stock. As a result of their ownership interest, Mr. Kwon and affiliates of ComVentures will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval. At present, neither our articles of incorporation nor our bylaws prevent our stockholders from taking action by written consent; therefore, stockholders holding more than 50% of our outstanding voting power can take action without a stockholder meeting. Examples of corporate actions that we may seek to take that would require stockholder approval include:

•	an amendment to our articles of incorporation;

•	a sale of all or substantially all of our assets;

•	a merger or reorganization transaction; and

•	an issuance of shares of our common stock in an offering other than a public offering at a price of less than fair market value if the number of shares being sold exceed 20% of our then outstanding common stock.

The lack of a requirement for a stockholder meeting prior to taking such action means that our minority stockholders may be unable to articulate objections to the actions sought to be taken by stockholders participating in the action by written consent. In addition, our board of directors may be unable to provide a recommendation to the stockholders as to how they should vote on any such matter. This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. In addition, our board has recently approved an employment arrangement that would entitle Mr. Kwon to be included on the recommended slate of directors nominated for election at our annual stockholder meetings so long as Mr. Kwon remains employed by us.

We may not address successfully the problems encountered in connection with any potential future acquisitions.

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting costs as a result of the newly adopted rules and regulations related to the Sarbanes-Oxley Act of 2002.

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted.

Nevada law and provisions in our charter documents may delay or prevent a potential takeover bid that would be beneficial to common stockholders.

Our articles of incorporation and our bylaws contain provisions that may enable our board of directors to discourage, delay or prevent a change in our ownership or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

•	our board of directors may fill vacancies on the board of directors;

•	our stockholders are permitted to remove members of our board of directors only upon the vote of at least two-thirds of the outstanding shares of stock entitled to vote at a meeting called for such purpose or by written consent;

•	stockholder proposals and nominations for directors to be brought before an annual meeting of our stockholders must comply with advance notice procedures, which require that all such proposals and nominations must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the annual meeting for the preceding year;

•	our bylaws provide that a special meeting of stockholders may be called only by our president, secretary, board of directors or the holders of a majority of our outstanding stock entitled to vote at a meeting called for such purpose or by a written consent; and

•	our board of directors is expressly authorized to make, alter or repeal our bylaws.

In addition, provisions of the Nevada Revised Statutes provide that a person acquiring a controlling interest in an issuing corporation, and those acting in association with such person, obtain only such voting rights in the control shares as are conferred by stockholders (excluding such acquiring and associated persons) holding a majority of the voting power of the issuing corporation. For purposes of these provisions, “issuing corporation” means a corporation organized in Nevada which has 200 or more stockholders of record, at least 100 of whom have addresses in Nevada on the corporation’s stock ledger, and does business in Nevada directly or through an affiliate, and “controlling interest” means the ownership of outstanding voting shares enabling the acquiring person to exercise (either directly or in association with others) one-fifth or more but less than one-third, one-third but less than a majority, or a majority or more of the voting power of the issuing corporation in the election of directors. Accordingly, the provisions could require multiple votes with respect to voting rights in share acquisitions effected in separate stages, and the effect of these provisions may be to discourage, delay or prevent a change in control of our company.

Our stock price may be volatile and you may not be able to resell our shares at a profit or at all.

To date, there has been a limited public market for the shares of our common stock. The trading price of our common stock could fluctuate due to the factors discussed in this “Risk Factors” section and elsewhere in this report. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us in the future were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

In addition, the stock market in general, and technology companies in particular, have experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Sales of common stock issuable on the exercise of outstanding options and warrants may depress the price of the common stock.

As of November 10, 2004, there were options and warrants granted to our employees, directors and consultants to purchase 7,046,503 shares of our common stock, of which options and warrants for 5,618,678 shares were exercisable at that time. The exercise prices for outstanding options and warrants range from $0.07 to $4.35 per share with a weighted average exercise price of $0.86. Options and warrants to purchase the remaining 1,427,825 shares will become exercisable over the next three years. In the future we may issue additional shares of common stock, convertible securities, options and warrants. The issuance of shares of common stock issuable upon the exercise of convertible securities, options or warrants could cause substantial dilution to holders of common stock. It also could negatively affect the terms on which we could obtain equity financing.

Item 3. Controls and Procedures.

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

Under the supervision of our Chief Executive Officer and our Acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our

Chief Executive Officer and Acting Chief Financial Officer concluded that as of September 30, 2004, the design and operation of such disclosure controls and procedures were effective, but for the weaknesses discussed below.

In connection with the audit of our financial statements for the year ended December 31, 2003, our independent registered public accounting firm identified several matters relating to significant deficiencies in the design or operation of our internal controls, some of which were characterized as material weaknesses. A material weakness constitutes a greater deficiency than a significant deficiency. These items had the potential to impair our ability to record, process, summarize and report financial data consistent with the assertions of our management in our financial statements. The material weaknesses identified included the lack of an in-place accounting system to identify and track development costs by product in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” the lack of an in-place accounting system to properly identify and track engineering service costs, and the lack of a detailed accounting system for allocation of engineer payroll costs. The significant deficiencies included a lack of formal month-end closings and financial reporting and analysis procedures for our San Diego, California operations, and improper recording of employee signing bonuses.

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

(b) Changes In Internal Controls Over Financial Reporting. No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In September 2004, we received formal notification of a lawsuit in the Seoul Central District Court, Republic of Korea, by Axess Telecom Co., Ltd., or ATC. The lawsuit was filed against our wholly-owned Californian subsidiary, Axesstel, Inc., or Axesstel California, alleging that a covenant in a development agreement executed by the parties in September 2001 precludes Axesstel California from developing fixed wireless products or competing in the fixed wireless business without ATC’s consent until September 2006. In September 2004, in a separate action filed by the Company’s subsidiary, Axesstel R&D Center Co., Ltd. (which we refer to as Axesstel R&D), Axesstel R&D obtained a court order prohibiting ATC from using certain trade names related to a trademark owned by Axesstel R&D.

In October 2004, we entered into a settlement agreement with ATC. Under the agreement, we agreed to pay ATC KRW 1 billion (approximately $870,000) by December 31, 2004. Any amount which is unpaid at that date would be subject to a penalty of 5% per month. Under the settlement agreement, ATC agreed to dismiss its lawsuit against Axesstel California. We in turn agreed on behalf of Axesstel R&D not to enforce the court order against ATC provided ATC stops all use of the subject trade names within six months from the date of the settlement agreement. The parties agreed that the former agreements to which ATC and Axesstel California were parties are terminated, that neither party’s current or prior products infringe on the other party’s intellectual property rights, and that the parties are free to compete with each other.

We also entered into a memorandum of understanding with ATC under which we agreed to purchase by January 31, 2005 convertible bonds of ATC for KRW 1 billion (approximately $870,000) on terms to be negotiated in good faith. The agreement also provides for ATC to transition its manufacturing of fixed wireless products to us on terms to be negotiated.

From time to time, we may be involved in other litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any litigation in which an adverse outcome would have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2004, we sold to David Morash, our President and Chief Operating Officer, 83,333 shares of common stock upon the partial exercise of a stock option granted to Mr. Morash in January 2004. The exercise price of the option is $2.50 per share. This sale was made in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

In August 2004, we issued 167,691 shares of common stock to one accredited investor in exchange for the assignment by that investor to us of 554,183 shares of the common stock of our subsidiary, Axesstel, Inc., a California corporation, as well as a general release of claims against us by that investor. This issuance was made in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

In August 2004, we sold a $1.0 million secured convertible term note to Laurus Master Fund, Ltd., an accredited investor. Laurus may at any time convert the outstanding principal and accrued interest due under the note into shares of our common stock at a conversion price of $3.16 per share, provided that in no event may Laurus convert such amount if the conversion would result in Laurus beneficially owning in excess of 5% of our common stock. Interest accrues on the note at a rate of 3% above prime, subject to certain adjustments, and in no event will the interest rate on the note be lower than 7% or greater than 10%. Under certain circumstances, we have the ability to repay the amounts due under the note by issuing to Laurus a number of shares of common stock equal to the amount of the payment due divided by $3.16. Under certain circumstances, we also have the ability to convert all or a portion of the outstanding principal and accrued interest due under the note into shares of common stock at a conversion price of $3.16 per share. In connection with the sale of the note, we also issued to Laurus a warrant with a term of seven years that is exercisable for 33,334 shares of our common stock at exercise prices that vary between $3.31 per share and $3.88 per share. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

In September 2004, we issued 125,000 shares of common stock to North America Venture Fund II, L.P. in connection with the conversion of 25% of North America’s convertible term note of $1,000,000, funded in January 2004, at the conversion price of $2.00 per share. This issuance was made in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

In September 2004, we issued 30,797 shares of common stock at the conversion price of $3.16 per share to Laurus Master Fund, Ltd. in connection with the payment of a portion of the principal and interest charges related to the Laurus’s convertible term note of $3,000,000, funded in March 2004. This issuance was made in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

In each transaction described above that was exempt from registration under Section 4(2) and Regulation D of the Securities Act, (i) there were no underwriters involved in the issuance and sale of the securities, (ii) the investors were accredited; (iii) the investors were experienced with transactions of the nature of the subject transaction and had the ability to fend for themselves, (iv) the securities were acquired for investment only and not with a view to or for sale in connection with any distribution thereof, (v) appropriate legends were affixed to the share certificates and other instruments issued in such transactions, and (vi) the sales of these securities were made without general solicitation or advertising.

This table provides information with respect to purchases by Axesstel of shares of its common stock during the three months ended September 30, 2004:

SMALL BUSINESS ISSUER’S PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 to July 31, 2004	—	—	—	—
August 1, 2004 to August 31, 2004	—	—	—	—
September 1, 2004 to September 30, 2004	10,000	3.15	—	—

Total	10,000	3.15	—	—

In connection with the sale of a $3.0 million secured convertible term note to Laurus in March 2004, and an additional $1.0 million secured convertible promissory note in August 2004, we agreed not to declare any dividend on our common stock without the written consent of Laurus so long as at least 25% of either secured convertible promissory note is outstanding. We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 29, 2004, our board of directors adopted the 2004 Equity Incentive Plan and set a record date of September 29, 2004 for the approval by our stockholders of such plan. By written consent taken on October 20, 2004 by certain stockholders collectively owning 4,831,216, or 51.3%, of our outstanding shares as of the record date, the stockholders approved the 2004 Equity Incentive Plan with an effective date 20 calendar days after an information statement describing such action was mailed to our stockholders. The information statement was mailed to stockholders on November 5, 2004, and the 2004 Equity Incentive Plan will be effective on November 25, 2004.

Item 5. Other Information.

In October 2004, our board of directors amended and restated our bylaws to include a requirement that stockholders provide advance notice of proposals or nominations of candidates for election as directors at the annual meeting, and advance notice of nominations at any special meeting called to elect a director. Stockholders who wish to raise an item of business or nominate a director at the annual meeting (other than those stockholder proposals to be included in our proxy materials in accordance with Rule 14a-8 under the Exchange Act) must give written notice to our secretary not earlier than the close of business on the 120th day and not later than the close of business on the 90th day prior to the first anniversary of the prior year’s annual meeting. Accordingly, stockholders who wish to bring matters or propose nominees for director at our 2005 annual meeting of stockholders must provide notice to our secretary between January 13, 2005 and February 12, 2005. The stockholder’s notice must set forth as to each matter the stockholder proposes to bring before the annual meeting: (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on our books, of the stockholder proposing such business, (iii) the class and number of shares which are beneficially owned by the stockholder, (iv) any material interest of the stockholder in such business and (v) any other information that is required to be provided by the stockholder pursuant to Regulation 14A under the Exchange Act in its capacity as a proponent to a stockholder proposal.

As described in our proxy statement for our 2004 annual meeting, Rule 14a-8 under the Exchange Act requires that a stockholder proposal intended to be included in our proxy statement for our 2005 annual meeting be received at our executive offices no later than December 21, 2004. The proposal may be omitted from our proxy statement if the submitting stockholder does not meet the applicable requirements under Rule 14a-8.

Our amended and restated bylaws also provide that stockholders who wish to nominate a director at a special meeting of stockholders at which directors are to be elected must give written notice to our secretary not earlier than the close of business on the 120th day and not later than the close of business on the later of (a) the 90th day prior to such special meeting or (b) the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the board of directors to be elected at such meeting.

The following information is provided in lieu of a report on Form 8-K under Item 1.01:

On November 9, 2004, we entered into an employment agreement with Mike H.P. Kwon under which Mr. Kwon will be employed as our Chief Executive Officer. The agreement provides for a base salary of $265,000, which will increase to $310,000 upon the completion of a firmly underwritten public offering, and for Mr. Kwon to be eligible for an annual performance bonus under the terms of our incentive compensation plans that may be adopted from time to time. The agreement also includes a termination provision stating that if we terminate Mr. Kwon’s employment without cause, or if Mr. Kwon terminates his employment for good reason, we will be obligated to pay to Mr. Kwon a severance benefit equivalent to 18 months base salary in one lump-sum payment, and all of his outstanding stock options and any other equity awards we may grant to him in the future will immediately vest in full. The agreement also provides that Mr. Kwon will be included on the recommended slate of directors nominated for election at our annual stockholder meetings so long as Mr. Kwon is employed by us. Mr. Kwon has agreed not to disclose our proprietary information and to assign certain inventions to us during his employment.

On November 9, 2004, we entered into an employment agreement with David Morash under which Mr. Morash will be employed as our President and Chief Operating Officer. The agreement provides for a base salary of $180,000, which will increase to $260,000 upon the completion of a firmly underwritten public offering, and for Mr. Morash to be eligible for an annual performance bonus under the terms of our incentive compensation plans that may be adopted from time to time. The agreement also includes a termination provision stating that if we terminate Mr. Morash’s employment without cause, or if Mr. Morash terminates his employment for good reason, we will be obligated to pay to Mr. Morash a severance benefit equivalent to 18 months base salary in one lump-sum payment, and all of his outstanding stock options and any other equity awards we may grant to him in the future will immediately vest in full. The agreement also provides that Mr. Morash will be included on the recommended slate of directors nominated for election at our annual stockholder meetings so long as Mr. Morash is employed by us. Mr. Morash has agreed not to disclose our proprietary information and to assign certain inventions to us during his employment.

Item 6. Exhibits.

The exhibits to this report are listed in the Exhibit Index on page 53 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

/S/ MIKE H.P. KWON
November 15, 2004	Mike H.P. Kwon
Date	Chairman and Chief Executive Officer (on behalf of the registrant)

/S/ DAVID MORASH
November 15, 2004	David Morash
Date	President, Chief Operating Officer and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the registrant, as amended (1)

3.2	Amended and Restated Bylaws of the registrant, as amended (2)

10.1	Promissory Note, as amended, dated August 17, 2004 between the registrant and Well Fargo HSBC Trade Bank, National Association (*)

10.2	Security Agreement: Rights to Payment dated August 17, 2004 between the registrant and Wells Fargo HSBC Trade Bank, National Association (*)

10.3	Offer Letter of Alireza Saifi dated July 8, 2004 (1)

10.4	Securities Purchase Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd. (3)

10.5	Common Stock Purchase Warrant dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd. (3)

10.6	Security Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd. (3)

10.7	Registration Rights Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd. (3)

10.8	Convertible Term Note dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd. (3)

10.9	Form of Indemnity Agreement for directors and executive officers of the registrant (1)

10.10	Component Supply Agreement between QUALCOMM CDMA Technologies Asia-Pacific PTE LTD. and Axesstel-California, dated February 28, 2001, as amended +(1)

10.11	DMSS5100 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated December 5, 2002, as amended +(1)

10.12	DMSS5010 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated November 26, 2003 +(1)

10.13	AMSS6500 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated April 11, 2004 +(1)

10.14	2001 Stock Option Plan (1)

10.15	Form Notice of Grant of Stock Option (2001 Stock Option Plan) (1)

10.16	Form Stock Option Agreement (2001 Stock Option Plan) (1)

10.17	Form Notice of Grant of Stock Option (September 2002, March 2003 and September 2003 Option Pools) (1)

10.18	Form Stock Option Agreement (September 2002, March 2003 and September 2003 Option Pools) (1)

10.19	Table of Stock Option Grants under September 2002, March 2003 and September 2003 Option Pools (1)

10.20	2004 Equity Incentive Plan (1)

10.21	Form Warrant Agreement for Mike H.P. Kwon and Satoru Yukie (1)

10.22	Form of Subscription Agreement dated February 2003 (*)

10.23	Executive Employment Agreement dated November 9, 2004 between the registrant and Mike H.P. Kwon (*)

10.24	Executive Employment Agreement dated November 9, 2004 between the registrant and David Morash (*)

10.25	Form of Release Agreement dated November 4, 2004 (4)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(*)	Filed herewith

(+)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to the Amendment No. 1 on Form SB-2 filed on October 29, 2004.

(2)	Filed as an exhibit to the Form 8-K filed on November 10, 2004.

(3)	Filed as an exhibit to the Form 8-K filed on August 20, 2004.

(4)	Filed as an exhibit to the Form 8-K filed on November 10, 2004.