Form 10KSB
period 2004-12-31
AXESSTEL INC
filed 2005-02-04
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2004; OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

AXESSTEL, INC.

(name of small business issuer as specified in its charter)

Nevada	001-32160	91-1982205
State of Incorporation	Commission File Number	IRS Employer Identification Number

6815 Flanders Drive, Suite 210, San Diego, California	92121
(address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (858) 625-2100

Securities registered under Section 12(g) of the Act: None

Name on each exchange on which to be so registered: None.

Securities registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $62,564,602.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of February 2, 2005, approximately $23.6 million.

As of February 2, 2005, there were 12,318,176 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):

            ☐ Yes ☒ No

Except where the context otherwise requires, all references in this Registration to (a) the “Registrant”, the “Company”, “Axesstel”, “we” or “our” refer to Axesstel, Inc., a Nevada corporation, and (b) the “Web” refer to the World Wide Web.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Special Note Regarding Forward-Looking Statements

This report, including the sections entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to future events, our future financial performance, growth of our target market and growth of the worldwide telecommunications markets, future demand for our products, the acceptance and growth of CDMA-based wireless systems and similar expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These risks and other factors include those listed under “Risk Factors Relating to Our Business” and elsewhere in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on any forward-looking statements as they reflect our management’s view only as of the date of this report. We will not update any forward-looking statements to reflect events or circumstances that occur after the date on which such statement is made.

Overview

We design, develop and market fixed wireless voice and data products for the worldwide telecommunications market. Our fixed wireless CDMA-based product line includes desktop phone terminals, payphone terminals, voice/data terminals and broadband modems used for high-speed data services. We sell our products to telecommunications service providers in developing countries where large segments of the population do not have telephone service, who in turn resell our products to end users in order to access the providers’ wireless network. Our principal customers currently are Tata Teleservices in India, TeleCard Limited in Pakistan, Telefonica Moviles, S.A. in Latin America and an affiliate of a major U.S. telecommunications service provider in Venezuela. We believe our customers choose our products because we are a reliable provider of affordable, feature-rich, high-quality products that are easy to deploy, install and use.

Industry Overview

The worldwide telecommunications market is estimated to be $1.1 trillion in 2005. Despite the size of this market, telephone penetration is less than 5% of the worldwide population outside of Europe and North America. Three and one-half billion people reside in developing countries throughout the world. The governments of these countries recognize that their populations need access to reliable basic voice services in order to improve socioeconomic conditions. Furthermore, organizations such as the World Bank have sponsored initiatives to accelerate the implementation of telephone service within developing areas. As a result, we expect the demand for voice and data services to increase.

Telecommunications Services in Developing Areas

Developing countries within Asia, Africa, Eastern Europe and Latin America, such as India, China, Brazil, Pakistan and Russia are among the world’s fastest growing emerging telecommunications markets. Within these areas, landline telecommunications networks typically are limited to densely populated urban areas because the cost of deploying landline telecommunications networks in developing areas has proven economically unfeasible. As a result, people living outside of urban areas or in unwired regions within urban areas generally do not have access to telephone service. Moreover, until recently, deployment of wireless telecommunications networks in these regions has proven to be expensive and therefore limited to the wealthiest portions of the population.

Recent changes in the worldwide telecommunications industry, and specifically in the wireless sector of the industry, have substantially increased the economic feasibility of deploying wireless telecommunications services to developing areas. These changes include:

•	industry deregulation and privatization, which have resulted in higher telecommunications services penetration, increased service revenues, greater operating efficiencies and improved quality of service;

•	advances in wireless technology and manufacturing, which have reduced infrastructure costs for network operators and equipment costs for consumers and increased the subscriber capacity on wireless networks;

•	emergence of creative subscriber plans, such as pre-paid phone plans, which have driven rapid subscriber growth; and

•	reduced government tariffs and increased government subsidies, which have encouraged the growth of telecommunications networks.

As a result of these factors, the geographic reach of wireless networks has expanded.

Emergence of Fixed Wireless Voice and Data Products

Fixed wireless products are stationary telephones, data terminals and broadband modems that connect to wireless networks. Although fixed wireless voice and data products are not a substitute in all cases for landline connections or mobile handsets, fixed wireless products offer advantages that make such products well-suited for use in developing areas.

Fixed Wireless as Compared to Landline

In many areas, landline telecommunications service is not available due to lack of infrastructure. In these regions, fixed wireless may be the only option available to the end user. Fixed wireless systems can be deployed more quickly than landline systems because there are no trenches to dig, poles to install or copper wires to lay; therefore, service providers can more rapidly rollout wireless service and begin earning revenue. We believe that even where landline service exists, fixed wireless systems offer the following key advantages over landline systems:

•	Network Deployment. Landline deployment is cumbersome and costly due to the significant amount of construction and installation required. By comparison, fixed wireless deployment is more rapid and less expensive as there is significantly less construction and no installation by the end user is required.

•	Scalability. Adding a subscriber to a landline network requires that the network be expanded to accommodate the additional subscriber and in many cases requires professional installation. By comparison, adding an additional subscriber to a fixed wireless network requires only that a nearby base station can accommodate the additional subscriber and that the subscriber has a fixed wireless phone terminal.

•	Value-Added Services. Telecommunications service providers are limited in their ability to offer value-added services using their existing landline infrastructure. By comparison, fixed wireless networks enable these providers to further monetize their network by offering value-added services such as text-messaging and downloadable ring tones.

Fixed Wireless as Compared to Mobile Handsets

As wireless networks expand into developing areas, consumers can connect to these networks by using mobile handsets or fixed wireless products. However, we believe fixed wireless products offer the following key advantages over mobile handsets:

•	Tariffs. Governments in developing areas are encouraging the adoption of fixed wireless systems through initiatives such as reduced tariffs and spectrum licensing costs. In addition, some governments have allocated or re-licensed mobile wireless spectrum specifically for fixed wireless applications. We believe that tariffs on fixed wireless spectrum will remain lower than that of mobile wireless spectrum, benefiting both the service provider and the end user.

•	Reception. Fixed wireless products normally receive substantially better reception than mobile handsets because they have more sensitive antennas and have the ability to be connected to external antennas to increase reception in remote areas.

•	Scalability. Due to the fixed location of the terminals, fixed wireless networks enable more efficient network utilization than mobile networks due to the strategic placement of wireless base stations.

•	Power Supply. Fixed wireless products generally are plugged into electrical outlets; therefore, they do not require frequent charging like a mobile handset.

•	Multiple Users. Unlike a mobile handset which is generally limited to use by one individual, a fixed wireless telephone allows multiple users, such as the members of a family or a group of employees in a business, to share a single telephone.

We believe that the following table compares the characteristics of fixed wireless, mobile and landline telecommunications services from the perspective of end users and telecommunications service providers.

	Fixed Wireless	Mobile Wireless	Landline
End Users:
Tariffs	Less expensive than mobile wireless	Most expensive	Less expensive than mobile wireless and generally less expensive than fixed wireless

Subscription Costs	Less expensive than mobile wireless	Most expensive	Least expensive

Reception	Better reception than mobile wireless	Reception is inconsistent	Best reception

Data Connectivity	No external modem needed	Limited data connection capabilities	Requires external modem

Mobility	Limited	Unlimited	Limited

Power Supply	Not dependent on a battery	Batteries required	Not dependent on a battery

Telecommunications Service Providers:
Network Deployment and Scalability	Rapid and less expensive than landline and mobile wireless	Rapid and less expensive than landline; requires contiguous coverage	Cumbersome and costly

Network Capacity	Requires fewer base stations than mobile wireless	Requires more base stations than fixed wireless	Requires additional construction

Maintenance /Operation	Only required for base stations	Only required for base stations	Required for entire infrastructure

Value Added Services	Requires software upgrade	Requires software upgrade	Requires infrastructure upgrade

CDMA and other Wireless Transmission Standards

Qualcomm’s CDMA technology has emerged as a leading standard for wireless networks. CDMA works by converting speech into digital information, which is transmitted in the form of a radio signal over the network. Unlike competing technologies, such as GSM, CDMA is a “spread spectrum” technology, which allows many users to occupy the same time and frequency allocations in a given band by assigning unique codes to each communication to differentiate it from others in the same spectrum. Given the finite wireless spectrum resources available, CDMA allows more efficient sharing of the airwaves among multiple users than alternative technologies.

Newer versions of CDMA technologies, popularly known as 3G, include CDMA2000 1xEV-DO (Evolution Data Optimized). This technology improves the ability to deliver high-speed data access to wireless devices and has been designed to provide wireless access speeds comparable to digital subscriber line, or DSL, and cable modems. Subscribers can attain wireless access to data at maximum speeds of up to 2.4 Mbps on CDMA2000 1xEV-DO networks. Telecommunications service providers first began rolling out the CDMA2000 1xEV-DO standard on their networks in the last two years, and as of the date of this report, less than half of telecommunications service providers using CDMA technologies have commenced implementation of the CDMA2000 1xEV-DO standard.

Data Applications for Fixed Wireless

Telecommunications service providers continually are seeking high-margin, high-growth opportunities to complement their voice-based product offerings. Providing high-speed data access to existing voice customers enables telecommunications service providers to increase their revenue by leveraging their current infrastructure and customer base. Historically, high-speed data access was limited to businesses that could afford to purchase expensive hardware and pay the usage charges. As network costs have declined and technology and manufacturing advancements have developed, high-speed data access has increasingly become available for residential customers. In order to implement objectives to rollout high-speed data access, telecommunications service providers are seeking cost-effective technologies to allow users without existing landlines, DSL or cable connections to receive high-speed data transmissions.

In areas that are inaccessible to DSL and cable, CDMA2000 1xEV-DO is an attractive option for telecommunications service providers to deploy. Even in markets where DSL and cable modems are offered, CDMA2000 1xEV-DO is a cost-effective means to rollout high-speed data services to users. Utilizing the latest CDMA transmission standards, these areas can quickly be provided high-speed internet access and other data applications. Telecommunications service providers first began rolling out the CDMA2000 1xEV-DO standard on their networks in the last two years, and as of the date of this report less than half of telecommunications service providers using CDMA technologies have commenced implementation of the CDMA2000 1xEV-DO standard.

Our Solution

We are a provider of CDMA-based desktop phone terminals, payphone terminals, voice/data terminals and broadband modems used for high-speed data services. Our products are designed to enable telecommunication service providers to provide carrier-class, subscriber-based voice and data solutions to developing countries where large segments of the populations do not have basic telephone service. We believe that our solution provides the following benefits to our customers:

•	High-quality products at affordable prices. We offer telecommunications service providers high-quality, reliable products at low prices. Our products are designed and engineered around a single platform that uses a common set of components to help maintain low cost.

•	Reliable delivery of products with short lead-times. We have designed our products and structured our third-party manufacturing relationship to enable us to fulfill high-volume orders with short lead times. Our third party manufacturer has implemented comprehensive quality assurance procedures that are designed to ensure that our products are manufactured and shipped with minimal defects.

•	Ease of deployment, installation and use. Our products are frequently tested for interoperability with the systems of most major CDMA-based wireless infrastructure providers, such as Ericsson, Lucent, Motorola and Nortel. In addition, we have tested our products with telecommunications service providers in over 30 markets worldwide. For telecommunications service providers with existing networks in place, our products do not require any installation or rollout of additional networking infrastructure, unlike competing fixed wireless solutions that rely upon proprietary systems. We have designed our products with simple setup procedures and easy to understand user interfaces, which minimize customer support requirements of service providers.

•	Full range of voice and data products and features. Our products provide a full range of voice and data functionality, from wireless desktop phone and data terminals to our most sophisticated high-speed data modem. Our engineering expertise and product design enables us to modify our products to meet specific customer requirements. Furthermore, we can easily add enhanced features to our products, which enable service providers to drive subscription revenue.

Our Products

We offer CDMA-based desktop phone terminals, payphone terminals, voice/data terminals and broadband modems used for high-speed data services in homes, public places and businesses. Key features of our products include standard phone quality capability, high-quality liquid crystal displays, 3-way calling, call waiting, hands-free dialing, fax capabilities and 2-way text-messaging, or SMS.

Fixed Wireless Desktop Phone Terminals

Our fixed wireless desktop phone terminals are designed for voice and data usage in homes and businesses. Our phones are offered in basic and enhanced models. We offer phones that operate in each of three frequency bands: 1900 MHz, 800 MHz, and 450 MHz. The following table lists some of the features included in our basic and enhanced models.

Feature	Basic Model	Enhanced Model
Qualcomm Chipset	MSM 5010	MSM 5105
Signal Strength and Voicemail Indicator	✓	✓
3-Line LCD	✓	✓
Call Waiting	✓	✓
Call Forwarding	✓	✓
Call Transfer	✓	✓
3-Way Calling	✓	✓
Caller ID	✓	✓
SMS	✓	✓
Packet Data (up to 153.6 Kbps)		✓
Backlit Keys and Display		✓
RS-232C and USB Data Ports		✓
Speakerphone		✓
Circuit Data (up to 14.4 Kbps)		✓
Personal Computer Fax		✓

Fixed Wireless Payphone Terminals

We have two fixed wireless payphone terminals that enable telecommunications service providers to offer telephone service for public locations that are not serviced by landline networks. Our attended payphone couples proprietary metering technology with our fixed wireless desktop phones terminals, which displays in real-time the calling units used by the caller. Our unattended payphone converts a landline coin- or card-operated payphone into a wireless payphone by embedding our fixed wireless terminal into the payphone itself.

Fixed Wireless Voice/Data Terminals

Our fixed wireless terminal offers an affordable voice and high-speed data alternative to dial-up modems for areas not covered by a landline network. Users can plug their computers into the terminal for Internet access at data rates up to 153.6 Kbps. In addition, users can plug any telephone into the terminal for voice service and any analog facsimile machine into the terminal for receiving and sending facsimiles.

Fixed Wireless Broadband Modems

Our fixed wireless broadband modem is our next generation data-only terminal. Based on Qualcomm’s MSM 6500 chipset and the CDMA2000 1xEV-DO standard, the modem can support data rates up to 2.4 Mbps. It has been designed as a plug-and-play solution, with a convenient network connection and USB connection module embedded in the modem, which enables many users in developing countries that have multi-user, networked environments to connect to the Internet. A convenient network connection is desirable as it does not require the installation of any drivers and can support routed networks with ease. The modem can support single-user connections as well as local area networks providing high-speed Internet access to both small businesses and residential users.

Our Strategy

Our objective is to be the leading provider of CDMA-based fixed wireless voice and data products in our target markets. Key elements of our strategy include:

•	Increasing market share with existing customers. We believe telecommunications service providers will increasingly adopt fixed wireless as a cost-effective, easily-deployed voice and data solution in developing regions. We intend to continue to expand our relationships with our existing customers, by promoting the broad rollout of our existing products and our next generation products, including our next generation fixed wireless broadband modem utilizing CDMA2000 1xEV-DO.

•	Acquiring new customers. We intend to establish relationships with other telecommunications service providers throughout the world in order to expand our sales. We are currently targeting international and domestic service providers throughout the world that we believe are potential customers.

•	Continuing to aggressively manage the costs of developing and manufacturing our products. We intend to achieve and maintain pricing advantages over our competitors. As we increase our production volume, we intend to continue to reduce our costs through volume purchase discounts. In addition, our platform design allows us to engineer our products with manufacturing efficiencies, such as reduced component counts and design for ease in assembly, which lead to cost reductions. We are also currently seeking manufacturing partners in regions where labor costs are low, such as China and India. We believe these initiatives will provide us with significant advantage over our competitors and create barriers to entry for new competitors.

•	Continuing to develop innovative products. We intend to continue to leverage our research and development expertise to develop customizable next generation product solutions that will integrate advanced wireless technologies, voice-over-Internet protocol, or VoIP, and other carrier-grade standards. Recently, we launched a fixed wireless broadband modem based on the CDMA2000 1xEV-DO standard. We believe that the continued introduction of new products will enable us to increase penetration with existing customers, establish relationships with new customers and increase our profit margins.

•	Establishing and expanding strategic relationships. We intend to augment our internal sales efforts by establishing strategic relationships and expanding our current relationships with wireless infrastructure providers to incorporate our products into their bids for potential contracts to build new wireless systems that include our fixed wireless terminals. We believe our emphasis on product quality, technical performance, customer responsiveness, on-time delivery and cost competitiveness will help us to maintain and develop new strategic relationships.

•	Penetrating developed markets through the rollout of data products. We intend to offer high-speed wireless data products in developed markets as a more cost-effective alternative to wired broadband solutions, such as DSL and cable modems. We recently launched our CDMA2000 1xEV-DO fixed wireless broadband modem. We are in discussions with telecommunications service providers in the United States who are deploying mobile wireless data solutions or who we believe may begin to deploy fixed wireless data solutions in 2005. In addition, we believe that in developing markets, the same customers we now provide with CDMA-based voice products are also potential purchasers of these data products. For example, in January 2005, we received our first purchase order from an affiliate of a major U.S. telecommunications provider in Venezuela for our CDMA2000 1xEV-DO based products.

Customers

We sell our products to telecommunications service providers that provide wireless voice or data services in developing markets. Our principal customers currently are Tata Teleservices Limited in India, TeleCard Limited in Pakistan, Telefonica Moviles, S.A., the wireless affiliate of Telefonica, S.A. in Latin America and an affiliate of a major telecommunications service provider in Venezuela. The following is a description of our principal customers:

•	TeleCard Limited. In November 2003, we entered into two supply agreements in the amounts of $6.8 million and $10.8 million with TeleCard, pursuant to which TeleCard may order products from us. TeleCard provides prepaid wireless phone services to more than 45 cities in Pakistan. There are no material minimum purchase obligations under this agreement. TeleCard is the leading private sector telecommunications service provider in Pakistan with coverage reaching 85 million people.

•	Telefonica Moviles, S.A. In March 2004, we executed a one-year supply agreement with BellSouth International, Inc., under which its affiliates in Argentina, Chile, Colombia, Ecuador, Guatemala, Nicaragua, Panama, Peru, Uruguay and Venezuela could purchase a custom-configured version of our basic fixed wireless phone. In January 2005, BellSouth completed the sale of its ownership interests in ten wireless telecommunications service providers in Latin American to Telefonica Moviles, S.A. In connection with these sales, our contract was assigned to Telefonica Moviles, S.A. Telefonica is the world’s leading communications service provider in Spanish and Portuguese-speaking markets, with a potential market of more than 99 million customers.

•	Tata Teleservices Limited. We entered into a Product Purchase Agreement effective June 2004 with Tata Teleservices Limited and Tata Teleservices (Maharashtra) Limited, pursuant to which we received a $45.2 million purchase order in July 2004 to supply custom-configured models of our fixed wireless phones. These shipments for Tata were completed in the fourth quarter of 2004. Pursuant to this agreement, we received an additional purchase order for delivery through April 2005 with options for additional purchase orders during the remainder of 2005. However, prior to delivery of these products, the purchase order is subject to cancellation by Tata. Tata is the leading telecommunications service provider in India with over 2 million customers.

•	Venezuelan Affiliate. In August 2004, we received initial purchase orders from an affiliate of a major U.S. telecommunications service provider to purchase our fixed wireless phone. In January 2005, we received additional purchase orders from this provider for our CDMA2000 1x EV-DO based products. This customer is the leading Venezuelan telecommunications service provider with approximately 2.9 million access lines in service, 2.8 million cellular subscribers and 282,000 Internet subscribers.

We believe that there are over 80 CDMA-based telecommunications service providers in over 35 countries that have deployed or plan to deploy within the next 12 months a fixed wireless strategy. We intend to market our products to these telecommunications service providers, although to date we have only established customer relationships with a few of these entities.

In general, we sell our products on a negotiated fixed price-per-unit purchase order basis. To minimize our collection risk, we typically have our customers provide us with cash in advance or a letter of credit confirmed by a major international bank.

Sales and Marketing

We manage and conduct our own sales directly to telecommunications service providers worldwide. Our sales and marketing team consists of eight individuals who are located in our offices in San Diego, Miami, China and South Korea. We intend to expand our presence in Africa, Eastern Europe and the Middle East through the hiring of local sales representatives or agents. In general, we may rely on outside consultants to provide logistics services in the markets that we serve.

We have established and seek to establish strategic relationships with telecommunications infrastructure providers in order to promote our products. Our products are regularly included in bids by such service providers, which provides greater exposure for our products and brand. We also intend to enter into cooperative marketing relationships to facilitate market penetration.

Manufacturing

At present, we rely exclusively on WNC to manufacture our products. WNC provides us with services, including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery services. WNC generally holds all raw materials, work-in-process and finished good inventory for our products. We believe outsourcing through WNC provides us with flexibility and allows us to:

•	focus on research and development, design, sales and marketing;

•	realize economies of scale;

•	access high-quality manufacturing resources and personnel;

•	scale production rapidly; and

•	reduce capital equipment costs and equipment obsolescence risk.

We commenced large-scale product manufacturing with WNC at the beginning of 2004. Our manufacturing arrangement with WNC is designed to allow us to fulfill high-volume orders with short lead-times. We manage our relationship with WNC to focus on improvements in design-for-manufacturing, test procedures, quality, cost optimization and production scheduling.

We intend to enter into manufacturing relationships with other manufacturing partners in low labor cost regions, such as China and India. We believe this would allow us to increase our manufacturing capacity and lower our unit costs.

Research and Development

We focus on developing innovative CDMA-based fixed wireless high-speed solutions to address opportunities presented by next generation wireless networks. As of December 31, 2004, we had 39 engineers, 31 of which are located in our South Korean research and development center and eight of which are based in our San Diego facility. Our engineers are categorized into the following groups: hardware, mechanical, software, platform, production and quality. For the fiscal year ended December 31, 2003, our research and development expenses were $2.3 million. For the fiscal year ended December 31, 2004, our research and development expenses were $4.2 million.

Intellectual Property

We protect our intellectual property through a combination of trademarks, trade secrets, licenses, non-disclosure agreements and contractual provisions. Generally, we enter into non-disclosure and confidentiality agreements with our employees, consultants and third parties that have access to our proprietary technology.

We have entered into a license agreement with Qualcomm, one of our significant stockholders, under which we were granted a worldwide nonexclusive license to Qualcomm’s CDMA technology to make, sell and lease fixed wireless terminal CDMA-based products. The license agreement may be terminated by Qualcomm upon an uncured material breach of the license agreement by us. We have also entered into various software agreements with Qualcomm to license its software to use with our products that incorporate Qualcomm’s CDMA technology. These agreements are effective as long as the license agreement is effective. We intend to purchase additional software from Qualcomm that would be required for our newly proposed products.

We cannot be certain that any patent application we may file will result in the issuance of a patent. From time to time, we may encounter disputes over rights and obligations concerning intellectual property. We do not believe these patents, if issued, will enhance our competitive position.

While we believe that our product and service offerings do not infringe the intellectual property rights of any third party, we cannot assure you that we will prevail in any intellectual property dispute.

Competition

The market for fixed wireless products is highly competitive and we expect competition to increase. We primarily compete against established companies such as LG Electronics, Inc., Huawei Technologies Co., Ltd., ZTE Corporation, Westech Korea, Inc. and Telular Corporation. In addition, there is always potential for new competition to enter our target markets.

We believe that we compete principally on the basis of functionality, reliability, quality, price and ease of deployment, installation and use. We believe that we compete favorably with our competitors based on these factors. Some of our competitors offer bundled end-to-end packages, which may be more appealing to potential customers seeking to use a single supplier of phones and infrastructure.

Many of our current and future competitors, and all of the competitors named above, may have significantly greater financial, technical and marketing resources as well as greater purchasing power than we do. These greater resources may allow these competitors to obtain better manufacturing prices and efficiencies than we have. Although we believe we have both a technological advantage and a superior business model over many of our existing competitors, maintaining this advantage will require substantial investments by us to continue to develop innovative products and reduce the costs of our products. However, we cannot guarantee that we will be able to compete successfully against current and future competitors.

Employees

As of December 31, 2004, we had a total of 78 full-time employees. Of the 78 employees, 30 are located in the United States, 47 are located in South Korea, and one is located in China. In the United States, eight are involved in product development, five are involved in operations, five are involved in sales and marketing, and 12 are involved in finance and administration, including our executive team. In South Korea, 31 of our employees are involved in product design and development of software and hardware, seven are involved in operations, seven are involved in administration, and two are involved in sales and marketing. In China, our one employee is involved in sales and marketing. We intend to hire additional employees as needed at each of our facilities. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are good.

Governmental Regulation

Our products are incorporated into commercial wireless communications systems that are subject to regulation domestically by the Federal Communications Commission and internationally by other government agencies. Although the equipment operators are usually responsible for compliance with these regulations, regulatory changes, including changes in the allocation of available frequency spectrum, could negatively affect our business by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition. In addition, the increasing demand for wireless telecommunications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

RISK FACTORS

You should consider carefully the risks described below, together with all of the other information in this report, before making a decision to invest in our common stock. If any of the following risks actually occur, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline and you may lose all or part of your investment in our common stock.

Risks Related to Our Business

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

For the year ended December 31, 2004, two of our seven customers and their affiliates accounted for approximately 86% of our revenues, of which one customer comprised approximately 71% and the other customer’s comprised approximately 15%. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

If we cannot eliminate our operating losses, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We have incurred significant operating losses since we changed our business model. For the year ended December 31, 2004, we incurred a net loss of $8.3 million. At December 31, 2004, we had an accumulated deficit of $11.8 million. Eliminating these losses and achieving profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving or maintaining profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in eliminating our losses and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We depend in substantial part on the adoption and acceptance of fixed wireless telecommunications in developing countries and regions to create demand for our products.

Our target customers are large telecommunications service providers who are developing wireless services in developing countries and regions where demand for basic telephone service has grown substantially in recent years and where the cost of building a wireless telecommunications infrastructure is preferable to a traditional wireline infrastructure. We sell our products to these service providers, who in turn resell our products to their customers, the end users, to use over the services providers’ telecommunications networks. The economies in many of these countries are fragile and are subject to significant change based on world events. This results in unpredictable demand for our products. If demand for wireless infrastructure in these countries does not continue to increase, if the service providers elect to develop traditional landline infrastructure instead of fixed wireless infrastructure in these countries or if the service providers are unable to finance network expansion and fixed wireless products, demand for our products will not develop. Even if these service providers elect to develop fixed wireless infrastructure, demand for our products will not develop if the service providers are unable to sell their services and our products to the end users at affordable prices. In some instances, service providers purchase our products from us and resell the products to their end users at reduced prices in order to establish a service relationship with those users. If telecommunications service providers do not continue to subsidize the purchase of our products, our revenues may decline if end users cannot afford our products on their own.

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

We believe that our operating results may fluctuate substantially from quarter-to-quarter and year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this “Risk Factors” section:

•	changes in our pricing policies or those of our competitors;

•	the introduction of new products or product enhancements by us or our competitors;

•	changes in the terms of our arrangements with customers or suppliers;

•	our current reliance on large-volume orders from only a few customers;

•	variability between customer and product mix;

•	ability of our customers to accurately forecast demand for our products by their end users;

•	general economic conditions in developing countries which are in our target markets;

•	the timing of final product approvals from any major customer;

•	delays or failures to fulfill orders for our products on a timely basis;

•	the ability of our customers to obtain letters of credit that are satisfactory to us and our ability to confirm them in a timely manner;

•	our inability to forecast our manufacturing needs;

•	delays in the introduction of new or enhanced products by us or market acceptance of these products;

•	change in the financial position of our manufacturer;

•	the availability and cost of raw materials and components for our products;

•	limited use of our net operating loss carryforwards;

•	an increase in product warranty returns or in our allowance for doubtful accounts; and

•	operational disruptions, such as transportation delays or failures of our order processing system.

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

Although we have historically generated substantially all of our revenues from sales of our voice and data desktop terminals, our future growth strategy is predicated on deriving a substantial and increasing portion of our revenues from sales of our broadband data products. Our existing broadband data products are based, and we anticipate that our future broadband data products will be based, on the CDMA2000 1xEV-DO standard, which is third generation, or 3G, CDMA technology used for high-speed data and voice communications. To date, there are only a limited number of telecommunications service providers whose networks are compatible with our CDMA2000 1xEV-DO broadband modem. Although we believe this standard will eventually be adopted by the majority of telecommunications service providers currently using CDMA technology, implementing the standard is expensive for service providers, and there can be no assurance that they will adopt the standard or if they do, how rapidly and widely the standard will be implemented. If the CDMA2000 1xEV-DO standard is not widely implemented, the market for our broadband data products will be limited, and we will not be able to execute our growth strategy unless we change our products to operate on a competing standard which is more widely deployed. Changing our products would require significant investment and place us at a distinct disadvantage in getting our products to market in a competitive manner.

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

We currently rely on WNC, which is located in Taiwan, to manufacture all of our products. We expect to continue to rely primarily on a limited number of third-party manufacturers to produce our products. Our reliance on others for our manufacturing exposes us to a number of risks which are outside our control, including:

•	unexpected increases in manufacturing costs;

•	interruptions in shipments if a third-party manufacturer is unable to complete production in a timely manner;

•	interruptions in shipments for an extended period of time due to acts of God, war, terrorism, earthquakes, tsunamis, typhoons, damaging winds or floods or a recurrence of sudden acute respiratory syndrome or similar widespread pandemic;

•	interruptions in manufacturing and shipments for an extended period of time due to shortages of electricity or water;

•	inability to control quality of finished products;

•	inability to control delivery schedules;

•	inability to control production levels and to meet minimum volume commitments to our customers;

•	inability to control manufacturing yield;

•	inability to maintain adequate manufacturing capacity;

•	inability to secure adequate volumes of components in a timely fashion or at expected prices;

•	unwillingness of our current or future manufacturing suppliers to provide sufficient credit to support our sales;

•	manufacturing delays due to lack of financing, availability of parts, labor stoppages, disruptions or political instability in the region; and

•	scarcity of shipping containers.

In addition, we currently purchase all of our products from WNC on a purchase order basis. WNC is not obligated to accept any purchase order we submit and therefore may elect not to supply products to us on the terms we request, including terms related to specific quantities, pricing or timing of deliveries. If WNC were to refuse to fulfill our purchase orders on terms that we request or on terms that would enable us to recover our expenses and make a profit, we may lose sales or experience reduced margins, either of which would adversely affect our results of operation. Further, if WNC were to cease manufacturing our products on acceptable terms, we might not be able to identify and secure the services of a new third-party manufacturer in a timely manner or on commercially reasonable terms.

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

If we do not obtain letters of credit we may need to maintain greater working capital in the future, which may harm our ability to accept high-volume purchase orders and may create difficulties in the collection of our accounts receivable.

We have arrangements with two of our seven customers pursuant to which we accept customer orders based on letters of credit that our customers place with us. This generally enables us to maintain a low level of working capital because we are able to quickly collect payment for the products that we deliver and pay our third-party vendors. If there are any discrepancies with the documents presented by the manufacturers, the freight forwarder or us, it may cause the letters of credit to be invalid or payment to be delayed. If a letter of credit is issued late or we experience problems collecting on letters of credit, shipments will be delayed, which may cause us to miss our quarterly financial projections. If we are unable to continue to obtain letters of credit from our customers, we may be required to maintain a greater level of working capital or borrow money in order to pay our manufacturer and third-party vendors or offer open terms to customers and obtain assurance of payment via other financial methods such as credit insurance. We had to borrow money in August 2004 to pay our operating expenses until delays in collecting on letters of credit were resolved, and we may be required to do so in the future. It is possible that current or future customers may not be able to or may be unwilling to establish letters of credit acceptable to us, which could result in a need for us to have greater working capital in order to fulfill such customers’ orders. In such an event, we would be subject to greater collections risks and might be precluded from accepting large orders from these customers because of limitations on our working capital. Any inability to accept orders could harm our ability to meet our projections and reduce our revenues. In addition, if we are unable to collect on our customer accounts, we may be required to recognize bad debt expense, which would harm our results of operations.

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

All of our products are based on proprietary CDMA technology that we license from Qualcomm. Our non-exclusive license from Qualcomm does not have a specified term and may be terminated by us or by Qualcomm for cause or upon the occurrence of specified events. If we were to lose access to this licensed technology, we would be forced to acquire rights to, or otherwise develop, other non-infringing technology, which would likely require us to adopt a wireless protocol other than CDMA, such as GSM. We might be unsuccessful in acquiring rights to, or otherwise developing, this technology, and even if we are successful, the costs of acquiring or developing this technology and adapting our products to incorporate such technology might be so great that it would preclude us from being able to sell our products at competitive prices in the market.

We also depend upon Qualcomm to provide the chipsets critical for the manufacture of our products. We purchase these chipsets from Qualcomm on a purchase order basis, and we cannot be certain that we will receive chipsets from Qualcomm on terms, including pricing, quality and timing, that allow us to deliver our products to our customers on a timely basis, or at all. From time to time we may experience delays in receiving chipsets from Qualcomm because of increased demand in the market for these chipsets. Further, as Qualcomm modifies its chipsets, we must ensure that our products and the networks upon which our products function are compatible with the modified chipsets in accordance with the requirements of our customers.

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

If Qualcomm does not enforce its intellectual property rights, our competitors who do not pay license fees and royalties to Qualcomm will be able to produce CDMA-based products at a lower cost than us.

Qualcomm may not protect its license and royalty structure in the fixed wireless communications market. Due to the size of the fixed wireless communications market and the number of small companies in overseas locations such as South Korea and China, Qualcomm may decide that it is unable or unwilling to protect its license and royalty structure in the fixed wireless marketplace. If Qualcomm does not strictly enforce its intellectual property rights under its patent portfolio, our competitors who do not pay license fees and royalties to Qualcomm will be able to produce product at a lower cost, which may adversely affect our competitive position in the marketplace.

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

Until late 2003, our business was focused on contract research and development, and we engaged in only limited manufacturing and product sales on behalf of third parties. As a result, we do not have extensive experience with the length of the sales cycle for our products. Our sales cycle depends on the length of time required for adoption of new technologies in our target markets. In addition, the period between our initial contact with a potential customer and its decision to purchase our products is relatively long. The evaluation, testing, acceptance, proposal, contract negotiation, funding and implementation process can extend over many months. Based on our limited operating history, it generally takes us between three and six months to complete a sale to a customer; however, it is possible that the sales cycle may be substantially longer. As a result, we may not be successful in forecasting with certainty the sales that we will make in a given period.

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

The markets for fixed wireless products are highly competitive, and we expect competition to increase. Many of our competitors, including LG Electronics Inc., Huawei Technologies Co., Ltd., ZTE Corporation, Westech Korea, Inc. and Telular Corporation, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to:

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

We currently partner with large wireless infrastructure providers who could decide to compete with us in the future. In addition, other companies that are not current competitors may enter our field rapidly, either by developing products on their own or by partnering with our competitors that already have products in existence. If we are not successful in continuing to win competitive bids, in enhancing our products and customer relationships and in managing our cost structure so that we can provide competitive prices, we may experience reduced sales and our market share may decline.

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

We may have difficulty managing further growth that we might experience.

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

To date, we have sold our products to our seven customers through our direct sales force with significant involvement from senior management and, when desirable or required by the laws of a particular jurisdiction or a prospective customer, through local agents and a network of other third parties, such as resellers, distributors and manufacturers of complementary technologies. We rely on these agents and third parties to assist us in providing customer contacts and marketing our products directly to our potential customers. When working with agents, we may enter into exclusive arrangements that preclude us from using another agent in a particular jurisdiction, which could harm our ability to develop new customer relationships. Certain agents and other third parties are not obligated to continue selling our products, and they may terminate their arrangements with us at any time. Our ability to increase our revenues in the future will depend in large part on our success in developing and maintaining relationships with these agents and other third parties. Any failure to develop or maintain our relationships with these third parties and any failure of these third parties to effectively market our products could harm our business, financial condition and results of operations.

We depend upon the fixed wireless telecommunications industry, and any downturns in the industry may reduce our sales.

All of our sales are derived from the fixed wireless telecommunications industry, and a substantial portion of our sales are derived from customers in developing countries. In general, the global wireless telecommunications industry, particularly in developing countries, is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the wireless telecommunications market or discontinuation of products or modifications developed in connection with standards or next generation products could reduce our sales.

Some of our current and former employees and consultants who previously received shares of our common stock or options to purchase shares of our common stock may have the right to require us to reacquire their shares or options.

From February 2003 to May 2004, we issued shares of our common stock and options to purchase shares of our common stock to approximately 34 of our current and former employees and consultants as compensation for their services to us. Because our principal executive offices are located in California, the issuances of these securities were required to be qualified in accordance with California securities laws, unless an exemption from the qualification requirement was available. The issuances of our shares and options during the period from February 2003 to May 2004 were not qualified under California law and an exemption from the qualification requirement may not have been available. Under California law, the individuals who received shares or options as compensation for their services during this period may have the right to require us to reacquire their shares or options for an aggregate repurchase price of approximately $800,000, which includes statutory interest from the date of issuance. In November 2004, some of our employees executed releases by which they released any liability we might have to them for issuances of our securities as compensation for their services. Our potential repurchase obligation to those employees and consultants who have not executed releases is approximately $400,000. These amounts are merely estimates, and it is possible that our potential liability could be higher. We are not aware of any claims against us at this time, but individuals who received securities as compensation for their services may have up to two years to initiate legal proceedings against us. In addition, if it is determined that we offered securities in violation of California law, California regulators could impose monetary fines or other sanctions against us.

Our products are complex and may contain errors or defects, which may cause us to incur significant unexpected expenses and lose sales.

Our products are complex and must meet stringent customer and end user requirements. Although our products are examined and tested prior to release, these tests cannot uncover all problems that may occur once our products are widely deployed to end users. We have only recently begun to sell our products, and in many cases, our products have not been installed with the end user. As a result, we remain uncertain as to the long-term performance attributes of our products and whether they will develop errors in the future. If errors are discovered and we are unable to promptly correct those errors, we could experience the following, any of which would harm our business:

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

These international risks make our ability to meet the demand for wireless products unpredictable. In addition, because all of our sales are denominated in U.S. dollars, changes in foreign currency exchange rates affect the market price for our products in countries in which they are sold. If the currency of a particular country weakens against the U.S. dollar, the cost of our products in that country may increase to the service provider and end user, which may result in the service provider or end user choosing to purchase the products of one of our competitors instead of our products.

If we are unable to retain our key personnel necessary to operate our business, our ability to develop and market our products successfully could be harmed.

We depend substantially on our current executive officers and management, including Mike H.P. Kwon, our Chief Executive Officer, and David Morash, our President, Chief Operating Officer and Acting Chief Financial Officer. We maintain a “key man” life insurance policy in the amount of $5 million for each of Mike H.P. Kwon and David Morash. However, this amount may not adequately compensate us in the event we lose their services. The loss of any key employee or the inability to attract or retain qualified personnel, including engineering, finance, accounting, sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage the market’s perception of us. Our success also may depend on our ability to identify, attract and retain additional qualified management, engineering and sales and marketing personnel. In particular, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications. Competition for qualified engineers is intense, especially in San Diego, California, where our headquarters are located, and in Seoul, South Korea, where our research and development center is located. If we lose the services of a significant number of our engineers and cannot hire and integrate additional engineers, our ability to develop our products and implement our business strategy could be harmed.

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

A third party has notified us of its intention to assert a claim for indemnification under a prior agreement we had with that party. Under the agreement, we may continue to be required to obtain a license to certain patented technologies at our expense and for the benefit of the third party. If the third party is sued for patent infringement, we may be required to defend the third party at our expense. In either case, we may incur costs that may impair our financial forecasts and competitive position.

We have also been asked to obtain a license from a third party in connection with that party’s portfolio of patents directed to wireless data communication technologies. If we fail to purchase this license, we may be sued for patent infringement. If we cannot negotiate favorable terms for the license our financial position may be harmed.

Failure to adequately protect our trademark rights could cause us to lose market share and cause our sales to decline.

We sell our products under our brand name, Axesstel. We use our brand name to compete in the fixed wireless telecommunications market. We have expended significant resources promoting our brand name and we have applied for a registered trademark in the United States for our brand name. However, registration of our brand name trademark could be denied, and if granted, such registration will not necessarily deter or prevent unauthorized use by others. If other companies, including our competitors, use our brand name, consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with our brand name. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

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

Changes in stock option accounting rules may adversely affect our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our efforts in recruiting additional employees in the employee marketplace.

Technology companies in general, and our company in particular, have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. Currently, we do not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has recently adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning with the first quarter of the year ending December 31, 2006. The change in accounting rules will lead to a decrease in reported earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

In addition, these significant deficiencies contributed to a determination by our Audit Committee, in consultation with our independent auditors and our executive officers, to restate our financial statements from January 1, 2000 to June 30, 2004. This restatement included material changes to our consolidated balance sheets, consolidated statements of operations, stockholders’ equity and cash flows for the financial statements mentioned above. In the past, stockholders of other companies that have restated their financial statements sometimes have brought securities class action litigation against those companies. If we are required to defend ourselves against one or more lawsuits brought by our stockholders, whether or not they have any merit, we are likely to incur substantial expense and management’s attention will be diverted from operations. We believe that we have addressed the matters identified by our registered public accounting firm, but similar problems, or other deficiencies in our internal controls over financial reporting, could arise in the future.

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

In March 2004 and August 2004, we completed the sale and issuance to Laurus Master Fund, Ltd. of a $3.0 million convertible term note and a $1.0 million convertible term note, respectively. As of December 31, 2004, $2.8 million was outstanding under the March note and $980,000 was outstanding under the August note. Both notes are collateralized by a general security interest in our assets pursuant to the terms of the security agreements executed by us in connection with the sale and issuance of the notes. If we were to default under the terms and conditions of the notes or the security agreements, Laurus would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. Also, our agreements with Laurus preclude us from incurring additional debt without the permission of Laurus.

As of February 2, 2005, our Chief Executive Officer beneficially owns 31.5% of our outstanding common stock and ComVentures beneficially owns 16.5% of our outstanding common stock, and each will be able to exert substantial influence over us and our major corporate decisions.

As of February 2, 2005, our Chief Executive Officer, Mike Kwon, beneficially owns 31.5% of our outstanding common stock and ComVentures beneficially owns 16.5% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon and ComVentures each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval. Presently, neither our articles of incorporation nor our bylaws prevent our stockholders from taking action by written consent; therefore, stockholders holding more than 50% of our outstanding voting power can take action without a stockholder meeting. Examples of corporate actions that we may seek to take that would require stockholder approval include:

•	an amendment to our articles of incorporation;

•	a sale of all or substantially all of our assets;

•	a merger or reorganization transaction; and

•	an issuance of shares of our common stock in an offering other than a public offering at a price of less than fair market value if the number of shares being sold exceed 20% of our then outstanding common stock.

The lack of a requirement for a stockholder meeting prior to taking such action means that our minority stockholders may be unable to articulate objections to the actions sought to be taken by stockholders participating in the action by written consent. In addition, our board of directors may be unable to provide a recommendation to the stockholders as to how they should vote on any such matter. This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. In addition, Mr. Kwon’s employment agreement entitles him to be included on the recommended slate of directors nominated for election at our annual stockholder meetings so long as Mr. Kwon remains our Chief Executive Officer.

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

In addition, provisions of the Nevada Revised Statutes provide that a person acquiring a controlling interest in an issuing corporation, and those acting in association with such person, obtain only such voting rights in the control shares as are conferred by stockholders (excluding such acquiring and associated persons) holding a majority of the voting power of the issuing corporation. For purposes of these provisions, “issuing corporation” means a corporation organized in Nevada which has 200 or more stockholders of record, at least 100 of whom have addresses in Nevada on the corporation’s stock ledger, and does business in Nevada directly or through an affiliate, and “controlling interest” means the ownership of outstanding voting shares enabling the acquiring person to exercise (either directly or in association with others) one-fifth or more but less than one-third, one- third but less than a majority, or a majority or more of the voting power of the issuing corporation in the election of directors. Accordingly, the provisions could require multiple votes with respect to voting rights in share acquisitions effected in separate stages, and the effect of these provisions may be to discourage, delay or prevent a change in control of our company.

ITEM 2. DESCRIPTION OF PROPERTY.

We own no real property. Our corporate headquarters is located in San Diego, California, where we lease approximately 13,000 square feet of office space pursuant to a lease that expires in December 2009. The monthly lease payment is approximately $22,000. We have secured our lease obligations under this lease with a letter of credit. We also lease approximately 5,500 square feet in San Diego for approximately $10,000 per month pursuant to a lease that expires in November 2006. We sublease this facility for $6,000 per month. Our principal research and development facilities are located in Seoul, South Korea, where we lease approximately 17,000 square feet of office space pursuant to a two-year lease that expires in February 2005. We are currently in discussions to extend this lease. The monthly lease payment for this facility is $14,000. In October 2004, we entered into a one-year lease in Nanjing, China for $400 per month.

Each of our facilities is covered by insurance and we believe them to be suitable for their respective uses and adequate for our present needs. We believe that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any such litigation which we believe would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

No matter was submitted to stockholder vote during the fourth quarter of the 2004 fiscal year. An information statement on Schedule 14C was filed with the SEC and mailed to stockholders on November 5, 2004. The information statement informed our stockholders that on October 20, 2004 stockholders representing a majority of our outstanding common stock on the record date of September 29, 2004, approved by written consent on October 20, 2004, our 2004 Equity Incentive Plan, which we refer to as our 2004 Equity Plan. Stockholders representing 51.3% of our common stock on the record date executed the written consent. The 2004 Equity Plan was approved by our board of directors on September 29, 2004. In accordance with Rule 14c-2(b) of the Exchange Act, stockholder approval of our 2004 Equity Plan became effective on November 25, 2004, 20 calendar days after the date the information statement was first mailed to our stockholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since May 20, 2004, our common stock has been listed on the American Stock Exchange under the symbol “AFT.” Prior to May 20, 2004, our common stock was quoted on the OTC Bulletin Board under the symbol “AXES.” The following table sets forth, for our common stock for the periods indicated, the high and low sales prices as reported by the American Stock Exchange for the period from May 20, 2004 to December 31, 2004 and the high and low bid prices as quoted on the OTC Bulletin Board from January 1, 2003 to May 20, 2004.

	High	Low
Year Ended December 31, 2003
First Quarter	$3.50	$1.20
Second Quarter	4.65	1.10
Third Quarter	4.52	2.00
Fourth Quarter	3.25	1.55
Year Ended December 31, 2004
First Quarter	$3.05	$1.75
Second Quarter	5.95	3.00
Third Quarter	5.00	2.10
Fourth Quarter	4.50	2.99

On February 2, 2005, the shareholders’ list for the Company’s common shares showed approximately 322 registered shareholders and 12,318,176 shares issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant. Under the terms of our agreements with Laurus Master Fund, Ltd., we are required to obtain the prior written consent of Laurus prior to paying any dividends.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included in Part II, Item 7 of this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management’s expectations. See “Special Note Regarding Forward-Looking Statements” above.

Overview

We design, develop and market fixed wireless voice and data products for the worldwide telecommunications market. Our product line includes fixed wireless desktop phone terminals, payphone terminals, voice/data terminals and broadband modems used for high-speed data services. Our products are based on the Code Division Multiple Access, or CDMA, technology developed by Qualcomm. Our products have similar functionality to phones and modems that use the traditional landline telecommunications network; however, they are wireless desktop devices and can be substituted for wired phones and modems.

We currently sell our products to telecommunications service providers in developing countries where large segments of the population do not have telephone service and demand for telephone services has grown substantially in recent years. At present, our principal customers are Tata Teleservices Limited in India, TeleCard Limited in Pakistan, Telefonica Moviles, S.A. in Latin America and an affiliate of a major U.S. telecommunications service provider in Venezuela. We believe there are over 80 CDMA-based telecommunications service providers in over 35 countries that have deployed or plan to deploy fixed wireless solutions.

To date, the products we have sold have been used primarily for their voice capabilities; however, in the future we believe an increasing portion of our sales and growth will be generated from sales of broadband data products, like our broadband modem which is based on the CDMA2000 1xEV-DO standard, a newer version of the CDMA standard used for high-speed data communications. Telecommunications service providers began rolling out the CDMA2000 1xEV-DO standard on their networks in the last two years, and as of the date of this report, we believe less than half of telecommunications service providers using CDMA technologies have commenced testing and implementation of the CDMA2000 1xEV-DO standard.

History

We were founded in July 2000 as Axesstel, Inc., a California corporation, which we refer to as Axesstel California. In August 2002, we were acquired by Miracom Industries, Inc., a Nevada corporation, the stock of which was quoted on the OTC Bulletin Board. Immediately following the closing of the transaction, Miracom changed its name to Axesstel, Inc. and adopted our business plan as its exclusive business. In late 2002 and 2003, we began performing original design manufacturing and product engineering and development for major international telecommunications companies. In December 2002, we acquired Entatel, Ltd., a South Korean company, in order to meet the engineering requirements of these projects, and changed its name to Axesstel R & D Center Co., Ltd. Our primary business in 2003 was focused on contract research and development and we engaged in only limited manufacturing and product sales on behalf of third parties. In late 2003 and early 2004, we believed that changing market factors would result in increasing demand for fixed wireless phones. In response, we refocused our business to concentrate exclusively on developing, manufacturing and selling our own branded and co-branded CDMA-based fixed wireless products.

In the first quarter of 2004, we commenced large scale product manufacturing with our Taiwan-based manufacturing partner, Wistron NeWeb Corporation, or WNC. We work with WNC in sourcing components for our products in an effort to reduce costs, ensure the quality of the components we purchase and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders. We believe WNC provides flexibility and scalability to our manufacturing operations.

Revenues

Our portfolio consists of fixed wireless products in four categories: desktop phone terminals, payphone terminals, voice/data terminals and broadband modems. We currently are shipping fixed wireless phones and fixed wireless payphones. We received an initial order for our fixed wireless CDMA2000 1xEV-DO modems and began product shipments under this order in the first quarter of 2005. We expect fixed wireless phone terminals will continue to represent a major portion of our revenues for the foreseeable future. However, we believe that an increasing portion of our anticipated growth will come from sales of our next generation data products, such as our fixed wireless broadband modem, into developing and industrialized countries as demand grows for broadband data services.

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the year ended December 31, 2004, approximately 86% of our revenues have been derived from two customers, one customer 71% and the other customer 15%. All of our sales are based on purchase orders or other short-term arrangements. We negotiate the pricing of our products based on the quantity and the length of the time for which deliveries are to be made. For orders involving a significant number of units, or which involve deliveries over a long period of time, we typically receive rolling forecasts or a predetermined quantity for a fixed period of time from our customers, which in turn allows us to forecast internal volume and component requirements for manufacturing. In order to minimize our collection risks, we generally have sold to our international customers on a cash basis or under letters of credit issued or confirmed by major international banks. To date, substantially all of our product sales have been to customers outside of the United States. In order to minimize foreign exchange risk, we have made all sales to date in U.S. dollars.

We supply WNC with rolling forecasts. In addition, we receive forecasts from our customers, and in turn, place orders with WNC for near-term production. Based upon our purchase orders and forecasts, WNC procures components in amounts intended to meet the near-term demand. Additionally, we provide Qualcomm with rolling forecasts for chipsets. WNC places the chipset orders and pays Qualcomm. Following receipt of our orders, WNC generally manufactures our products and delivers the finished goods to the customer’s freight forwarder in Taiwan, transferring title at that point. We generally recognize revenue upon the transfer of title to the freight forwarder. The freight forwarder and WNC supply us with the shipping documents, which we in turn present to the negotiating bank under the letter of credit for payment. Upon receipt of payment, we generally pay WNC within 30 days after delivering to the freight forwarder. We arrange for WNC to manufacture our products based on the delivery needs of our customers, and therefore we do not maintain inventory of products or components. As a result of the security offered by the letters of credit, WNC extends us credit terms which minimize our working capital requirements. If we are unable to establish letters of credit with future customers, or continue to do so with our current customers, we will need to generate greater working capital resources in order to accept large orders.

Cost of Goods Sold

Cost of goods sold consists of direct materials, manufacturing expense and royalty fees. We believe our success and growth will depend on our ability to reduce cost of goods sold. We have and continue to reduce our cost of goods sold through the following initiatives: increasing our purchasing power through increased volume; ordering standardized parts used across our product lines; looking for additional manufacturing partners in regions where labor costs are low, such as China or India; reengineering our products with new technologies and expertise to decrease the number of components; relying more on applications processing than hardware; and

improving our manufacturing processes. We are also considering outsourcing our supply chain to major distributors to competitively bid our component and hardware requirements while extending our credit terms, automating the buying process and obtaining volume rebates.

Research and Development

Research and development expenses consist primarily of salaries and related expenses for engineering personnel, facility expenses, fees for consultants and outside service providers, and depreciation of developmental test equipment. The majority of this activity is for software, mechanical and hardware product development. We expense these costs as they are incurred.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses for management, finance, legal, sales and marketing, program management and administrative personnel. Other costs include facility expenses, employee travel, fees for legal, accounting, and professional service providers, shareholder relations, and amortization and depreciation expense of intangible and fixed assets.

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

Revenue Recognition

Revenues from product sales are recognized when the risks of ownership and title pass to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin, or SAB, No. 101 “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risks of ownership and title pass when product is received by the customer’s freight forwarder. We do not have a specific sales return policy and sales returns have been immaterial historically. If and when products are returned, we normally exchange them or provide credits to the customer. The returned products in turn are shipped back to the manufacturer and we are issued a credit or exchange from the manufacturer. We have not established a sales return allowance as returns have been insignificant to date and none are anticipated.

Revenues from engineering services are recorded as milestones are reached pursuant to the terms of the contract. There have been no such revenues in 2004 and none are anticipated for the future.

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

Warranty Reserve

On certain contracts, we provide a warranty replacement unit at one percent of total units shipped. The cost related to the warranty replacement unit is included in cost of goods sold and recorded when revenue is recognized. For one contract, pursuant to the provisions of the contract, we have established a warranty reserve. In addition, a warranty reserve may be established based on historical costs incurred to repair returned products or specific contract requirements. All products are tested for quality by our manufacturer prior to shipment and, to date, we have experienced a minimal level of defective units.

Capitalized Software Costs

Software development costs for products sold, which consist primarily of firmware embedded in our products, incurred after technological feasibility is established are capitalized in accordance with Statement of Financial Accounting Standards, or SFAS, No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Amortization of these costs begins when the products are ready for sale. SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that the technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. We begin capitalizing software development costs upon attainment of both requirements. Our engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, we expense all research and development activities performed up to the commencement of the manufacturing process.

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

Deferred Tax Assets

We periodically and at least annually evaluate the realizability of the net deferred tax assets, taking into consideration prior earnings history, actual revenue and operations, projected operating results and the reversal of temporary differences. Based on a three-year financial projection prepared by us, we expect to generate a sufficient level of income to utilize the benefits of the deferred tax assets recorded. Significant management judgment is required in projecting such cash flows and in determining whether a valuation allowance is required.

When we determine in the future that it is more likely than not that we will not be able to use all our deferred tax assets, we make a valuation allowance for the portion of the deferred tax assets we are unlikely to use, which would reduce our reportable income in the period when the allowance is taken.

Furthermore, as a result of certain Internal Revenue Service regulations, our net operating loss carryforward is limited as to its annual usage. Accordingly, we have determined not to project longer than three years for expected usage of our net operating loss carryforward.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation issued to employees. Through December 31, 2004, we have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. We plan to continue using the intrinsic value based method and providing disclosure for the pro forma effect of using the fair value based method to account for our stock-based compensation through December 31, 2005.

As a result of the recent adoption by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R), we will be required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R). Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement. See “Recent Accounting Pronouncements” elsewhere in this report.

Results of Operations

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2004

The following table sets forth, as a percentage of total revenues, our consolidated statements of operations data for the years ended December 31, 2003 and 2004.

	Results as Percentage of Revenues for the Year Ended December 31,
	2003	2004
Revenues:
Product sales	37.2%	100.0%
Engineering development service	62.8	0.0

Total revenues	100.0	100.0

Cost of goods sold:
Product sales	35.2	89.3
Engineering development service	29.4	0.0

Total cost of goods sold	64.6	89.3

Gross profit:
Product sales	2.0	10.7
Engineering development service	33.4	0.0

Total gross profit	35.4	10.7

Operating expenses:
Research and development	19.8	6.8
Selling, general and administrative	48.0	13.4
Litigation settlement	0.0	2.8

Total operating expenses	67.8	23.0

Operating loss	(32.4)	(12.3)
Other expense	(1.2)	(1.4)

Loss before income taxes	(33.6)	(13.7)

Benefit for income taxes	(11.0)	(0.5)

Net loss	(22.6)%	(13.2)%

General.

As discussed above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” our business focus changed at the end of 2003. We therefore believe that comparison of our results of operations for the years ended December 31, 2003 and December 31, 2004 should not be relied on as an indication of future performance. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors” section of this report.

Revenues.

For the year ended December 31, 2004, revenues were $62.6 million compared to $11.5 million for the year ended December 31, 2003, representing a 442% increase. Our revenues for the year ended December 31, 2004 consisted entirely of product sales, compared to $4.3 million of product sales during the year ended December 31, 2003. For the year ended December 31, 2003, $7.3 million of revenues were derived from engineering development services. We did not recognize any engineering development service revenue in 2004, and we do not anticipate recognizing any engineering development service revenues in 2005. Revenues increased substantially during 2004, from $429,000 in the first quarter to $28.2 million in the fourth quarter. These revenues were principally derived from two customers and two products. We are expecting to introduce two new products during the first quarter of 2005 and expand our customer base among new customers and new regions. In 2004, two customers totaled 86% of our revenues, of which one customer comprised 71% and the other customer comprised 15%. As we grow, we will become less dependent on these customers. We continue to expect that most of our sales will be to foreign customers or for products to be used in foreign countries.

Cost of Goods Sold.

For the year ended December 31, 2004, cost of goods sold was $55.8 million compared to $7.5 million for the year ended December 31, 2003, an increase of 649%. Our cost of goods sold during the year ended December 31, 2004 consisted entirely of payments to third parties of cost for the manufacture of our products, whereas during the year ended December 31, 2003, we recorded $4.1 million to third parties for the manufacture of our products and $3.4 million for engineering expenses associated with our engineering development service revenue. The increase in product-related expense reflects our decision to shift our business exclusively to the design, manufacture and marketing of fixed wireless products. During 2004, most of our products were manufactured by one vendor. We are looking to reduce manufacturing costs on a unit basis. Our principal vendor should be able to decrease his costs to us as our purchase volume to him increases. More cost savings are expected to occur as we utilize additional manufacturing vendors and other vendors which are located to produce specific hardware and other components used in the manufacturing process at a lower cost.

Gross Profit.

For the year ended December 31, 2004, gross profit as a percentage of revenues was 11% compared to 35% for the year ended December 31, 2003. The majority of this decrease is due to the replacement of revenues from engineering development services, which carried low material content and high margins, with revenues from product sales, which carries a higher component cost and lower margins. In the year ended December 31, 2003, engineering development service gross profit as a percentage of revenues was 53% contributing to the overall higher margins for that period compared to the year ended December 31, 2004.

Research and Development.

For the year ended December 31, 2004, research and development expenses were $4.2 million compared to $2.3 million for the year ended December 31, 2003, an increase of 86%. This increase is attributable to a shift from a combination of engineering development service revenue and product revenue to solely product revenue. During the year ended December 31, 2003, $3.4 million of engineering expenses was recorded to cost of goods sold for work performed by our engineering development service business and $2.3 million was recorded to research and development expenses for our company funded expenses. For the year ended December 31, 2004, the entire engineering staff was dedicated to the development and implementation of our products. Our research and development efforts have increased substantially during 2004, but on a percentage of revenue basis, decreased from 20% to 7%. Two new products were developed during 2004 and are currently available for sale. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. Our research and development expenditures are expected to increase in absolute terms and decrease as a percentage of revenues in 2005.

Selling, General and Administrative.

For the year ended December 31, 2004, selling, general and administrative expenses were $8.4 million compared to $5.5 million for the year ended December 31, 2003, an increase of 52 percent. This increase is primarily attributed to an increase in wages and benefits of $1.2 million, increased legal, professional and outside consulting fees of approximately $574,000, sales commissions of approximately $270,000, bank service and confirmation fees of approximately $137,000, depreciation and amortization of approximately $179,000, shareholder and director expenses of $197,000, and other operating expenses of approximately $391,000. Our selling, general and administrative expenses increased substantially during the year as we continued to grow and build our infrastructure. On a percentage of revenue basis, selling, general and administrative expenses were 48% of revenue in 2003 as compared to 13% in 2004. Selling, general and administrative expenses are expected to increase in absolute terms and decrease as a % of revenues in 2005.

Litigation Settlement

In October 2004, we entered into a settlement agreement with Axess Telecom Co., Ltd. Pursuant to the agreement, we paid Axess Telecom $900,000 (of which $870,000 related to the settlement agreement and $30,000 relates to the currency exchange rates) in December 2004. Under the settlement agreement, Axess Telecom agreed to dismiss its lawsuit against the Company’s wholly-owned subsidiary, Axesstel California. We in turn agreed on behalf of our subsidiary, Axesstel R&D Center Co., Ltd., not to enforce a court order prohibiting Axess Telecom from using certain trade names related to a trademark owned by Axesstel R&D Center, provided Axess Telecom stops all use within six months from the date of the settlement agreement. The parties agreed that the former agreements to which Axess Telecom and Axesstel California were parties are terminated, that neither party’s current or prior products infringe on the other party’s intellectual property rights, and that the parties are free to compete with each other.

We also entered into a memorandum of understanding with Axess Telecom pursuant to which we agreed to purchase KRW 1 billion (approximately $870,000 based on currency exchange rates at the time of settlement) convertible bonds of Axess Telecom by January 31, 2005. Due to the requirements to make this purchase and uncertainty as to the recoupment of our investment in Axess Telecom, if any, we charged the additional $870,000 as litigation settlement during the quarter ended September 30, 2004. Furthermore, we have provided a reserve of $88,000 to reflect the payment at the current currency exchange rate. The memorandum of understanding also provides for Axess Telecom to transition its manufacturing of fixed wireless products to us on terms to be negotiated. The date for purchase of the convertible bonds has since been extended to February 28, 2005.

Operating Income (Loss).

For the year ended December 31, 2004, operating loss was $7.7 million compared to an operating loss of approximately $3.7 million for the year ended December 31, 2003. The increased loss was attributable to a reduction in gross margins as a result of a shift in our business plan from providing engineering development services and products to third parties to designing, manufacturing and marketing our branded fixed wireless products, increased investment in research and development, additional selling, general and administrative expenses incurred to expand business activities, and to a $1.7 million expense recorded in connection with the settlement of the litigation with Axess Telecom Co., Ltd.

Other Income (Expense).

For the year ended December 31, 2004, other expense was $883,000 compared to other expense of approximately $138,000 for the year ended December 31, 2003. The shift to net expense was the result of increased interest charges and transaction costs related to our financings that occurred during 2004.

Provision (Benefit) for Income Taxes.

For the year ended December 31, 2004, income tax benefit was $303,000 compared to income tax benefit of approximately $1.3 for the year ended December 31, 2003. According to Internal Revenue Code regulations, we were deemed in October 2004 to have experienced a 50% change in ownership during the past three years. This change in ownership limits the use of our net operating loss carryforward to a specific amount each year. Accordingly, we have limited our deferred tax asset and related income tax benefit for the year and reduced the deferred tax asset and related income tax benefit by $1.5 million during the fourth quarter of 2004. The deferred tax asset represents the amount to be realized over the next three years. In connection with a planned public offering, the exercise of options and warrants by the selling stockholders in that offering, our definitive agreement to sell 270,271 shares of common stock to ComVentures, and our intention to sell an additional 500,000 shares to ComVentures concurrent with the public offering, we will be deemed to experience an additional 50% ownership change event. Such event will limit our use of net operating loss carryforwards related to losses incurred since October 2004. We may in the future experience further ownership change events, which would similarly limit use of any net operating loss carryforwards that might otherwise be available subsequent to the date of most recent 50% ownership changes.

Quarterly Results of Operations

The following table sets forth our quarterly consolidated statements of operations data for the eight quarters ended December 31, 2004. The information for each quarter is unaudited and we have prepared it on the same basis as the audited consolidated financial statements appearing elsewhere in this report. This information includes all adjustments that management considers necessary for the fair presentation of such data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this report. The results of operations for any one quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
Revenues:
Product sales	$603	$1,645	$1	$2,041	$429	$7,875	$26,068	$28,193
Engineering development service	2,844	3,318	1,042	50	—	—	—	—

Total revenue	3,447	4,963	1,043	2,091	429	7,875	26,068	28,193

Cost of goods sold:
Product sales	555	2,229	—	1,283	346	6,898	22,785	25,822
Engineering development service	669	781	245	1,696	—	—	—	—

Total cost of goods sold	1,224	3,010	245	2,979	346	6,898	22,785	25,822

Gross profit:
Product sales	48	(584)	1	758	83	977	3,283	2,371
Engineering development service	2,175	2,537	797	(1,646)	—	—	—	—

Total gross profit	2,223	1,953	798	(888)	83	977	3,283	2,371

Operating Expenses:
Research and development	332	428	1,027	491	962	867	1,042	1,374
Selling, general and administrative	831	1,482	1,287	1,945	1,698	1,726	2,619	2,377
Litigation settlement	—	—	—	—	—	—	1,740	—

Total operating expenses	1,163	1,910	2,314	2,436	2,660	2,593	5,401	3,751

Operating income (loss)	1,060	43	(1,516)	(3,324)	(2,577)	(1,616)	(2,118)	(1,380)

Other income (expense):
Interest income and other income	116	110	—	4	5	2	1	3
Interest expense and other expense	(6)	(72)	(1)	(289)	(85)	(127)	(271)	(411)

Total other income (expense)	110	38	(1)	(285)	(80)	(125)	(270)	(408)

Income (loss) before income taxes	1,170	81	(1,517)	(3,609)	(2,657)	(1,741)	(2,388)	(1,788)

Provision or reduction of benefit (benefit) for income taxes	386	27	(501)	(1,179)	(1,063)	(696)	—	1,456

Net income (loss)	$784	$54	$(1,016)	$(2,430)	$(1,594)	$(1,045)	$(2,388)	$(3,244)

Earnings (loss) per share:
Basic	$0.13	$0.01	$(0.15)	$(0.37)	$(0.20)	$(0.13)	$(0.26)	$(0.30)

Diluted	$0.10	$0.01	$(0.15)	$(0.37)	$(0.20)	$(0.13)	$(0.26)	$(0.30)

Our primary business in 2003 was focused on contract research and development and we engaged in only limited manufacturing and product sales on behalf of third parties. In late 2003 and early 2004, we believed that changing market factors would result in increasing demand for fixed wireless phones. In response, we refocused our business to concentrate exclusively on developing, manufacturing and selling our own branded and co-branded CDMA-based fixed wireless products. Our product mix and other components of our results of operations have fluctuated significantly and are likely to do so again in the future. Therefore, we believe that period-to-period comparison of our results of operations should not be relied on as an indication of future performance. Factors that may cause our net sales and operating results to fluctuate include those discussed in the “Risk Factors” section of this report.

Liquidity and Capital Resources

At December 31, 2004, our principal sources of liquidity included cash and cash equivalents of $7.5 million. At December 31, 2004, we had negative working capital of approximately $392,000 compared to negative working capital of $3.3 million at December 31, 2003. For the year ended December 31, 2004, we used $573,000 of cash in operations. Cash used in operations reflected $1.9 million of research and development expense and a higher level of selling, general and administrative expense to support our business plan. Investment activities used approximately $1.3 million of cash during the year ended December 31, 2004, reflecting software and equipment purchases related to our product development efforts.

At December 31, 2004, accounts receivable were $8.8 million, compared to $1.4 million at December 31, 2003. Substantially all of our accounts receivable are covered by letters of credit. In order to meet operational cash needs while payments were delayed under letters of credit, we borrowed $1.7 million in August 2004 under a short-term loan secured by accounts receivable of approximately the same amount. This loan was repaid in October 2004.

We believe our current cash, together with the proceeds of a planned public offering, the planned sale of 270,271 shares at $3.70 per share to ComVentures scheduled to be complete in early February 2005 and a concurrent planned private placement to ComVentures in connection with the public offering, will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Factors That May Affect Future Results of Operations,” may cause us to seek additional debt or equity financing in the future. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

During the year ended December 31, 2004, we funded our operations from cash generated from operations and from private sales of equity and debt securities. At December 31, 2004, cash of $7.5 million represented an increase of approximately $7.1 million compared to December 31, 2003. We used $573,000 of cash in operations and approximately $1.3 million cash for investment activities. Cash used for investment activities consisted primarily of the purchase of computer software for product development. Cash used in operations reflected our net loss of $8.3 million, offset by increases in accounts payable, depreciation and non-cash consulting payments. We also used $975,000 in deferred offering costs related to a planned public offering. To fund our cash deficits from operations and investment activities, we raised approximately $4.9 million from the sale of common stock and borrowed approximately $6.2 million during 2004.

During 2003, we funded our operations from cash generated from operations and from private sales of securities. At December 31, 2003, cash of approximately $376,000 represented a decrease of approximately $392,000 compared to December 31, 2002. We used $1.6 million cash in operations and approximately $806,000 cash for investment activities. Cash used for investment activities consisted primarily of the purchase of computer software for product development. Cash used in operations reflected our net loss of $2.6 million, offset by increases in accounts payable, depreciation and non-cash consulting payments. To fund our cash deficits from operations and investment activities, we raised approximately $185,000 from the sale of common stock during 2003, and we received advances of $1.7 million on our equity financings completed in January 2004.

As indicated above, to finance the cash needs for the transition of our business during the year ended December 31, 2004, we have raised capital in various private placement transactions, and borrowed from a bank using an account receivable as security. These arrangements are described below.

Equity Financings

January 2004 Common Stock and Warrant Financing. In January 2004, we sold to seven accredited investors in a private placement an aggregate of 1,360,000 shares of our common stock at a price of $2.00 per share for gross proceeds of $2.7 million. In connection with the private placement, we also issued to the investors warrants to purchase an aggregate of 1,632,000 shares of our common stock. Of these, warrants with respect to 860,000 have an exercise price of $1.00 per share and were exercised as of their July 8, 2004 deadline, and warrants with respect to 500,000 shares have an exercise price of $1.00 per share and were exercised in October 2004 through use of a net exercise procedure through which 382,352 shares were issued upon exercise. The other 272,000 warrants have an exercise price of $2.00 per share, and are exercisable for an eighteen month period that began on January 13, 2005.

In connection with this financing, we paid to a finder approximately $200,000 and 50,000 shares of common stock, and we agreed to issue 50,000 additional shares in each of January 2005 and January 2006.

ComVentures. In October 2004, we sold 833,334 shares of our common stock in a private placement to three private equity funds managed by ComVentures of Palo Alto, California. The purchase price was $3.60 per share, resulting in cash proceeds to us of approximately $3,000,000.

Debt Arrangements

North America Venture Fund II, L.P.  In January 2004, we completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1.0 million to North America Venture Fund II, L.P., which note was amended pursuant to a letter agreement dated April 15, 2004. Interest accrued on the note at the rate of 3% above prime and was payable monthly in cash. The principal due under the note was convertible by North America at any time into shares of our common stock at a conversion price of $2.00 per share. North America converted 25% of the original principal amount due under the note in each of May 2004, September 2004, November 2004 and January 2005.

Laurus Master Fund, Ltd.  In March 2004, we completed the sale and issuance of a $3.0 million secured convertible term note to Laurus Master Fund, Ltd. In August 2004, we completed the sale and issuance of an additional $1.0 million secured convertible term note to Laurus. Interest accrues on both notes at a rate of 3% above prime, subject to certain adjustments; however, in no event will the interest rate on the notes be lower than 7% or greater than 10%. All unpaid principal and accrued interest under the note issued in March 2004, if not sooner converted, is due on March 16, 2007, and all unpaid principal and accrued interest under the note issued in August 2004, if not sooner converted, is due on August 18, 2007.

Under the terms of each note, we are obligated to make monthly payments of principal and interest. We have the option to pay these monthly payments in cash or in shares of our common stock (so long as the closing price of the common stock is greater than $3.38 for ten trading days preceding the payment date). If we elect to pay in stock, we must issue to Laurus an amount of shares equivalent to the amount of the monthly payment due divided by $3.16. If we elect to pay in cash, we must pay 102% of the amount of the monthly payment due. We may pay the monthly payment in shares of our common stock only so long as there is an effective registration statement on file covering the resale of those shares. We have the option to convert all or a portion of the outstanding principal of each note into shares of our common stock at $3.16 per share if the closing price of our common stock is greater than $3.70 for ten consecutive trading days. However, the number of shares issued upon conversion of either note cannot exceed 30% of the aggregate dollar trading volume of the common stock for the 22 trading days immediately preceding the payment date. Laurus has the option, at any time, to convert all or a portion of each note into shares of our common stock at $3.16 per share. We also have the option to repay the notes in cash. If we elect to repay the principal balance in cash, we must pay 120% of the outstanding principal if paid during the first year subsequent to the closing date, 115% of the outstanding principal if paid during the second year subsequent to the closing date and 110% of the outstanding principal if paid during the third year subsequent to the closing date.

Each note is secured by a blanket lien on substantially all of our assets pursuant to a security agreement executed by us in connection with the issuance and sale of each note. If an event of default occurs under either security agreement, Laurus has the right to accelerate payments under both notes and to take possession of our assets, in addition to other remedies.

In connection with the note issued in March 2004, we issued to Laurus a warrant exercisable for 100,000 shares of common stock that is exercisable until March 11, 2011. The exercise price of this warrant is as follows: $3.31 per share for the first 50,000 shares, $3.59 per share for the next 25,000 shares and $3.88 per share for the remaining 25,000 shares. In connection with the note issued in August 2004, we issued to Laurus a warrant exercisable for 33,334 shares of our common stock that is exercisable until August 18, 2011. The exercise price of the warrant is as follows: $3.31 per share for the first 16,000 shares, $3.59 per share for the next 8,000 shares, and $3.88 per share for the remaining 9,334 shares.

Under the terms of each note and each warrant, Laurus is not entitled to receive shares upon exercise of either warrant, upon payment of principal and interest on either note or upon conversion of either note if the receipt of those shares would cause Laurus to hold more than 4.99% of the outstanding shares of our common stock.

We paid Laurus Capital Management, LLC, the manager of Laurus Master Fund, Ltd., a fee equal to 3.6% of the principal amount of each note issued in those financings, which equaled $108,000 and $36,000. We also issued a warrant to purchase 47,468 shares of our common stock at an exercise price of $3.16 per share to a finder as compensation for its services in connection with the March 2004 financing, and a warrant to purchase 15,822 shares of our common stock at an exercise price of $3.16 per share to the finder as compensation for its services in connection with the August 2004 financing. The warrants are exercisable for five years after the date of issuance. We also paid the finder a fee of $172,500, representing 5.75% of the gross proceeds from the March 2004 financing, and a fee of $57,500, representing 5.75% of the gross proceeds from the August 2004 financing.

As of December 31, 2004, approximately $2.8 million in unpaid principal remained outstanding under the note issued in March 2004 and approximately $980,000 in unpaid principal remained outstanding under the note issued in August 2004.

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

Contractual Obligations and Commitments

As of December 31, 2004, we had no off-balance sheet arrangements. The following summarizes our contractual obligations at December 31, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term debt	$250	$250	$—	$—	$—
Long-term debt	3,770	1,210	2,560	—	—
Litigation settlement	958	958	—	—	—
Operating leases (facilities)	1,500	320	633	547	—

Total	$6,478	$2,738	$3,193	$547	$—

In May 2004, we entered into a non-cancelable operating lease for approximately 13,000 square feet of office space for our corporate headquarters and United States operations, which lease is secured by a letter of credit. The lease term is 65 months plus a five-year option to renew. The lease commences in August 2004, with basic monthly rent ranging from $20,000 to $24,000 during the 65-month term. We have an additional lease commitment at our former location in San Diego, California. This facility has been subleased as of August 2004 for the remainder term of our lease until November 2006. The difference between our lease payment for this facility versus our sub-lease is approximately $4,000 per month.

In February 2003, we amended our operating lease for approximately 17,000 square feet of office space for our research and development center in Seoul, South Korea. The remaining term ends in February 2005, with monthly payments of approximately $14,000. We are currently in discussion to extend this lease. In October 2004, we entered into a one-year lease in Nanjing, China for $400 per month.

We have purchase commitments from the purchase of software scheduled to be paid in 2005 totaling $195,000.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, or FIN No. 46, “Consolidation of Variable Interest Entities.” This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation required existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 did not have a material impact on our financial position or results of operations.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, or SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for us beginning October 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123(R) eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation S-B as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Axesstel, Inc.

We have audited the consolidated balance sheets of Axesstel, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axesstel, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

Gumbiner Savett Inc.

January 28, 2005

Santa Monica, California

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$7,525,259	$376,336
Accounts receivable	8,776,340	1,408,888
Deferred tax assets	640,000	—
Deferred offering costs	974,833	—
Prepayments and other current assets	929,712	612,687

Total current assets	18,846,144	2,397,911

Property and equipment, net	1,878,831	1,463,266

Other assets:
Deferred tax assets	1,260,000	1,515,000
License, net	1,971,121	2,229,544
Goodwill	385,564	385,564
Other, net	648,932	483,399

Total other assets	4,265,617	4,613,507

Total assets	$24,990,592	$8,474,684

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2004	2003
Current liabilities:
Accounts payable	$404,095	$1,479,466
Due to Qualcomm Incorporated, related party	1,559,246	1,300,000
Due to Wistron NeWeb, related party	13,623,474	—
Note payable	—	200,000
Current portion of long-term debt	1,140,000
Current obligations under capital leases	—	221,040
Fund raising advances	—	1,720,000
Accrued litigation settlement	958,000	—
Accrued expenses and other current liabilities	1,553,251	810,524

Total current liabilities	19,238,066	5,731,030

Long-term liabilities:
Note payable	250,000
Long-term debt	2,379,000	—

Total long-term liabilities	2,629,000	—

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001; Authorized 50,000,000 shares; 11,253,466 and 6,709,842 shares issued and outstanding at December 31, 2004 and 2003, respectively	1,125	670
Additional paid-in capital	15,757,532	6,726,604
Accumulated other comprehensive loss	(45,614)	(37,694)
Unearned compensation	(779,483)	(406,250)
Accumulated deficit	(11,810,034)	(3,539,676)

Total stockholders’ equity	3,123,526	2,743,654

Total liabilities and stockholders’ equity	$24,990,592	$8,474,684

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2004	2003
Revenues
Product sales	$62,564,602	$4,290,013
Engineering development service	—	7,253,980

Total revenues	62,564,602	11,543,993

Cost of goods sold
Product sales, related parties in 2004	55,849,162	4,067,376
Engineering development service	—	3,391,537

Total cost of goods sold	55,849,162	7,458,913

Gross profit
Product sales	6,715,440	222,637
Engineering development service	—	3,862,443

Total gross profit	6,715,440	4,085,080

Operating expenses
Research and development	4,245,278	2,278,141
Selling, general and administrative	8,420,422	5,545,244
Litigation settlement	1,740,000	—

Total operating expenses	14,405,700	7,823,385

Operating loss	(7,690,260)	(3,738,305)

Other income (expense)
Interest income and other income	11,379	230,749
Interest expense and other expense	(894,171)	(368,445)

Total other income (expense)	(882,792)	(137,696)

Loss before income tax benefit	(8,573,052)	(3,876,001)
Income tax benefit	(302,694)	(1,266,730)

Net loss	(8,270,358)	(2,609,271)

Other comprehensive income (loss)
Foreign currency translation adjustment	(7,920)	5,361

Comprehensive loss	$(8,278,278)	$(2,603,910)

Loss per share
Basic	$(0.91)	$(0.41)
Diluted	$(0.91)	$(0.41)
Weighted average shares outstanding
Basic	9,123,084	6,417,376

Diluted	9,123,084	6,417,376

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31,

	Common Stock		Additional Paid In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balances at December 31, 2002	6,088,490	$609	$4,518,653	$—	$(43,055)	$(930,405)	$3,545,802

Stock issued for services	109,622	11	300,069	—	—	—	300,080

Stock issued for acquisition	300,000	30	674,970	—	—	—	675,000

Stock issued for cash	92,500	9	184,991	—	—	—	185,000
Stock issued for employee compensation	119,230	12	324,988	—	—	—	325,000
Stock warrants granted for consulting services	—	—	620,332	—	—	—	620,332
Stock options granted for employee compensation	—	—	102,600	—	—	—	102,600
Unearned compensation				(406,250)			(406,250)

Cumulative translation adjustment	—	—	—	—	5,361	—	5,361

Net loss	—	—	—			(2,609,271)	(2,609,271)

Balances at December 31, 2003	6,709,842	671	6,726,603	(406,250)	(37,694)	(3,539,676)	2,743,654

Stock issued for services	50,000	5	112,495		—	—	112,500

Stock issued for cash	2,193,334	219	5,719,783	—	—	—	5,720,002

Offering costs	—	—	(323,850)	—	—	—	(323,850)

Stock issued for exercise of warrants and options	1,243,333	124	1,146,209	—	—	—	1,146,333

Cashless exercise of stock warrants to equity investor	382,352	38	(38)	—	—	—	—
Stock issued for employee compensation	35,300	4	79,601	—	—	—	79,605

Stock issued to Board of Directors	210,000	22	720,728	—	—	—	720,750

Debts converted into common stock	375,000	36	749,964	—	—	—	750,000
Stock warrants granted for consulting services	—	—	147,419	—	—	—	147,419

Stock issued for payment of debts	84,305	9	266,395	—	—	—	266,404

Warrants issued in connection with financings	—	—	494,720	—	—	—	494,720
Cancellation of stock issued for services	(30,000)	(3)	(82,497)	—	—	—	(82,500)

Unearned compensation	—	—	—	(373,233)	—	—	(373,233)

Cumulative translation adjustment	—	—	—	—	(7,920)	—	(7,920)

Net loss	—	—	—	—	—	(8,270,358)	(8,270,358)

Balances at December 31, 2004	11,253,466	$1,125	$15,757,532	$(779,483)	$(45,614)	$(11,810,034)	$3,123,526

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(8,270,358)	$(2,609,271)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,873,309	947,817
Impairment of goodwill	—	296,889
Loss from write down and disposition of assets	—	318,244
Issuance of stock for services	301,421	93,830
Issuance of stock for employee compensation	79,605	125,000
Stock options granted for employee compensation	—	102,600
Stock warrants granted for consulting services	30,500	620,332
Deferred tax assets	(385,000)	(1,315,000)
(Increase) decrease in
Accounts receivable	(7,367,452)	(254,866)
Prepayments and other current assets	(1,311,283)	(231,470)
Other assets	(31,955)	16,572
Increase (decrease) in
Accounts payable, including related party payables	12,807,349	748,671
Accrued expenses and other liabilities	1,700,727	(466,303)

Total adjustments	7,697,221	1,002,316

Net cash used in operating activities	(573,137)	(1,606,955)

Cash flows from investing activities:
Acquisition of property and equipment	(1,302,915)	(806,482)

Net cash used in investing activities	(1,302,915)	(806,482)

Cash flows from financing activities:
Issuance of stock for cash, net	4,893,360	185,000
Fund raising advances	—	1,720,000
Issuance of notes payable, net	6,210,575	200,000
Repayment of notes payable	(1,850,000)	—
Principal repayments under capital lease obligations	(221,040)	(89,253)

Net cash provided by financing activities	9,032,895	2,015,747

Cumulative translation adjustment	(7,920)	5,361

Net increase (decrease) in cash and cash equivalents	7,148,923	(392,329)

Cash and cash equivalents at beginning of year	376,336	768,665

Cash and cash equivalents at end of year	$7,525,259	$376,336

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$232,481	$19,996
Income tax	$55,143	$387,713

Supplemental disclosures of noncash investing and financing activities:

During 2004, the Company entered into the following transactions:

•	The Company issued 50,000 shares of common stock valued at $112,500 in exchange for finders’ fees of $41,625 and offering costs of $70,875 in connection with the Company’s January 2004 financing.

•	The Company recorded a discount of $125,000 on its January financing and $108,000 on its August financing due to the presence of a beneficial conversion feature.

•	The Company issued warrants valued at $204,092 to purchase 100,000 shares of common stock to a lender recorded as a discount in connection with its $3,000,000 March financing.

•	The Company issued warrants valued at $57,628 to purchase 33,334 shares of common stock to a lender recorded as a discount in connection with its $1,000,000 August financing.

•	The Company issued warrants valued at $97,922 to purchase 47,468 shares of common stock in exchange for finders’ fees in connection with the Company’s March 2004 financing, and issued warrants valued at $18,997 to purchase 15,822 shares of common stock in exchange for finders’ fees with the Company’s August financing.

•	The Company agreed to issue 210,000 shares of common stock to members of the Company’s Board of Directors and cancelled 30,000 shares (20,000 of which were forfeited and 10,000 of which were repurchased for $3.15 per share) that were issued to a previous Board Member. Combined, these shares are valued at $665,750.

•	Fund raising advances of $1,720,000 were transferred to equity upon issuance of common stock.

•	The Company issued 375,000 shares of common stock to North America Venture Fund II, L.P. and 84,305 shares of common stock to Laurus Master Fund, Ltd. in repayment for notes payable of $980,000.

During 2003, the Company entered into the following transactions:

•	The Company acquired all of the issued and outstanding capital stock of Entatel, Ltd. in exchange for 300,000 shares of the Company’s common stock. The following summarizes the changes in the Company’s financial statements as a result of the transaction:

Goodwill	$385,564
Other assets, net	289,436

Total	$675,000

•	The Company acquired an additional license for $1,300,000, payable throughout 2004.

•	The Company issued shares of common stock with a value of $625,080 for Board of Director services, employee compensation, and consulting services. Of this amount, $218,830 was amortized during 2003.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Axesstel, Inc. (“Axesstel” or the “Company”) develops, designs, manufactures and markets carrier-grade subscriber terminals such as fixed wireless telephones, wireless hybrid products and enhanced wireless devices for the telecommunications market. The Company sells its products to telecommunications service providers in developing countries. During 2003, the Company also performed engineering services to their Network Operator based customers.

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

In December 2002, the Company acquired Entatel, Ltd. (“Entatel”), a Korea-based company, mainly engaged in developing, manufacturing and selling telecommunication products. The Company acquired one hundred percent of the issued and outstanding capital stock of Entatel, in exchange for 300,000 shares of the Company’s common stock. The acquisition was consummated in 2003 and was accounted for under the purchase method of accounting, pursuant to SFAS No. 141, “Business Combinations” (See Note 7). In April 2003, Entatel was re-named Axesstel R&D Center Co., Ltd.

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of Axesstel and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, the Company normally exchanges them or provides credits to the customer. The returned products are shipped back to the supplier and the Company is allowed a credit or exchange from the supplier. The Company provides allowances for potential sales returns and credit losses when necessary. Management concluded that no allowance was needed as of December 31, 2004 and 2003. Revenues from engineering development services were recorded as milestones are reached according to the contract.

On certain contracts, the Company provides for a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. All products are tested for quality inspection prior to shipment and the Company has historically experienced a minimal level of defective units. On one of the Company’s significant contracts, the Company does not provide a warranty replacement unit of one percent of total units shipped. In this case, the Company provides third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of sales. During the year ended December 31, 2004, warranty costs amounted to approximately $220,000 and, as of December 31, 2004, the Company has established a warranty reserve of $183,000 to cover additional service costs over the life of the warranty. Management believes that no additional warranty reserve is needed other than as discussed above.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

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

There were no capitalized software costs as of December 31, 2004 and 2003 because technological feasibility was not reached until the manufacturing process began.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with various commercial banks. These bank accounts are generally guaranteed by the Federal Deposit Insurance Corporation

(“FDIC”) up to $100,000. At times, cash balances at any single bank may be in excess of the FDIC insurance limit. The deposits are made with reputable financial institutions, and the Company does not anticipate realizing any losses from these deposits.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery and equipment	3 to 7 years

Office furniture and equipment	3 to 7 years

Software	3 years

Leasehold improvements	Life of lease, or useful life if shorter

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as licenses and fixed assets, under the provisions of Statement of Financial Accounting Standards No. 144, or SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to SFAS No. 144, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an impairment cost as a charge to operations at the time it is recognized.

The Company determined there was no impairment of licenses during 2004 and 2003 and no impairment of fixed assets during 2004.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, note payable, accrued expenses and other liabilities, and obligations under capital leases approximate fair value due to the short-term maturities of these instruments.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, or SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of the stock as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Bulletin Opinion No. 25, or APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation. As a result of the recent adoption by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R), the Company will be required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R). See “Recent Accounting Pronouncements” below.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 148, which is an amendment to SFAS No. 123. The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans and generally does not recognize compensation expense for its stock-based compensation plans, as all options granted under those plans are intended to have an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for stock option awards consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be adjusted to the pro forma amounts indicated below for the years ended December 31, 2004 and 2003 as follows:

	Year Ended December 31
	2004	2003
Net loss, as reported	$(8,270,358)	$(2,609,271)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(649,365)	(317,254)

Pro forma net loss	$(8,919,723)	$(2,926,525)

Loss per share:
Basic—as reported	$(0.91)	$(0.41)
Basic—pro forma	$(0.98)	$(0.46)
Diluted—as reported	$(0.91)	$(0.41)
Diluted—pro forma	$(0.98)	$(0.46)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004 and 2003: dividend yields of 0%, expected volatility ranging from 70% to 133%, risk-free interest rate of 6%, and expected lives of five years.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or SFAS No. 109 “Accounting for Income Taxes.” As such, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Loss per Share

The Company utilizes Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares includes stock that would be issued on exercise of outstanding options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds and conversion of debt. For 2004 and 2003, 6,982,882 and 6,188,833 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Years Ended December 31,
	2004	2003
Numerator:
Loss attributable to common stockholders	$(8,270,358)	$(2,609,271)
Denominator:
Denominator for basic net income per share—weighted average shares	9,123,084	6,417,376
Effect of dilutive securities:
Stock options	—	—

Dilutive potential common stock	—	—

Denominator for diluted income per share—adjusted weighted average shares	9,123,084	6,417,376
Basic loss per share	$(0.91)	$(0.41)

Diluted loss per share	$(0.91)	$(0.41)

Foreign Currency Exchange Gains and Losses

The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiary is the Korean won. The subsidiaries’ assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of cumulative other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are recorded in the statements of operations and comprehensive income (loss) as a component of selling, general and administrative expenses.

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

Certain Risks and Concentrations

Generally, the obligations for the Company’s foreign customers are secured by letters of credit, the Company generally does not receive security for domestic customer obligations. Credit losses incurred through December 31, 2004 have been insignificant, and the Company has not recorded a reserve for collectibility at December 31, 2004 or 2003. The Company performs ongoing customer credit evaluations and may in the future establish a collectibility allowance if appropriate.

The Company’s products include components subject to rapid technological change. Significant technological change could adversely affect the Company’s operating results and subject the Company to product obsolescence. The Company has return privileges with its suppliers and other ongoing programs to minimize the adverse effects of technological change.

During 2004, 86% of the Company’s revenues were from two customers, one customer accounted for 71% and the other customer accounted for 15%. At December 31, 2004, the amounts due from such customers were $8,097,940 and $148,400, respectively, which were included in accounts receivable. During 2004, the Company purchased substantially all of its products from one manufacturer. At December 31, 2004, the amount due to this manufacturer was $13,623,474.

During 2003, three customers accounted for 40%, 35% and 23% of the Company’s revenues, respectively. At December 31, 2003, the amounts due from such customers were $0, $1,358,888, and $50,000, respectively, which were included in accounts receivable. During 2003, the Company purchased substantially all of its products from one manufacturer. At December 31, 2003, the amount due to this manufacturer was $1,279,215, which was included in accounts payable.

As of December 31, 2004, the Company maintained net assets of $1.0 million at its location in Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company’s operations.

Deferred Offering Costs

Deferred offering costs represent costs directly attributable to an offering of securities and will be charged against the proceeds of the offering. If the offering is unsuccessful, the charge will be against operations.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN No. 46, “Consolidation of Variable Interest Entities.” This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation required existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, or SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for us beginning October 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

2. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Prepaid taxes	$265,779	$455,731
Prepaid insurance	84,000	—
Prepaid rent	10,168	—
Prepaid tooling	243,573	—
Employee advances	9,303	61,727
Due from Wistron NeWeb, related party	90,000	—
Supplier advances	143,761	90,236
Other	83,128	4,993

	$929,712	$612,687

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Machinery and equipment	$977,532	$422,975
Office furniture and equipment	467,317	314,924
Software	1,580,540	1,091,036
Leasehold improvements	60,949	42,120

	$3,086,338	$1,871,055
Less: Accumulated depreciation	1,207,507	407,789

	$1,878,831	$1,463,266

4. OTHER ASSETS

Other assets at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Deposits	$192,614	$158,418
Trademark	17,184	—
Prepaid finder’s fee	218,000	—
Prepaid loan costs	120,000	—
Other	101,134	324,981

	$648,932	$483,399

5. LICENSE

In November 2000, the Company entered into a Subscriber Unit License Agreement (the “Agreement”) with Qualcomm and obtained a license of CDMA (Code Division Multiple Access) technology, Qualcomm’s intellectual property, to manufacture and sell certain CDMA based products and to purchase certain components and equipment from time to time.

This Agreement, as amended, allows the Company to manufacture fixed wireless CDMA based products and to sell or distribute them worldwide. The Agreement has no fixed termination date and the Company has assigned an estimated life of 10 years for the license. As of December 31, 2004 and 2003, the license consisted of the following:

	2004	2003
License costs	$3,000,000	$3,000,000
Accumulated amortization	(1,028,879)	(770,456)

	$1,971,121	$2,229,544

Amortization expense related to this license amounted to $258,423 and $206,996 for the years ended December 31, 2004 and 2003, respectively.

6. GOODWILL AND OTHER INTANGIBLES

The Company adopted Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company has completed its testing for the years ended December 31, 2004 and 2003 using the method discussed in SFAS No. 142 and determined that there was an impairment of $296,889 during 2003. The Company determined there was no impairment for the year-ended December 31, 2004. Impairment costs, when recognized, are recorded as a charge to operations. As of December 31, 2004 and 2003, net goodwill amounted to $385,564.

7. ENTATEL ACQUISITION

In December 2002, in order to accelerate technology development and productivity, the Company acquired Entatel, Ltd. (“Entatel”), a South Korea-based company, mainly engaged in developing, manufacturing and selling telecommunication products pursuant to a stock purchase agreement. Pursuant to the agreement, the Company acquired all of the issued and outstanding capital stock of Entatel, in exchange for 300,000 shares (valued at $2.25 per share) of the Company’s common stock. The acquisition was accounted for under the purchase method of accounting, pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations” issued in June 2001. The purchase transaction was consummated in early 2003.

The assets acquired consisted of:

Asset Value
Goodwill	$385,564
Other net assets	289,436

$675,000

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Overdraft with bank	$—	$93,405
Customer advances	135,300	26,146
Lease liability	150,000	—
Warranty reserve	183,000	—
Accrued taxes	30,730	21,877
Accrued legal and professional fees	526,000	—
Accrued operating expenses	528,221	669,096

	$1,553,251	$810,524

9. NOTES PAYABLE

In January 2004, we completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1.0 million to North America Venture Fund II, L.P., which note was amended pursuant to a letter agreement dated April 15, 2004. Interest accrued on the note at the rate of 3% above prime and was payable monthly in cash. The principal due under the note was convertible by North America at any time into shares of our common stock at a conversion price of $2.00 per share. North America converted 25% of the original principal amount due under the note in each of May 2004, September 2004, November 2004 and January 2005.

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

10. LONG TERM DEBT

In March 2004, the Company completed the sale and issuance of $3.0 million secured convertible promissory note to Laurus Master Fund, Ltd. In August 2004, the Company completed the sale and issuance of an additional $1.0 million secured convertible promissory note to Laurus. Interest accrues on both notes at a rate of 3% above prime, subject to certain adjustments. In no event will the interest rate on the notes be lower than 7% or greater than 10%. All unpaid principal and accrued interest under the note issued in March 2004, if not sooner converted, is due on March 16, 2007, and all unpaid principal and accrued interest under the note issued in August 2004, if not sooner converted, is due on August 18, 2007.

Under the terms of each note, the Company is obligated to make monthly payments of principal and interest. The Company has the option to pay these monthly payments in cash or in shares of its common stock (so long as the closing price of the common stock is greater than $3.38 for ten trading days preceding the payment date). If the Company elects to pay in stock, it must issue to Laurus an amount of shares equivalent to the amount of the monthly payment due divided by $3.16. If the Company elects to pay in cash, it must pay 102% of the amount of the monthly payment due. The Company may pay the monthly payment in shares of its common stock only so long as there is an effective registration statement on file covering the resale of those shares. The Company has the option to convert all or a portion of the outstanding principal of each note into shares of its common stock at $3.16 per share if the closing price of the common stock is greater than $3.70 for ten consecutive trading days. However, the number of shares issued upon conversion of either note cannot exceed 30% of the aggregate dollar trading volume of the common stock for the 22 trading days immediately preceding the payment date. Laurus has the option, at any time, to convert all or a portion of each note into shares of common stock at $3.16 per share. The Company also has the option to repay the notes in cash. If the Company elects to repay the principal balance in cash, it must pay 120% of the outstanding principal if paid during the first year subsequent to the closing date, 115% of the outstanding principal if paid during the second year subsequent to the closing date and 110% of the outstanding principal if paid during the third year subsequent to the closing date.

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

As of December 31, 2004, long-term debt consisted of the following:

	March 2004 Note	August 2004 Note	Total
Original notes	$3,000,000	$1,000,000	$4,000,000
Payments	210,000	20,000	230,000

Note balance (gross)	2,790,000	980,000	3,770,000
Note discount	(118,000)	(133,000)	(251,000)

Note balance (net)	2,672,000	847,000	3,519,000
Current portion	977,000	163,000	1,140,000

	$1,695,000	$684,000	$2,379,000

Maturities of long term debt are as follows:

Year Ending December 31,
2005	1,210,000
2006	1,930,000
2007	630,000

3,770,000

11. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	2004	2003
Current tax provision (benefit):
Federal	$—	$(123,847)
State	—	1,600
Foreign	82,306	170,517

	$82,306	$48,270

Deferred tax provision (benefit):
Federal	(2,647,000)	(1,283,000)
State	(316,000)	(32,000)
Valuation allowance	2,578,000	—

	(385,000)	(1,315,000)

Total benefit for income taxes	$(302,694)	$(1,266,730)

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

Significant components of the Company’s net deferred tax asset at December 31, 2004 and 2003 are as follows:

	2004	2003
Net operating loss carryforwards	$3,478,000	$1,393,000
Amortization	358,000	141,000
Accrued expenses	642,000	—
Other	—	(19,000)

	4,478,000	1,515,000
Valuation allowance	(2,578,000)	—

	$1,900,000	$1,515,000

In assessing the realizability of deferred tax assets of $1,900,000 and $1,515,000 at December 31, 2004 and 2003, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been recorded to offset in part the deferred tax assets as it is not more likely than not that the assets will be utilized. The valuation allowance increased approximately $2,578,000 in 2004 from $0 at December 31, 2003. Based on a three-year financial projection prepared by the Company, management believes the Company will generate a sufficient level of income to utilize the balance of the benefits of the deferred tax assets recorded. Significant management judgment is required in determining whether an indicator of impairment exists and projecting cash flows.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2004 and 2003 follows:

	2004	2003
Expected tax at 34%	$(2,914,000)	$(1,318,000)
Change in valuation allowance	2,578,000	—
Difference in rate of foreign tax	(21,000)	(158,000)
State income tax, net of federal tax	(211,000)	(75,000)
Non-deductible expenses	176,000	261,000
Other	89,000	23,270

Benefit for income taxes	$(303,000)	$(1,266,730)

At December 31, 2004, the Company had net operating loss carryforwards of approximately $9,600,000 for federal tax purposes, expiring through 2024. In addition, the Company had net operating loss carryforwards of approximately $3,700,000 for state tax purposes, which expire through 2014.

Internal Revenue Code Section 382 restricts the ability of a corporation to utilize existing net operating losses in the event of an “ownership change.” Accordingly, a portion of the Company’s net operating losses for Federal income tax purposes are limited due to future changes in ownership. The Company has undertaken a formal evaluation to determine the restricted amounts as of December 31, 2004. The Company was deemed in October 2004 to have experienced a 50% change in ownership during the past three years, and accordingly, the Company believes the utilization of its net operating losses is limited to approximately $1,500,000 per year to offset future taxable income.

12. COMMITMENTS AND CONTINGENCIES

Operating Lease

In May 2004, the Company entered into a non-cancelable operating lease for 13,120 square feet of office space for its corporate headquarters and U.S. operations, which lease is secured by a letter of credit. The premise is located at 6815 Flanders Drive, San Diego, California. The lease term is 65 months plus a five year option to renew. The lease commences in August 2004. The Company has an additional lease commitment at its former location in San Diego, California. This facility has been subleased as of August 2004 for the remainder of the lease term until November 2006. The Company has an operating lease for its research and development center in Seoul, South Korea, with monthly payments of approximately $14,000, and the lease terminates in February 2005. The Company is in the process of extending this lease. Minimum annual rental payments are approximately as follows:

Year Ending December 31,	Total Amount	Sublease Amount	Amount
2005	320,000	(73,000)	$247,000
2006	371,000	(67,000)	304,000
2007	262,000	—	262,000
2008	269,000	—	269,000
2009	278,000	—	278,000

	$1,500,000	$(140,000)	$1,360,000

Rent expense is charged ratably over the life of the lease using the straight line method. Total rent expense for the years ended December 31, 2004 and 2003 amounted to approximately $300,000 and $328,000, respectively.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of December 31, 2004, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company.

Litigation Settlement

In September 2004, the Company received formal notification of a lawsuit in the Seoul Central District Court, Republic of Korea, by Axess Telecom Co., Ltd (“ATC”). The lawsuit was filed against the Company’s wholly-owned California subsidiary, Axesstel, Inc. (“Axesstel California”), alleging that a covenant in a development agreement executed by the parties in September 2001 precludes Axesstel California from developing fixed wireless products or competing in the fixed wireless business without ATC’s consent until September 2006. In September 2004, in a separate action filed by the Company’s subsidiary, Axesstel R&D Center Co., Ltd. (“Axesstel R&D”), Axesstel R&D obtained a court order prohibiting ATC from using certain trade names related to a trademark owned by Axesstel R&D.

In October 2004, the Company entered into a settlement agreement with ATC. Under the agreement, the Company agreed to pay Axess Telecom $900,000 (of which $870,000 related to the settlement agreement and $30,000 relates to the currency exchange rates) by December 31, 2004. Under the settlement agreement, ATC agreed to dismiss its lawsuit against Axesstel California. The Company in turn agreed on behalf of Axesstel R&D not to enforce the court order against ATC prohibiting ATC from using certain trade names related to a trademark owned by Axesstel R&D provided ATC stops all use of the subject trade names within six months from the date of the settlement agreement. The parties agreed that the former agreements to which ATC and Axesstel California were parties are terminated, that neither party’s current or prior products infringe on the other party’s intellectual property rights, and that the parties are free to compete with each other.

The Company also entered into a memorandum of understanding with ATC under which the Company agreed to purchase by January 31, 2005 convertible bonds of ATC for KRW 1 billion (approximately $870,000 representing the presumed cost of the bonds based on currency exchange rates at the time of settlement) on terms to be negotiated in good faith. Due to the requirement to make this purchase and the uncertainty as to recoupment of the Company’s investment in ATC, the Company has charged this additional $870,000 as litigation settlement during the quarter ended September 30, 2004, for a total litigation settlement charge of $1,740,000 during the third quarter of 2004 related to these agreements. Furthermore, the Company has provided a reserve of $88,000 to reflect the payment at the current currency exchange rate. The agreement also provides for ATC to transition its manufacturing of fixed wireless products to the Company on terms to be negotiated. This memorandum has since been extended to February 28, 2005.

13. STOCKHOLDERS’ EQUITY

Common Stock Activity

In January 2004, the Company issued 1,360,000 shares of the Company’s common stock at its fair market value of $2.00 per share to seven equity investors for gross proceeds of $2,720,000. In connection with this private placement, the Company paid $203,950 and issued 50,000 shares of common stock to the finder. The value of these shares was $112,500. The Company agreed to issue to the finder an additional 50,000 shares in each of January 2005 and January 2006.

In January 2004, the Company issued 30,000 shares of its common stock at its fair market value of $2.15 per share to an employee.

In February 2004, the Company issued 5,300 shares of its common stock at its fair market value of $2.85 per share to 53 employees.

In May 2004, the Company issued 30,000 shares of its common stock at its fair market value of $3.85 per share to a member of its Board of Directors. In August 2004, the Company issued 135,000 shares of its common stock to members of its Board of Directors of which 90,000 of these shares were issued at $3.10 per share and 45,000 of these shares at $3.40 per share. Such shares were issued upon the effective date of stockholders’ approval of the Company’s 2004 Equity Incentive Plan. In November 2004, the Company issued 45,000 shares of its common stock to another member of its Board of Director at $3.85 per share. In addition, the Company cancelled 30,000 shares of its common stock valued at $2.75 per share issued to a former Board member.

In June 2004, the Company issued 860,000 shares of its common stock at an exercise price of $1.00 per share to six accredited investors (including 500,000 shares to Wistron NeWeb) in connection with the exercise of warrants from the Company’s January 2004 private placement. In connection with this private placement, the Company paid $43,000 for finder’s fee and $76,900 in legal fees.

In June 2004, the Company issued 125,000 shares of its common stock at the conversion price of $2.00 per share to North America Ventures Fund II, L.P. in connection with the conversion of 25% of the investor’s convertible term note of $1,000,000, funded in January 2004. In September and November 2004, the Company issued an aggregate of 250,000 shares of its common stock at the conversion price of $2.00 per share to North America Venture Fund II, L.P. in connection with the conversion of an additional 50% of the investor’s convertible term note.

In June 2004, the Company issued 37,000 shares of its common stock at the conversion price of $3.16 per share to Laurus Master Fund, Ltd. (“Laurus”) in connection with the payment of a portion of the principal and interest charges related to the investor’s convertible term note of $3,000,000, funded in March 2004. In September and December 2004, the Company issued additional 30,797 and 16,508 shares of its common stock respectively at the conversion price of $3.16 per share to Laurus for further principal and interest payments under such note.

In July 2004, employee stock options for 83,333 shares were exercised at a price of $2.50 per share resulting in proceeds of $208,333.

In August 2004, the Company issued 167,691 shares of its common stock to one accredited investor in exchange for the assignment by that investor to the Company of 554,183 shares of the common stock of the Company’s subsidiary, Axesstel, Inc., a California corporation, as well as a general release of claims against the Company by that investor. These shares are reflected in prior year’s outstanding common stock.

In October 2004, the Company issued 833,334 shares of the Company’s common stock to three private equity funds managed by ComVentures, a venture capital firm based in Palo Alto, California, at a price of $3.60 per share for aggregate proceeds of $3,000,002.

In October 2004, employee stock options for 300,000 shares of the Company’s stock were exercised at a price of $0.26 per share resulting in proceeds of $78,000.

In October 2004, the Company issued an aggregate of 382,352 shares of common stock to two private equity funds upon the cashless exercise of a warrant to purchase 500,000 shares of common stock at $1.00 per share in connection with the warrants agreement entered in January 2004.

Common Stock-2003 Activity

In February 2003, the Company issued 92,500 shares of the Company’s common stock at their fair market value of $2.00 per share to individuals and entities for cash totaling $185,000.

In January 2003, the Company issued 100,000 shares of its common stock for employee compensation at their fair market value of $3.00, totaling $300,000.

In May 2003, the Company issued 300,000 shares (total value: $675,000) of the Company’s common stock for the acquisition of 100% of the issued and outstanding capital stock of Entatel, pursuant to a Stock Purchase Agreement entered into in December 2002.

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

Stock Option Activity

In September 2002, the Company established a stock option plan, which was approved by the Board of Directors, pursuant to which options to purchase a total of 911,671 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this plan vest over a three year period. As of December 31, 2004, options to purchase 845,151 shares of common stock under this plan have been granted to the Company’s employees, officers, directors, and consultants and are outstanding. The Company granted to certain of its employees options to purchase 149,000 shares of common stock under the plan in 2004. As of December 31, 2004, this plan is no longer available for new grants.

In March 2003, the Company established a stock option plan, which was approved by the Board of Directors, pursuant to which options to purchase a total of 982,171 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this plan vest over a three year period. As of December 31, 2004, options to purchase 723,751 shares of common stock under this plan had been granted. The Company granted to certain of its employees options to purchase 508,000 shares of common stock under the plan in 2004. As of December 31, 2004, this plan is no longer available for new grants.

In September 2003, the Company established a stock option plan, which was approved by the Board of Directors, pursuant to which options to purchase a total of 1,000,000 shares of common stock may be granted to the Company’s employees, officers, directors and consultants. The options granted under this plan vest over a three year period. As of December 31, 2004, options to purchase 442,000 shares of common stock under this plan have been granted to the Company’s employees, officers, directors, and consultants and are outstanding. The Company granted to certain of its employees options to purchase 442,000 shares of common stock under the plan in 2004. As of December 31, 2004, this plan is no longer available for new grants.

In September 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Equity Plan”). The stockholders approved the plan in October 2004 with an effective date for such approval in November 2004. Under the 2004 Equity Plan, the Company has initially reserved for issuance an aggregate of 4,093,842 shares. The Company’s prior stock option plans described above (the “Prior Plans”) are no longer available for new grants, and the initial share reserve under the 2004 Equity Plan will adjust downward to the extent that shares are issued upon exercise of options under the Prior Plans. Subject to a maximum of 11,593,842 shares that can be subject to the 2004 Equity Plan in the aggregate, the number of shares subject to the 2004 Equity Plan will increase each year by the least of:

•	three percent of the then outstanding shares;

•	750,000 shares; or

•	a number of shares determined by the Board.

Awards under the 2004 Equity Plan may be granted to any of the Company’s employees, directors or consultants or those of the Company’s affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. The Company granted to certain of its employees options to purchase 347,000 shares of common stock under the plan in 2004.

A summary of Axesstel’s stock option activity and related information is as follows:

	2004		2003
Option Summary	Options	Wt Average Exercise Price	Options	Wt Average Exercise Price
Outstanding-beginning of year	3,334,428	$0.62	2,837,627	$0.31
Granted	1,446,000	$2.84	623,500	$1.99
Exercised	(383,333)	$0.75	—	$—
Forfeited	(289,666)	$1.63	(126,699)	$1.04

Outstanding-end of year	4,107,429	$1.28	3,334,428	$0.62

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2004.

	Total Outstanding			Total Exercisable
Price Range	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.07 to $0.50	1,749,527	$0.21	7.7	1,749,527	$0.21
$0.51 to $1.00	603,442	$0.60	8.7	491,459	$0.60
$1.01 to $2.00	308,751	$1.51	8.1	192,501	$1.57
$2.01 to $3.00	971,834	$2.46	8.4	195,751	$2.32
$3.01 to $4.35	473,875	$3.56	9.6	12,208	$3.82

	4,107,429	$1.28	8.3	2,641,446	$0.56

Stock Warrant Activity

For the year ended December 31, 2004, the Company issued warrants to purchase 1,828,624 shares of stock, with exercise prices ranging from $1.00 to $3.88 in connection with their 2004 financing activities. For the year ended December 31, 2003, the Company issued warrants to purchase 220,000 shares of stock, with exercise prices of $2.80 and $3.50 per share, for consulting services. These warrants have been valued at $549,000, and are charged to operations over the expected period of services to be provided.

A summary of Axesstel’s warrant activity and related information is as follows:

	2004		2003
Warrant Summary	Warrant	Wt Average Exercise Price	Warrant	Wt Average Exercise Price
Outstanding-beginning of year	2,853,038	$0.34	2,633,038	$0.13
Granted	1,828,624	$1.41	220,000	$2.86
Exercised	(1,360,000)	$1.00	—	$—
Forfeited	—	$—	—	$—

Outstanding-end of year	3,321,662	$0.62	2,853,038	$0.34

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price for both total outstanding warrants and total exercisable warrants as of December 31, 2004.

	Total Outstanding			Total Exercisable
Price	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.07	2,333,038	$0.07	7.3	2,333,038	$0.07
$0.60	300,000	$0.60	6.4	300,000	$0.60
$2.00	272,000	$2.00	1.0	—	$—
$2.80	200,000	$2.80	2.7	200,000	$2.80
$3.16 to $3.88	216,624	$3.42	5.5	216,624	$3.42

	3,321,662	$0.62	6.3	3,049,662	$0.54

14. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

Revenues by geographic region based on customer locations for the year ended December 31, 2004 and 2003 were as follows:

	2004	2003
Revenues
United States	$—	$7,590,880
Pacific Rim/Asia	47,493,712	3,953,113
Latin America	15,070,890	—
Other	—	—

Total revenues	$62,564,602	$11,543,993

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary quarterly financial data for 2004 and 2003 consists of the following:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004
Revenues	$428,600	$7,874,990	$26,068,468	$28,192,544
Loss before income taxes	(2,657,338)	(1,739,832)	(2,387,404)	(1,788,478)
Net loss	(1,594,403)	(1,043,899)	(2,387,404)	(3,244,652)
Basic loss per share	$(0.20)	$(0.13)	$(0.26)	$(0.30)

Diluted loss per share	$(0.20)	$(0.13)	$(0.26)	$(0.30)

2003
Revenues	$3,447,105	$4,962,650	$1,043,100	$2,091,138
Income (loss) before income taxes	1,169,649	81,021	(1,517,466)	(3,609,205)
Net income (loss)	783,649	54,021	(1,016,466)	(2,430,475)
Basic earnings (loss) per share	$0.13	$0.01	$(0.15)	$(0.37)

Diluted earnings (loss) per share	$0.10	$0.01	$(0.15)	$(0.37)

16. RELATED PARTY TRANSACTIONS

In November 2000, the Company entered into a license agreement with Qualcomm to manufacture and sell certain products incorporating Qualcomm’s CDMA (Code Division Multiple Access) technology. For the year ended December 31, 2004, the Company paid $3.2 million and owes an additional $1.6 million for software purchases, fees and royalties to Qualcomm. This does not include the Qualcomm chipsets purchased directly by the Company’s contract manufacturer, estimated at $12.8 million for 2004. As of December 31, 2004, Qualcomm owned 605,183 of the 11,253,466 shares of the Company’s outstanding common stock, representing a 5.4% ownership interest in the Company. For the year ended December 31, 2003, the Company paid Qualcomm $992,000. This does not include the Qualcomm chipsets purchased directly by the Company’s contract manufacturer, estimated at $1.0 million for 2003. As of December 31, 2003, Qualcomm owned 605,183 of the 6,709,842 shares of the Company’s outstanding common stock, representing a 9.0% ownership interest in the Company.

During 2004, the Company used Wistron NeWeb Corporation (“WNC”) exclusively as its contract manufacturer. During 2004, the Company purchased $52.5 million of product from WNC. During this period, the Company paid $38.9 million to WNC and the amount payable to WNC at December 31, 2004 was $13.6 million. As of December 31, 2004, WNC owned 4.4% of the Company’s outstanding common stock. In addition, Mr. Haydn Hsieh, one of the Company’s directors, is also the President and Chief Executive Officer of WNC. In October 2004, WNC sold 500,000 shares of common stock to private equity funds managed by ComVentures.

17. SUBSEQUENT EVENTS (Unaudited)

On February 2, 2005, the Company entered into an agreement to sell 270,271 shares of common stock to three private equity funds managed by ComVentures, at a per share price of $3.70 for aggregate proceeds of $1.0 million.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Relationship with Prior Independent Auditor

On November 3, 2003, we terminated our relationship with our prior independent auditors, Kenny H. Lee CPA Group, Inc., which we refer to as Kenny Lee Group. The decision to terminate our relationship with Kenny Lee Group was approved by our audit committee and ratified by our board of directors. Kenny Lee Group last reported on our financial statements as of February 28, 2003, which report pertained to our financial statements for the year ended December 31, 2002. Our financial statements for the fiscal year ended December 31, 2001, as audited by Kenny Lee Group, included an independent auditor’s report containing an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. Our financial statements for the fiscal year ended December 31, 2002, as audited by Kenny Lee Group, contained no paragraph regarding any uncertainty as to our ability to continue as a going concern.

In September 2004, our audit committee approved the re-engagement of Kenny Lee Group as independent registered public accounting firm, to update Kenny Lee Group’s audit procedures and report for our restated financial statements for the year ended December 31, 2002, and to update Kenny Lee Group’s review procedures for our restated financial statements for the quarter ended March 31, 2003. Our restated financial statements for the year ended December 31, 2003 were audited by Gumbiner Savett Inc., which we refer to as Gumbiner, our principal registered public accounting firm. In connection with such re-engagement, our audit committee determined, based in part on representations of Kenny Lee Group, that Kenny Lee Group was independent with respect to the further audit and review procedures subject to the re-engagement. Kenny Lee Group reissued its audit report for the fiscal year ended December 31, 2002 in October 2004 and remained engaged thereafter for the purpose of addressing any issues with respect to such financial statements. The re-engagement of Kenny Lee Group for these limited purposes did not affect Gumbiner’s engagement as our principal registered public accounting firm.

Subsequent to re-issuance of Kenny Lee Group’s report for the fiscal year ended December 31, 2002, Kenny Lee Group communicated to us that it was unwilling to consent to use of its financial statements in a registration statement for a public offering. Our audit committee, and at the committee’s request, our management, attempted to communicate with Kenny Lee Group to clarify the concerns of Kenny Lee Group. Through those communications, we determined that Kenny Lee Group was requesting more documentation to support its audit procedures associated with the restatement of our financial statements for the year ended December 31, 2002 and more documentation relating to its independence. At the request of Kenny Lee Group, we provided further documentation to Kenny Lee Group. Kenny Lee Group has expressed no disagreement with the financial statement disclosure or on any matter of accounting principles or practices reflected in the financial statements that are the subject of its updated report, and Kenny Lee Group has not withdrawn its audit report or requested any further documentation from us. Our audit committee and management have offered to respond to any remaining concerns of Kenny Lee Group with respect to the documentation of its audit procedures for the year ended December 31, 2002, and we have authorized Kenny Lee Group to respond fully to any inquiries of Gumbiner concerning the subject matter of these events. The report of Kenny Lee Group for the year ended December 31, 2002 is not included in this report, as the report of Gumbiner included in this report covers the audited financial statements required to be included in this report by the rules of the SEC.

Except as described above, during our two most recent fiscal years and any later interim periods, there have been no disagreements with Kenny Lee Group on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Kenny Lee Group’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, and during the two most recent fiscal years and any later interim periods, there have been no reportable events (as defined in

Regulation S-B Item 304(a)(1)(iv)). Kenny Lee Group has been provided with a copy of this disclosure, and we have requested Kenny Lee Group to furnish a letter to the SEC stating whether it agrees with the statements made by us, and if not, stating the respects in which it does not agree, within 10 business days. If Kenny Lee Group provides such letter within such 10 business day period, we will file it as an exhibit to the registration statement which includes this report promptly following our receipt of such letter.

Engagement of New Independent Auditors

We engaged Gumbiner Savett Inc., which we refer to as Gumbiner, as our new independent accountants on November 3, 2003. Prior to November 3, 2003, we had not consulted with Gumbiner regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided to us by Gumbiner concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

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

Under the supervision of our Chief Executive Officer and our Acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of December 31, 2004, the design and operation of such disclosure controls and procedures were effective.

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

ITEM 8B. OTHER INFORMATION

On February 2, 2005, we entered into an agreement to sell 270,271 shares of our common stock in a private placement to three private equity funds managed by ComVentures of Palo Alto, California. The purchase price was $3.70 per share, resulting in cash proceeds to the Company of approximately $1,000,000.

The securities were offered and sold without registration under the Securities Act of 1933 to accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend will be placed on the shares. We granted registration rights to the investors, which require us to file a registration statement for the shares issued in the transaction and certain other restricted securities held by the investors on or before March 31, 2005, which date may be extended in certain circumstances. The investors executed a lock-up agreement prohibiting them from selling any of our common stock until 90 days after the date of a final prospectus relating to a public offering of the Company’s common stock.

The form of Securities Purchase Agreement is included in this report as Exhibit 10.58.

The foregoing information is provided in lieu of a report on Form 8-K under Items 1.01 and 3.02.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF AXESSTEL

The following table provides information regarding our directors and executive officers as of December 31, 2004:

Name	Age	Position
Mike H.P. Kwon	40	Chairman of the Board (Director) and Chief Executive Officer
David Morash	59	Director, President, Chief Operating Officer and Acting Chief Financial Officer
Lixin Cheng	38	Director and Executive Vice President
Patrick Gray	43	Vice President, Controller
Alireza Saifi	29	Vice President, Finance
Jai Bhagat(2)(3)	57	Director
Harry Casari(1)(3)	68	Director
Haydn Hsieh	50	Director
Åke Persson(1)(2)	59	Director
Eric Schultz(1)(2)	43	Director
Seung Taik Yang(3)	64	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Governance Committee

Mike H.P. Kwon founded Axesstel California in July 2000, and has served as our Chief Executive Officer and Chairman of the Board since August 2002, when Axesstel California became our subsidiary. From 1998 to 2000, Mr. Kwon was the Vice President of Sales at Neopoint, Inc., a developer and manufacturer of wireless application protocol-enabled handsets. In 1996, Mr. Kwon founded Digital Line, Inc., a reseller of analog wireless phones and served as its Chief Executive Officer until 1998. Mr. Kwon holds a B.A. in Business Administration from Rutgers University.

David Morash joined us in January 2004 as Chief Operating Officer, and was appointed to our board of directors in March 2004. He was appointed to President in May 2004. Since August 2004, Mr. Morash has also served as Acting Chief Financial Officer. Prior to joining us, Mr. Morash served as Executive Vice President and Chief Financial Officer of REMEC, Inc. (Nasdaq: REMC), a telecommunications equipment company, from 2001 to 2003. From 2000 to 2001, Mr. Morash served as Executive Vice President and Chief Financial Officer at Wireless Knowledge, a San Diego-based joint venture between Qualcomm (Nasdaq: QCOM) and Microsoft (Nasdaq: MSFT). From 1994 to 2000, Mr. Morash was Executive Vice President and Chief Financial Officer of Safeskin Corporation, a medical supply company. Mr. Morash holds an M.B.A. from Columbia Graduate School of Business and a B.A. from Columbia College.

Lixin Cheng joined us in January 2004 as President of Axesstel California. Mr. Cheng now serves as our Executive Vice President and President of Fixed Wireless Group to oversee manufacturing, research and development, product management, marketing and sales. He was appointed to our board in November 2004. From 2001 to 2004, he served as Director of Business Management at Ericsson Wireless Communications Inc., a San Diego-based affiliate of Telefon AB Ericsson LM (Nasdaq: ERICY), a global provider of mobile wireless handsets. In such role, he was responsible for developing and managing Ericsson CDMA business activities in various markets in Japan, South Korea, Europe, Middle East, Central Asia and Africa. Before moving to the United States in 2001, Mr. Cheng held the position of Vice President of Sales & Supply at Nanjing Ericsson Panda Communications Co., Ltd., a China-based affiliate of Ericsson. Mr. Cheng holds an M.B.A. in International Business Management from the International University of America in San Francisco and a B.S. in Information and Electronics Engineering from Zhejiang University in China.

Patrick Gray joined us in March 2004 as our Vice President, Controller. From 1996 to 2004, he performed various finance and accounting roles including serving as VP-Corporate Controller and VP-Controller of Global Operation at REMEC, Inc. Mr. Gray holds an M.B.A. from Pepperdine University and a B.S. in Business Administration with a concentration in accounting from California State University, Northridge.

Alireza Saifi joined us in July 2004 as Vice President, Finance. From 2003 to 2004, he served as our outside investor relations advisor. From 2002 to 2003, Mr. Saifi was a Principal, Research Analyst, at Halpern Capital, a research and investment banking firm covering telecommunication, technology and special situation companies. From 2000 to 2001, Mr. Saifi was a Principal, Strategy Consultant in the Global Telecommunication Practice of PA Consulting Group, an information technology and management consulting company. From 1998 to 2000, Mr. Saifi served as the founder and Chief Executive Officer of an Internet search and community portal company focused on distance learning and application sharing. From 1996 to 1998, Mr. Saifi was part of the research team at Deutsche Bank Securities (NYSE: DB), an investment bank, covering the mobile satellite service and enterprise resource planning applications sectors. Mr. Saifi holds a B.S. in finance from Fordham University.

Jai Bhagat has served as one of our directors since August 2003. In 2000, he founded AIR2LAN, a broadband service provider, and currently serves as its Chairman of the board of directors. Prior to founding AIR2LAN, Mr. Bhagat co-founded SkyTel Communications, Inc., a wireless messaging services company, and served as its Vice Chairman and Chief Executive Officer prior to its acquisition by WorldCom in 1999. Mr. Bhagat also previously served as Chairman of “License Exempt” sector of Wireless Communications Association International, a national trade association representing the broadband wireless industry. Mr. Bhagat served on the Southern Governor’s Association Advisory Committee on Research, Development and Technology, and he was also recently appointed by the Governor of Mississippi to serve on Momentum Mississippi, a group formed by the Governor to help formulate a long-range economic development plan for Mississippi. He currently serves on the board of directors of JP Mobile, a Texas-based company that designs and markets advanced messaging software and solutions for handheld devices and wireless communications devices. Mr. Bhagat holds an M.S. in Electrical Engineering from Howard University and a B.S. in Electrical Engineering from Bits Pilani in India.

Harry Casari has served as one of our directors since August 2004. Mr. Casari worked as a certified public accountant for Ernst & Young LLP from 1969 until 1994, when he retired as a partner. Mr. Casari currently serves as Chairman of the board of directors of Meade Instruments Corporation (Nasdaq: MEAD), an optics and telescope manufacturer, and as a member of the board of directors of Cohu, Inc. (Nasdaq: COHU), a semiconductor equipment, television camera, metal detection instrumentation and microwave communications equipment manufacturer and as a member of the board of directors of Orange 21, Inc. (Nasdaq: ORNG), a designer, developer and manufacturer of premium products for the action sports and youth lifestyle market. Mr. Casari holds a B.S. in Business Administration from the University of Denver.

Haydn Hsieh has served as one of our directors since April 2004. Mr. Hsieh is currently the President and Chief Executive Officer of Wistron NeWeb Corporation. He formerly served as the Chairman of Acer Enrich Technology Corp, a subsidiary of Acer Group, a Taiwanese information-technology company. He has held various positions within the Acer Group, a diversified provider of information technology services, since 1981. Mr. Hsieh attended an M.B.A. from National ChengChi University and holds a B.E.E. from Ta-Tung Institute of Technology in Taiwan.

Åke Persson has served as one of our directors since November 2004. From 1999 until his retirement in February 2004, Mr. Persson was the President of Ericsson’s CDMA Systems Business Unit and President of Ericsson Wireless Communications Inc. in San Diego. From 1995 to 1999, Mr. Persson was the Vice President for

Marketing and Sales for Ericsson Radio Systems, encompassing all wireless activities of the global Ericsson organization. From 1993 to 1995, he was the Vice President of Business Development for Ericsson US. Between 1970 and 1993, he served Ericsson in a number of other roles, including Vice President and General Manager of Ericsson’s Mobile Voice and Data Systems from 1984 to 1989. In addition to his experience with Ericsson, for two years, Mr. Persson was the Executive Vice President of RAM Mobile Data, Inc., a nationwide data service provider, which was subsequently acquired by BellSouth International, Inc. Mr. Persson holds a B.Sc. in Theoretical Physics and Mathematics from the University of Uppsala, Sweden.

Eric Schultz has served as one of our directors since August 2004. Mr. Schultz was a founding partner, and has served since 2002 as Senior Partner, of Quantia Partners, LLC, which provides capital and consulting to early-stage companies focused on mobile enterprise. Since 2003, Mr. Schultz also has served as Chairman and Chief Executive Officer of Quantia Communications, LLC, a convergent communications software provider. From 2000 to 2002, Mr. Schultz was the Chairman and Chief Executive Officer of Wireless Knowledge, a San Diego-based joint venture between Qualcomm and Microsoft. In 1989, Mr. Schultz founded the MESA Group, an e-mail/groupware migration provider, which he managed until its acquisition by Microsoft in 1998. From 1997 to 2000, Mr. Schultz was the Worldwide Director for Wireless Strategy and Sales and the Group Program Manager for Microsoft’s Enhanced Platform Product Unit. In 1986, Mr. Schultz founded Blossom Software, Inc., which developed Lotus 1-2-3 aftermarket products. Mr. Schultz holds a B.A. in Biology and Computer Science from Harvard College.

Seung Taik Yang, Ph.D. has served as one of our directors since August 2003. Dr. Yang is currently the President of Tongmyong University of Information Technology in Busan, South Korea. From 2001 to 2002, Dr. Yang served as the Minister of Information and Communications for the Republic of Korea. Prior to serving as the Minister of Information and Communications, Dr. Yang was a chair professor at Kwangwoon University and at the Information and Communications University. In 1998, Dr. Yang established the Information and Communications University and became its first President. Between 1992 and 1998, Dr. Yang was President of the Electronics and Telecommunications Research Institute, served as Commissioner of the Korean Communications Commission, and was a member of the Presidential Council for Science and Technology. From 1986 to 1992, Dr. Yang founded and was President of Korea Informatics Telesis, Inc. and Korea Telecomm International, both of which are telecommunication companies and subsidiaries of Korea Telecom. Dr. Yang holds a Ph.D. in Electrical Engineering from the Polytechnic Institute of Brooklyn, an M.S. in Electrical Engineering from Virginia Polytechnic Institute and a B.S. in Electrical Engineering from Seoul National University in South Korea.

Board Committees

Our board of directors has an audit committee, a compensation committee and a nominating and governance committee. Our board of directors may also establish in the future any other committees that it deems necessary or advisable.

Audit Committee.  The members of our audit committee are Harry Casari, Eric Schultz and Åke Persson, each of whom qualifies as an independent director under the current American Stock Exchange and SEC rules and regulations. Mr. Casari chairs the audit committee and qualifies as an “audit committee financial expert,” as contemplated by Item 401(e) of Regulation S-B. Our audit committee, among other things:

•	selects the independent auditors, considering independence and effectiveness;

•	discusses the scope and results of the audit with the independent auditors and reviews with management and the independent auditors our interim and year-end operating results;

•	considers the adequacy of our internal accounting controls and audit proceeds;

•	reviews and approves all audit and non-audit services to be performed by the independent auditors; and

•	administers the whistleblower policy.

The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent auditors and for overseeing their work.

Compensation Committee.  The members of our compensation committee are Jai Bhagat, Eric Schultz and Åke Persson, each of whom qualifies as an independent director under the current American Stock Exchange and SEC rules and regulations. Mr. Schultz chairs the compensation committee. Our compensation committee, among other things:

•	reviews and approves performance goals and objectives for executive officers, and recommends to the board of directors the compensation level of the executive officers;

•	reviews and makes recommendations to our board of directors with respect to our equity incentive plans;

•	administers and makes grants under our 2004 Equity Incentive Plan; and

•	establishes and reviews general policies relating to compensation and benefits of our employees.

Nominating and Governance Committee.  The members of our nominating and governance committee are Jai Bhagat, Harry Casari and Seung Taik Yang, each of whom qualifies as an independent director under the current American Stock Exchange and SEC rules and regulations. Mr. Bhagat chairs the nominating and governance committee. Our nominating and governance committee, among other things:

•	identifies, evaluates and recommends nominees to our board of directors and committees of our board of directors;

•	conducts searches for appropriate directors;

•	evaluates the performance of our board of directors and of individual directors;

•	reviews developments in corporate governance practices;

•	evaluates the adequacy of our corporate governance practices and reporting; and

•	makes recommendations to the board concerning corporate governance matters.

Director Compensation

Until August 2004, our non-employee directors did not receive cash fees as compensation for their services. Beginning in August 2004, we began compensating our non-employee directors in the amount of $2,500 per calendar quarter. It has been our policy to reimburse our directors for their reasonable out-of-pocket expenditures.

Each non-employee director who joined our board prior to August 2004 was granted 30,000 restricted shares of our common stock when such director first joined our board. These grants vested as to one-third of the shares on the date of the first board meeting the director attended, and an additional one-third of the shares on each of the first and second anniversaries following the director’s first board meeting attended. Beginning in August 2004, new non-employee directors have been entitled to 45,000 restricted shares of our common stock on the date of the appointment or election of such director to the board or upon a later date of acceptance. One-third of these shares vest immediately, and an additional one-third of these shares will vest on each of the first and second anniversaries of the date of grant. In addition, on the third anniversary of joining the board and each subsequent anniversary, each then-serving non-employee director will receive a fully vested option to purchase 15,000 shares of common stock with an exercise price equal to the fair market value of the common stock on the date of grant and expiring ten years after the date of grant, subject to earlier termination as provided in the 2004 Equity Incentive Plan, but will vest as if they were granted on the date of the appointment or election of such director to the board or the later date of acceptance, if applicable. In November 2004, Mr. Bhagat, Dr. Yang and Mr. Hsieh each received an additional 15,000 restricted shares of common stock vesting immediately as to one-third of the shares and as to one-third of the shares on each of the first and second anniversaries of the date of each such director joined our board. These shares were issued upon the effective date of the approval of our stockholders of our 2004 Equity Incentive Plan in accordance with our policies adopted in August 2004. The restricted shares of common stock granted to each of our outside directors who joined our board in or after August 2004 were issued in November 2004 upon the effective date of the approval of our stockholders of our 2004 Equity Incentive Plan. See “Stock Incentive Plans—2004 Equity Incentive Plan” below. All of the shares so granted are being treated for vesting purposes as if they had been granted on the date each such director first joined our board.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has at any time been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Code of Ethics

We have adopted a “Code of Ethics for Directors, Officers and Employees”, a code of ethics that applies to all employees, including our executive officers. A copy of our Code of Ethics for Directors, Officers and Employees has previously been filed with the Commission and is incorporated by reference to this annual report. In the event that we make any amendments to, or grant any waivers of, a provision of the Code of Ethics for Directors, Officers and Employees that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were met in a timely manner, except in the following instances: Mr. Lixin Cheng, Mr. Patrick Gray, Mr. Haydn Hsieh and Mr. Alireza Saifi, each an officer and/or director, each filed late a Form 3 disclosing his holdings as of the date he became an officer and/or director; Wistron NeWeb Corporation, a 10% stockholder, filed late a Form 3 disclosing its holdings as of the date it became a 10% stockholder, and one Form 4 reporting one transaction, a sale of common stock; Mr. Haydn Hsieh, a director, filed late two Forms 4, one disclosing a grant of common stock and one disclosing a sale of common stock by Wistron NeWeb Corporation, an entity controlled by Mr. Hsieh; Mr. David Morash, Mr. Patrick Gray and Mr. Alireza Saifi, each an officer and/or director, each filed late one Form 4 disclosing one transaction, an option grant; Mr. Lixin Cheng, an officer, filed late one Form 4 disclosing two transactions, an option grant and a grant of common stock; and Mr. Jai Bhagat, Mr. Bobby Cha, Mr. John Chough, Mr. Craig Hagopian and Mr. Mike H.P. Kwon, each an officer and/or director, each filed late one Form 5.

Additionally, in January 2005, Mr. Lixin Cheng and Mr. Patrick Gray, each an officer and/or director, each filed late one Form 4 reporting one transaction, an option grant, and Mr. Mike H.P. Kwon, an officer and director, filed late one Form 4 reporting one transaction, the purchase of common stock upon the exercise of a stock option held by Mr. Kwon.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid to our named executive officers during the fiscal years ended December 31, 2004, 2003 and 2002. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and the four other most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2004.

Summary Compensation Table

		Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)(2)		Securities Underlying Options / Warrants
Mike H.P. Kwon Chairman and Chief Executive Officer	2004 2003 2002	$ $ $	265,000 243,000 160,000	$ $ $	— 60,000 —	$ $ $	17,778 15,709 10,666	— — 1,227,171

Satoru Yukie President and Chief Executive Officer (former)(1)	2004 2003 2002	$ $ $	97,062 220,000 100,000	$ $ $	— 50,000 —	$ $ $	— — —	— — 1,294,367

David Morash President, Chief Operating Officer and Acting Chief Financial Officer	2004		$178,000		$—		$9,000	500,000

Lixin Cheng Director and Executive Vice President	2004		$160,042		$64,500		$5,633	250,000

Jin Yong (Jason) Kim Executive Vice President	2004 2003 2002	$ $ $	170,000 160,000 116,333	$ $ $	— 35,000 —	$ $ $	8,171 6,127 —	150,000 — 234,315

Patrick Gray Vice President, Controller	2004		$103,278		$—		$—	100,000

(1)	Mr. Yukie resigned as our President and Chief Executive Officer effective May 7, 2004. Mr. Kwon was appointed our Chief Executive Officer and Mr. Morash was appointed our President in May 2004 following Mr. Yukie’s resignation.
(2)	Other compensation consists of an automobile allowance.

During 2004, we hired the following executive officers: David Morash, our President, Chief Operating Officer and Acting Chief Financial Officer, whose annual salary is $180,000, and is expected to increase to $260,000 upon completion of our planned public offering; Lixin Cheng, our Executive Vice President, whose annual salary is $192,000; Patrick Gray, our Vice President, Controller, whose annual salary is $165,000; and Alireza Saifi, our Vice President, Finance, whose annual salary is $155,000. In addition, each of these individuals are eligible to receive a bonus each year in accordance with our bonus plan. These individuals, together with Mike H.P. Kwon, comprise our current executive officers.

Options and Warrants

The following table shows all stock options granted during fiscal year 2004 to the executive officers named in the Summary Compensation Table. These options were granted under our 2004 Equity Incentive Plan and the stock option plans established by our board of directors in March 2003 and September 2003. No stock appreciation rights were granted during the last fiscal year.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price Per Share	Expiration Date
					5%	10%
Mike H.P. Kwon	—	—	—	—	—	—
Satoru Yukie	—	—	—	—	—	—
David Morash	500,000	34.6%	$2.50	1/5/2014	$786,118	$1,992,178
Lixin Cheng	200,000	13.8%	$2.15	1/19/2014	$270,425	$685,309
Lixin Cheng	50,000	3.5%	$3.25	12/31/2014	$102,195	$258,983
Jin Yong (Jason) Kim	—	—	—	—	—	—
Patrick Gray	50,000	3.5%	$2.25	3/15/2014	$70,751	$179,296
Patrick Gray	50,000	3.5%	$3.25	12/31/2014	$102,195	$258,983

(1)	Each option vests in equal installments on a quarterly basis over a 36-month period. The exercise price of each option shown in the table was the fair market value on the date of grant, and all options have ten-year terms. Vesting for each option accelerates in the event of a change of control, including a merger, sale or liquidation.
(2)	In fiscal year 2004, we granted options to purchase a total of 1,446,000 shares to employees, directors and consultants under all of our stock option plans.
(3)	The potential realizable value is calculated based on the original option term and the assumption that the market value of the underlying stock increases at the stated values, compounded annually over the term of the option. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. These assumed rates of appreciation do not represent our estimate or projection of the appreciation of our common stock, and actual gains will depend on the future performance of our common stock.

The following table sets forth information concerning options exercised and unexercised warrants and options held by our executive officers as of December 31, 2004. None of the named executive officers exercised any options during the year ended December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired or Exercised (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/04		Value of Unexercised in the Money Options at 12/31/04(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Mike H.P. Kwon	300,000	$1,152,000(2)	1,521,486	26,125	$4,735,904	$69,231
Satoru Yukie	—	—	1,252,367	—	3,960,267	—
David Morash	83,333	$33,333(3)	41,667	375,000	31,250	281,250
Lixin Cheng	—	—	50,000	200,000	55,000	165,000
Jin Yong (Jason) Kim	—	—	516,822	16,625	1,560,225	44,056
Patrick Gray	—	—	12,500	87,500	12,500	37,500

(1)	Represents the difference between the $3.25 closing selling price of our common stock on December 31, 2004, and the exercise price(s) of the named executive officer’s options.

(2)	Represents the difference between the $4.10 per share closing price on October 21, 2004, the date of exercise, and the exercise price of the option, $0.26 per share.
(3)	Represents the difference between the $2.90 per share closing price on July 26, 2004, the date of exercise, and the exercise price of the option, $2.50 per share.

Employment Contracts, Termination of Employment Arrangements and Change of Control Agreements

Mike H.P. Kwon.  In November 2004, we entered into an employment agreement with Mike H.P. Kwon under which Mr. Kwon is employed as our Chief Executive Officer. The agreement provides for a base salary of $265,000, which will increase to $310,000 upon the completion of our planned public offering, and for Mr. Kwon to be eligible for an annual performance bonus under the terms of our incentive compensation plans that may be adopted from time to time. Mr. Kwon is also entitled to a vehicle allowance of $1,490 per month, and we are obligated to obtain and maintain one or more life insurance policies for Mr. Kwon, payable to his designated beneficiaries, with an aggregate death benefit of $5,000,000. The agreement also includes a termination provision stating that if we terminate Mr. Kwon’s employment without cause, or if Mr. Kwon terminates his employment for good reason, we will be obligated to pay to Mr. Kwon a severance benefit equivalent to 18 months base salary in one lump-sum payment, and all of his outstanding stock options and any other equity awards we may grant to him in the future will immediately vest in full. The agreement also provides that Mr. Kwon will be included on the recommended slate of directors nominated for election at our annual stockholder meetings so long as Mr. Kwon serves as our Chief Executive Officer.

David Morash.  In November 2004, we entered into an employment agreement with David Morash under which Mr. Morash will be employed as our President and Chief Operating Officer. The agreement provides for a base salary of $180,000, which will increase to $260,000 upon the completion of our planned public offering, and for Mr. Morash to be eligible for an annual performance bonus under the terms of our incentive compensation plans that may be adopted from time to time. Mr. Morash is also entitled to a vehicle allowance of $1,000 per month, and we are obligated to obtain and maintain one or more life insurance policies for Mr. Morash, payable to his designated beneficiaries, with an aggregate death benefit of $5,000,000. The agreement also includes a termination provision stating that if we terminate Mr. Morash’s employment without cause, or if Mr. Morash terminates his employment for good reason, we will be obligated to pay to Mr. Morash a severance benefit equivalent to 18 months base salary in one lump-sum payment, and all of his outstanding stock options and any other equity awards we may grant to him in the future will immediately vest in full. The agreement also provides that Mr. Morash will be included on the recommended slate of directors nominated for election at our annual stockholder meeting so long as Mr. Morash serves as our President and Chief Operating Officer.

Lixin Cheng.  We entered into a letter agreement, dated as of December 22, 2003, with Mr. Cheng under which Mr. Cheng became our Executive Vice President beginning in January 2004. The letter agreement provides for a base salary of $167,000, the grant of 30,000 shares of our common stock and the grant of an option to purchase 200,000 shares of our common stock. In December 2004, the compensation committee voted to increase Mr. Cheng’s current annual base salary to $192,000 as of January 1, 2005, and the committee granted to Mr. Cheng an additional option to purchase 50,000 shares of our common stock. Mr. Cheng’s employment is terminable at-will by us or by Mr. Cheng for any reason, with or without notice.

Patrick Gray.  We entered into a letter agreement, dated as of February 11, 2004, with Mr. Gray under which Mr. Gray is employed as Vice President, Controller. The letter agreement provides for a base salary of $130,000 and the grant of an option to purchase 50,000 shares of our common stock. In December 2004, the compensation committee voted to increase Mr. Gray’s current annual base salary to $165,000 as of January 1, 2005, and the committee granted to Mr. Gray an additional option to purchase 50,000 shares of our common stock. Mr. Gray’s employment is terminable at-will by us or by Mr. Gray for any reason, with or without notice.

Alireza Saifi.  We entered into a letter agreement, dated as of July 8, 2004, with Mr. Saifi under which Mr. Saifi is employed as our Vice President, Finance. The letter agreement provides for a base salary of $155,000 and the grant of an option to purchase 150,000 shares of our common stock. Mr. Saifi’s employment is terminable at-will by us or by Mr. Saifi for any reason, with or without notice.

Incentive Bonus Plan

Our board of directors adopted and approved the Incentive Bonus Plan for Employees of Axesstel, Inc. in August 2004, which we refer to as our Incentive Bonus Plan. Under the Incentive Bonus Plan, all of our employees who work for us for at least 180 consecutive days and are employed at the date of the bonus payment will be eligible for a yearly cash bonus. For each fiscal year, a bonus pool will be determined by our compensation committee using a formula pre-approved by our board of directors. For 2004, the bonus pool will be determined based upon a net adjusted earnings target to be determined by the board in its discretion. If the target is not met, the bonus pool will be zero. If the target is met, the bonus pool will be 20% of the first $2.0 million of net adjusted earnings and 25% of any excess net adjusted earnings.

The total bonus pool will be divided on a percentage basis among levels of eligible employees, and each level will be assigned a pre-set percentage of the total bonus pool. The three levels established under the plan for 2004, and the percentages of the bonus pool assigned to each level are as follows: (1) 45% for executive, (2) 30% for middle management and corporate staff, and (3) 25% for engineering and research and development. Each year after 2004, the compensation committee will establish the pre-set level percentages in its discretion. The compensation committee will determine individual payments for the executive level, and management will determine individual payments for all other eligible employees.

Stock Incentive Plans

As of December 31, 2004, we had an aggregate of 1,472,607 shares of common stock available for issuance under our stock incentive plans. In addition, we assumed stock options and compensatory stock warrants exercisable for an aggregate of 4,382,565 shares in connection with our acquisition of Axesstel California, 4,082,565 of which were outstanding as of December 31, 2004. The following is a description of our plans.

Equity Incentive Plan

The 2004 Equity Incentive Plan, which we refer to as our 2004 Equity Plan, was adopted by our board of directors in September 2004 and by our stockholders in November 2004. As of December 31, 2004, 180,000 restricted shares of common stock and options to purchase 374,000 shares of our common stock have been granted pursuant to the 2004 Equity Plan.

Share Reserve.  Under the 2004 Equity Plan, we have initially reserved for issuance an aggregate of 4,093,842 shares. The Prior Plans discussed below will no longer be available for new grants, and the initial share reserve under the 2004 Equity Plan will adjust downward to the extent that shares are issued upon exercise of options under the Prior Plans. Subject to a maximum of 11,593,842 shares that can be subject to the 2004 Equity Plan in the aggregate, the number of shares subject to the 2004 Equity Plan will increase each year by the least of:

•	three percent of our then outstanding shares;

•	750,000 shares; or

•	a number of shares determined by the board.

Administration.  The 2004 Equity Plan may be administered by the board or a committee of the board. In the case of awards intended to qualify as “performance-based-compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, or the Code, the committee will consist of two or more outside directors within the meaning of Section 162(m) of the Code. The administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, the exercisability of the awards and the form of consideration payable upon exercise. The administrator also has the power to implement an award transfer program, whereby awards may be transferred to a financial institution or other person or entity selected by the administrator, and an exchange program whereby outstanding awards are surrendered or cancelled in exchange for awards of the same type, which may have lower exercise prices and different terms. Our board has delegated administration of the 2004 Equity Plan to our compensation committee.

Eligibility.  Awards under the 2004 Equity Plan may be granted to any of our employees, directors or consultants or those of our affiliates.

Options.  With respect to nonstatutory stock options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Code and incentive stock options, the exercise price must be at least equal to the fair market value of our common stock on the date of grant. In addition, the exercise price for any incentive stock option granted to any employee owning more than 10% of our common stock may not be less than 110% of the fair market value of our common stock on the date of grant. The term of any stock option may not exceed ten years, except that with respect to any participant who owns 10% or more of the voting power of all classes of our outstanding capital stock, the term for incentive stock options must not exceed five years.

Stock Awards.  The administrator may determine the number of shares to be granted and impose whatever conditions to vesting it determines to be appropriate, including performance criteria. The criteria may be based on financial performance, personal performance evaluations and/or completion of service by the participant. The administrator will determine the level of achievement of performance criteria. Unless the administrator determines otherwise, shares that do not vest typically will be subject to forfeiture or to our right of repurchase, which we may exercise upon the voluntary or involuntary termination of the participant’s service with us for any reason, including death or disability.

Stock Appreciation Rights  We may pay the appreciation either in cash, shares of our common stock with equivalent value, other property or some combination of the foregoing, as determined by the administrator.

Cash Awards.  The administrator will establish the performance criteria and level of achievement versus these criteria, which will determine the target and the minimum and maximum amount payable under a cash award. The criteria may be based on financial performance and/or personal performance evaluations.

Adjustments upon Merger or Change in Control.  The 2004 Equity Plan provides that in the event of a merger with or into another corporation or a “change in control,” including the sale of all or substantially all of our assets, and certain other events, our board (or a committee of the board) may, in its discretion, provide for some or all of:

•	assumption or substitution of, or adjustment to, each outstanding award;

•	acceleration of the vesting of options and stock appreciation rights;

•	termination of any restrictions on stock awards or cash awards; or

•	cancellation of awards in exchange for a cash payment to the participant.

Amendment and Termination.  The administrator has the authority to amend, alter or discontinue the 2004 Equity Plan, subject to the approval of the stockholders, but no amendment will impair the rights of any award, unless mutually agreed to between the participant and the administrator.

Other Plans

Prior Plans

Prior to the adoption of the 2004 Equity Plan, our board adopted three stock option plans reserving a total of 2,893,842 shares, which we refer to as the Prior Plans. The Prior Plans were adopted on September 16, 2002 (911,671 shares), March 5, 2003 (982,171 shares) and September 29, 2003 (1,000,000 shares). Options with respect to 2,010,902 shares are outstanding under the Prior Plans as of December 31, 2004. Each of these plans provides for the issuance of non-statutory stock options to our employees, directors and consultants, with an exercise price equal to the fair market value of our common stock on the date of grant. All options granted under the Prior Plans vest quarterly over three years. Our board delegated authority to grant options under the Prior

Plans to a special stock option committee consisting of one director, Mike H.P. Kwon. Mr. Kwon did not however have authority to grant options to himself. In late 2002 and early 2003, the stock option committee issued options for 164,000 shares to certain employees at a price below fair market value to satisfy promises made to such employees. These grants were subsequently ratified by the full board of directors. No additional options may be granted under the Prior Plans.

Assumed Options and Warrants

In connection with our acquisition of Axesstel California, we assumed stock options and warrants granted to employees, directors and consultants for an aggregate of 4,382,565 shares. As of December 31, 2004, 4,082,565 of these options and warrants remain outstanding. The board of directors determined to accelerate the vesting of all outstanding options upon our assumption of those options.

Limitation of Liability and Indemnification of Directors and Officers

As permitted by Section 78.7502 of the Nevada Revised Statutes, which we refer to as the NRS, our articles of incorporation provide that we must indemnify each person who is or was or who had agreed to become one of our directors or officers to the full extent permitted by the NRS or any other applicable laws. Consequently, our directors and officers generally will not be personally liable to us or our stockholders for monetary damages unless:

•	the director’s or officer’s act or failure to act constitutes a breach of his fiduciary duties as a director or officer, and his breach of those duties involves intentional misconduct, fraud or a knowing violation of law; or

•	the director or officer does not act in good faith and in a manner which he reasonably believes to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, the director or officer had no reasonable cause to believe his conduct was unlawful.

Our articles of incorporation also provide that no amendment or repeal of the articles of incorporation will apply to or have any effect on the right to indemnification for acts or omissions occurring in whole or in part before the effective date of such amendment or repeal.

Our bylaws provide that we must indemnify to the fullest extent authorized by law any person made or threatened to be made a party to an action or a proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that such person or such person’s legal representative was or is one of our (or any of our predecessors) directors or officers or serves or served any other enterprise as a director or officer at our or our predecessor’s request. Our bylaws also provide that we must pay the expenses that any of our officers or directors incur in defending a civil or criminal action, suit or proceeding as they are incurred and in advance of the final disposition of the action, suit or proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to indemnification by us. Our bylaws also provide that we may enter into one or more agreements with any person which provides for indemnification greater or different than that provided in such articles of incorporation.

We have entered into and expect to continue to enter into indemnification agreements with certain of our directors and officers. Generally, these agreements attempt to provide the maximum protection permitted by law with respect to indemnification. The indemnification agreements provide that we will maintain directors’ and officers’ liability insurance in reasonable amounts from established insurers, subject to certain limitations. The indemnification agreements also provide for partial indemnification for a portion of expenses incurred by a director or officer even if the director or officer is not entitled to indemnification for the total amount. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

We currently maintain insurance on behalf of any person who is a director or officer against any loss arising from any claim asserted against him and incurred by him in any such capacity, subject to certain exclusions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was a director, officer, employee or other agent of our company or is or was serving at our request as a director, officer, employee or agent of another entity regarding which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM	11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning the beneficial ownership of the shares of our common stock as of February 2, 2005 by:

•	each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock;

•	each of our named executive officers and current directors; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Percentage of beneficial ownership is based on 12,318,176 shares outstanding on February 2, 2005. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 2, 2005 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address: (1)	Number of Shares Beneficially Owned	Percent of Class(2)
5% or Greater Stockholders:
Entities affiliated with ComVentures (2) 305 Lytton Avenue Palo Alto, CA 94301	2,033,334	16.5%
Entities affiliated with Nikko Antfactory K.K. (3) Tokio Marine Building, 5th Floor Shinkan 1-2-1, Marunochi Chiyoda-ku, Tokyo 100-0005 Japan	916,752	7.4%

Directors and Executive Officers:
Mike H.P. Kwon (4)	4,280,164	31.5%
Satoru Yukie (5)	1,252,367	9.2%
David Morash (6)	176,667	1.4%
Lixin Cheng (7)	96,667	*
Jin Yong (Jason) Kim (8)	625,245	5.1%

Name and Address: (1)	Number of Shares Beneficially Owned	Percent of Class(2)
Patrick Gray (9)	16,667	*
Jai Bhagat (10)	45,000	*
Harry Casari (10)	48,000	*
Haydn Hsieh (10)	645,000	5.2%
Eric Schultz (10)	45,000	*
Seung Taik Yang (10)	45,000	*
Åke Persson (10)	45,000	*
All current executive officers and directors as a group (11 persons)(11)	5,490,165	39.6%

*	Less than one percent.
(1)	Except as otherwise indicated, the address for each beneficial owner is 6815 Flanders Drive, Suite 210, San Diego, California 92121.
(2)	Includes 1,907,279 shares held by ComVentures V, L.P.; 118,251 shares held by ComVentures V-B CEO Fund, L.P.; and 7,804 shares held by ComVentures V Entrepreneurs’ Fund, L.P. ComVen V, LLC is the general partner of each of the foregoing entities.
(3)	Includes 408,376 shares, and 50,000 shares subject to warrants exercisable within 60 days of February 2, 2005, held by NC No. 7 Investment Enterprise Partnership; and 408,376 shares and 50,000 shares subject to warrants exercisable within 60 days of February 2, 2005, held by NC No. 8 Investment Enterprise Partnership. Nikko Antfactory K.K. is the executive partner of both NC No. 7 Investment Enterprise Partnership and NC No. 8 Investment Enterprise Partnership. Kazunori Ozaki is the Chief Executive Officer of Nikko Antfactory K.K., and exercises voting and investment control over these securities.
(4)	Shares of common stock beneficially owned include 1,257,430 shares subject to options and warrants exercisable within 60 days of February 2, 2005. Mr. Kwon is our Chairman and Chief Executive Officer.
(5)	Shares of common stock beneficially owned represent 1,252,367 shares subject to options and warrants exercisable within 60 days of February 2, 2005. Mr. Yukie formerly served as our Chief Executive Officer, President and a director.
(6)	Shares of common stock beneficially owned include 83,334 shares subject to options exercisable within 60 days of February 2, 2005 and 10,000 shares held by a family trust of which Mr. Morash, is the trustee. Mr. Morash is our President, Chief Operating Officer, Acting Chief Financial Officer and a director.
(7)	Shares of common stock beneficially owned include 66,667 shares subject to options exercisable within 60 days of February 2, 2005. Mr. Cheng serves as our Executive Vice President, President of Fixed Wireless Group and a director.
(8)	Shares of common stock beneficially owned include 55,417 shares subject to options exercisable within 60 days of February 2, 2005. Mr. Kim serves as our Executive Vice President, New Business Development.
(9)	Shares of common stock beneficially owned include 16,667 shares subject to options exercisable within 60 days of February 2, 2005. Mr. Gray serves as our Vice President, Controller.
(10)	Shares of common stock beneficially owned include 30,000 shares subject to repurchase within 60 days of February 2, 2005, for each of Mr. Bhagat, Mr. Casari, Mr. Schultz and Dr. Yang, who are directors of our company.
(11)	Shares beneficially owned include 1,549,098 shares subject to options and warrants exercisable within 60 days of February 2, 2005. The aggregate number of shares of common stock owned by all current officers and directors excludes the shares beneficially owned by Satoru Yukie and Jin Yong (Jason) Kim and includes the shares held by Alireza Saifi, our Vice President, Finance.

Equity Compensation Plans

The following table describes our equity compensation plans as of December 31, 2004:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities referenced in column (a)) (c)
Equity compensation plans approved by our stockholders	347,000		$3.49	1,472,607
Equity compensation plans not approved by our stockholders	6,676,757	(1)	$0.78	0

(1)	Includes (i) options to purchase 1,749,527 shares of common stock with a weighted average exercise price of $0.21 per share, all of which options were granted pursuant to the 2001 Stock Option Plan of Axesstel California and assumed by us in connection with the Corporate Combination Agreement between Miracom and Axesstel California; (ii) options to purchase 2,010,902 shares of common stock granted pursuant to our stock option plans established by the Board of Directors in September 2002, March 2003 and September 2003 with a weighted average exercise price of $1.83 per share; (iii) 320,000 shares of common stock subject to warrants issued to various consultants in 2002 and 2003 with a weighted average exercise price of $2.50 per share; (iv) 200,000 shares of common stock subject to a warrant with an exercise price of $.60 per share issued to Jimmy Sung, our President and Chairman prior to our acquisition of Axesstel California, in September 2002 for services rendered; and 63,290 shares of common stock subject to warrants issued to a finder in March 2004 and August 2004 for services rendered. Also includes (i) 1,122,671 shares of common stock subject to a warrant issued to Mike HP Kwon with an exercise price of $0.07 per share, and (ii) 1,210,367 shares of common stock subject to a warrant issued to Satoru Yukie, our former Chief Executive Officer, with an exercise price of $0.07 per share, both of which warrants were assumed by the Company in connection with the Corporate Combination Agreement between Miracom and Axesstel California.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Wistron NeWeb Corporation

We use Wistron NeWeb Corporation exclusively as our contract manufacturer. During 2004, we received $52.5 million of product from WNC. During this period, we paid $38.9 million to WNC, and the amount payable at December 31, 2004 was $13.6 million. As of December 31, 2004, WNC owned 4.4% of our outstanding common stock. In addition, Mr. Haydn Hsieh, one of our directors, is also the President and Chief Executive Officer of WNC. In October 2004, WNC sold 500,000 shares of common stock to private equity funds managed by ComVentures.

Relationship with our Prior Independent Auditor

Kenny H. Lee CPA Group, Inc., which we refer to as Kenny Lee Group, acted as our independent auditor for the fiscal years ended December 31, 2001 and 2002 and from January 1, 2003 through November 3, 2003. In December 2002, our board extended an invitation to Kenny H. Lee, the Chief Executive Officer and Managing Director of Kenny Lee Group, to serve on our board. Mr. Lee declined such invitation. Mr. Lee then accepted a renewed invitation to join our board in June 2003 and served on our board from August 2003 until March 2004, during which time he also served as the chair of our audit committee. Kenny Lee Group completed its work with respect to our quarter ended June 30, 2003 shortly before Mr. Lee was formally appointed to the board. We dismissed Kenny Lee Group as our independent auditor effective as of November 3, 2003. In August 2003, we also issued 30,000 restricted shares of common stock to Mr. Lee in consideration of his services on the board, of which 10,000 shares vested in September 2003 and the remaining 20,000 shares have been cancelled as of August 31, 2004. Mr. Lee voluntarily resigned from our board in March 2004. We repurchased the 10,000 shares of our common stock owned by Mr. Lee at their fair market value of $3.15 per share on September 21, 2004, shortly before Kenny Lee Group commenced its audit work in connection with the restatement of our financial statements for the years ended December 31, 2003 and 2002, and his work in connection with a planned public offering. During the period from January 1, 2003 to December 31, 2003, Kenny Lee Group billed us for $22,060 in audit fees and $5,000 in tax fees. During the period from January 1, 2004 to December 31, 2004, we paid Kenny Lee Group $21,500 in audit fees.

Relationship with ComVentures

In October 2004, we sold 833,334 shares of our common stock to ComVentures at a purchase price of $3.60 per share and, together with concurrent purchases by ComVentures of an additional 1,200,000 shares from existing stockholders, ComVentures became the beneficial owner of approximately 20% of our common stock at that time. In February 2005, we entered into an agreement to sell 270,271 shares of our common stock to ComVentures. The agreement provides for a purchase price was $3.70 per share, which will result in cash proceeds of $1.0 million. The completion of this sale is contingent on approval by the American Stock Exchange of an application for listing of the shares to be issued, which approval is expected to occur in early February 2005. ComVentures has also indicated an interest on behalf of its affiliates in purchasing 500,000 shares of our common stock at the public offering price concurrent with the closing of a planned public offering. As of February 2, 2005, affiliates of ComVentures beneficially own 2,033,334 shares of our common stock, or 16.5% of our outstanding common stock.

Relationship with Qualcomm Incorporated

In November 2000, we entered into a license agreement with Qualcomm to manufacture and sell certain products incorporating Qualcomm’s CDMA technology. For the year ended December 31, 2004, we paid $3.2 million and owed an additional $1.6 million for software purchases, fees and royalties to Qualcomm. These payments do not include the Qualcomm chipsets purchased directly from our contract manufacturer, estimated at $12.8 million for 2004. As of December 31, 2004, Qualcomm owned approximately 5.4% of our outstanding common stock.

Agreements with Officers and Directors

We have entered and expect to continue to enter into indemnification agreements with our directors and officers. Generally, these agreements attempt to provide the maximum protection permitted by law with respect to indemnification. See “Executive Compensation—Limitation of Liability and Indemnification of Directors and Officers.”

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as exhibits to this report:

2.1	Corporate Combination Agreement by and between Miracom Industries, Inc. and Axesstel California effective July 16, 2002(3)

2.2	First Amendment to Corporate Combination Agreement by and between Miracom Industries, Inc. and Axesstel, Inc. dated August 22, 2002(4)

3.1	Articles of Incorporation of the registrant, as amended(57)

3.2	Amended and Restated Bylaws of the registrant(42)

4.1	Specimen Common Stock Certificate(54)

10.1	Convertible Note Purchase Agreement dated January 8, 2004, by and among the registrant, North America Venture Fund II, L.P., Mike H.P. Kwon and Satoru Yukie(5)

10.2	Convertible Term Note issued January 8, 2004, by the registrant to North America Venture Fund II, L.P.(6)

10.3	Common Stock and Warrant Purchase Agreement dated January 8, 2004, by and among the registrant, the parties listed on the schedule of investors attached thereto, Mike H.P. Kwon and Satoru Yukie(7)

10.4	Form of Common Stock Purchase Warrant, exercise price $1.00, dated January 8, 2004(8)

10.5	Form of Common Stock Purchase Warrant, exercise price $2.00 subject to adjustment, dated January 8, 2004(9)

10.6	Securities Purchase Agreement dated March 16, 2004, by and between the registrant and Laurus Master Fund, Ltd.(10)

10.7	Convertible Term Note issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd.(11)

10.8	Security Agreement dated March 12, 2004, by and among the registrant and Laurus Master Fund, Ltd.(12)

10.9	Common Stock Purchase Warrant issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd.(13)

10.10	Registration Rights Agreement dated March 11, 2004, by and among the registrant and Laurus Master Fund, Ltd.(14)

10.11	Letter Agreement with North America Venture Fund II, L.P., dated April 15, 2004(15)

10.12	Lease Agreement for Office Space by and between Axesstel California and Smith Trust dated October 15, 2001(16)

10.13	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004(17)

10.14	Form of Indemnity Agreement for directors and executive officers of the registrant(58)

10.15	Subscriber Unit License Agreement between Axesstel California and Qualcomm Incorporated dated November 14, 2000, as amended +(18)

10.16	Supply Agreement by and between TeleCard Limited and the registrant dated November 2003 +(19)

10.17	Supply Agreement by and between TeleCard Limited and the registrant dated November 2003 +(20)

10.18	Purchase order with Tata Teleservices (Maharashtra) Limited, dated April 20, 2004+(21)

10.19	Purchase order with Tata Teleservices, Ltd., dated April 26, 2004+(22)

10.20	Supply Agreement between BellSouth International, Inc. and Axesstel-California, dated March 18, 2004+(23)

10.21	Form of Common Stock Purchase Warrant issued to finder and its assignees, dated March 11, 2004, in connection with the March 2004 Convertible Note Financing(24)

10.22	Offer Letter for David Morash, dated December 3, 2003*(25)

10.23	Offer Letter for Patrick Gray, dated February 11, 2004*(26)

10.24	Offer Letter for Lixin Cheng, dated December 22, 2003*(27)

10.25	Component Supply Agreement between QUALCOMM CDMA Technologies Asia-Pacific PTE LTD. and Axesstel-California, dated February 28, 2001, as amended+(59)

10.26	DMSS5100 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated December 5, 2002, as amended+(60)

10.27	DMSS5010 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated November 26, 2003+(61)

10.28	AMSS6500 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated April 11, 2004+(62)

10.29	Offer Letter for Alireza Saifi dated July 8, 2004*(63)

10.30	Securities Purchase Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(28)

10.31	Common Stock Purchase Warrant dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(29)

10.32	Security Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(30)

10.33	Registration Rights Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(31)

10.34	Convertible Term Note dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(32)

10.35	Stock Purchase Agreement dated October 12, 2004 between the registrant and certain investors affiliated with ComVentures(33)

10.36	2001 Stock Option Plan*(64)

10.37	Form Notice of Grant of Stock Option (2001 Stock Option Plan)*(65)

10.38	Form Stock Option Agreement (2001 Stock Option Plan)*(66)

10.39	Form Notice of Grant of Stock Option (September 2002, March 2003 and September 2003 Option Pools)*(67)

10.40	Form Stock Option Agreement (September 2002, March 2003 and September 2003 Option Pools)*(68)

10.41	Table of Stock Option Grants under 2001 Stock Option Plan And Prior Plans*(56)

10.42	2004 Equity Incentive Plan*(69)

10.43	Form of Stock Option Agreement (2004 Equity Incentive Plan).* (45)

10.44	Form of Stock Award Agreement (2004 Equity Incentive Plan).*(46)

10.45	Form of Subscription Agreement dated February 2003(36)

10.46	Promissory Note, as amended, dated August 17, 2004, between the registrant and Wells Fargo HSBC Trade Bank, National Association(34)

10.47	Security Agreement: Rights to Payment dated August 17, 2004, between the registrant and Wells Fargo HSBC Trade Bank, National Association(35)

10.48	Warrant to Purchase Common Stock dated September 1, 2002 issued to The Search for Value, Inc.(49)

10.49	Warrant to Purchase Common Stock dated September 1, 2002 issued to Newport Capital Consultants(50)

10.50	Warrant to Purchase Common Stock dated October 1, 2003 issued to The Search for Value, Inc.(51)

10.51	Warrant to Purchase Common Stock dated October 1, 2003 issued to Newport Capital Consultants(52)

10.52	Executive Employment Agreement dated November 9, 2004 between the registrant and Mike H.P. Kwon*(37)

10.53	Executive Employment Agreement dated November 9, 2004 between the registrant and David Morash*(38)

10.54	Form of Release Agreement dated November 4, 2004 (43)

10.55	Settlement Agreement and General Release of All Claims dated November 15, 2004.*(44)

10.56	USB Driver Software Tools Limited Use Agreement between the registrant and QUALCOMM Incorporated dated October 21, 2004. (53)

10.57	Product Purchase Agreement dated as of June 15, 2004 with Data Teleservices Limited and Data Teleservices (Maharashtia) Limited (48)

10.58	Stock Purchase Agreement dated February 2, 2005 between the registrant and certain investors affiliated with ComVentures(70)

10.59	Form of Warrant Agreement to Mike H.P. Kwon and Saton Yukie(71)

14.1	Code of Ethics for Directors, Officers and Employees (39)

16.1	Letter dated December 8, 2003, from Kenny H. Lee CPA Group, Inc.(47)

21.1	Subsidiaries of registrant(41)

23.1	Consent of Gumbiner, Savett, Finkel, Fingleson & Rose, Inc.(2)

24.1	Power of Attorney(55)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission
(1)	Previously filed
(2)	Filed herewith
(3)	Incorporated by reference to the Form 8-K filed on August 31, 2002
(4)	Incorporated by reference to Exhibit 2.2 of the Form 10-KSB/A for the period ending December 31, 2003, filed on October 13, 2004
(5)	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 22, 2004
(6)	Incorporated by reference to Exhibit 10.2 of the Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(7)	Incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 22, 2004
(8)	Incorporated by reference to Exhibit 10.4 of the Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(9)	Incorporated by reference to Exhibit 10.5 of the Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(10)	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 25, 2004
(11)	Incorporated by reference to Exhibit 10.7 of the Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(12)	Incorporated by reference to Exhibit 10.8 of the Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(13)	Incorporated by reference to Exhibit 10.9 of the Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(14)	Incorporated by reference to Exhibit 10.10 of the Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(15)	Incorporated by reference to Exhibit 10.2 of the Form 10-QSB/A for the period ending June 30, 2004, filed on September 7, 2004
(16)	Incorporated by reference to Exhibit 10.4 of the Form 10-KSB/A for the period ending December 31, 2003, filed on April 19, 2004
(17)	Incorporated by reference to Exhibit 10.1 of the Form 10-QSB for the period ending June 30, 2003 filed on August 16, 2004
(18)	Incorporated by reference to Exhibit 10.3 of the Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004

(19)	Incorporated by reference to Exhibit 10.4 of the Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004
(20)	Incorporated by reference to Exhibit 10.5 of the Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004
(21)	Incorporated by reference to Exhibit 10.3 of the Form 10-QSB/A for the period ending June 30, 2004, filed on September 7, 2004
(22)	Incorporated by reference to Exhibit 10.4 of the Form 10-QSB/A for the period ending June 30, 2004, filed on September 7, 2004
(23)	Incorporated by reference to Exhibit 10.14 of the Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004
(24)	Incorporated by reference to Exhibit 10.15 of the Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004
(25)	Incorporated by reference to Exhibit 10.11 of the Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004
(26)	Incorporated by reference to Exhibit 10.12 of the Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004
(27)	Incorporated by reference to Exhibit 10.13 of the Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004
(28)	Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 20, 2004
(29)	Incorporated by reference to Exhibit 99.2 of the Form 8-K filed on August 20, 2004
(30)	Incorporated by reference to Exhibit 99.3 of the Form 8-K filed on August 20, 2004
(31)	Incorporated by reference to Exhibit 99.4 of the Form 8-K filed on August 20, 2004
(32)	Incorporated by reference to Exhibit 99.5 of the Form 8-K filed on August 20, 2004
(33)	Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on October 15, 2004
(34)	Incorporated by reference to Exhibit 10.1 of the Form 10-QSB for the period ending September 30, 2004, filed on November 15, 2004
(35)	Incorporated by reference to Exhibit 10.2 of the Form 10-QSB for the period ending September 30, 2004, filed on November 15, 2004
(36)	Incorporated by reference to Exhibit 10.22 of the Form 10-QSB for the period ending September 30, 2004, filed on November 15, 2004.
(37)	Incorporated by reference to Exhibit 10.23 of the Form 10-QSB for the period ending September 30, 2004, filed on November 15, 2004.
(38)	Incorporated by reference to Exhibit 10.24 of the Form 10-QSB for the period ending September 30, 2004, filed on November 15, 2004.
(39)	Incorporated by reference to Exhibit 14.1 of the Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004
(40)	Incorporated by reference to the Form 8-K filed on December 9, 2003
(41)	Incorporated by reference to Exhibit 21.1 of the Form 10-KSB/A for the period ending December 31, 2003, filed on April 19, 2004
(42)	Incorporated by reference to Exhibit 3.1 of the Form 8-K filed on November 10, 2004
(43)	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 10, 2004
(44)	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 19, 2004.
(45)	Incorporated by reference to Exhibit 99.3 of the Form 8-K filed on January 12, 2005.
(46)	Incorporated by reference to Exhibit 99.4 of the Form 8-K filed on January 12, 2005.
(47)	Incorporated by reference to Exhibit 16.1 of the Form 8-K filed on November 18, 2003.
(48)	Incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on February 1, 2005.
(49)	Incorporated by reference to Exhibit 10.48 of the Form SB-2SB-2/A filed on February 4, 2005
(50)	Incorporated by reference to Exhibit 10.49 of the Form SB-2SB-2/A filed on February 4, 2005
(51)	Incorporated by reference to Exhibit 10.50 of the Form SB-2SB-2/A filed on February 4, 2005
(52)	Incorporated by reference to Exhibit 10.51 of the Form SB-2SB-2/A filed on February 4, 2005
(53)	Incorporated by reference to Exhibit 10.56 of the Form SB-2SB-2/A filed on February 4, 2005
(54)	Incorporated by reference to Exhibit 4.1 of the Form SB-2SB-2/A filed on February 4, 2005
(55)	See page 64

(56)	Incorporated by reference to Exhibit 10.41 of the Form SB-2 filed on February 4, 2005
(57)	Incorporated by reference to Exhibit 3.1 of the Form SB-2/A filed on October 29, 2004.
(58)	Incorporated by reference to Exhibit 10.14 of the Form SB-2/A filed on October 29, 2004.
(59)	Incorporated by reference to Exhibit 10.25 of the Form SB-2/A filed on February 4, 2005.
(60)	Incorporated by reference to Exhibit 10.26 of the Form SB-2/A filed on February 4, 2005.
(61)	Incorporated by reference to Exhibit 10.27 of the Form SB-2/A filed on February 4, 2005.
(62)	Incorporated by reference to Exhibit 10.28 of the Form SB-2/A filed on February 4, 2005.
(63)	Incorporated by reference to Exhibit 10.29 of the Form SB-2/A filed on October 29, 2004.
(64)	Incorporated by reference to Exhibit 10.36 of the Form SB-2/A filed on October 29, 2004.
(65)	Incorporated by reference to Exhibit 10.37 of the Form SB-2/A filed on October 29, 2004.
(66)	Incorporated by reference to Exhibit 10.38 of the Form SB-2/A filed on October 29, 2004.
(67)	Incorporated by reference to Exhibit 10.39 of the Form SB-2/A filed on October 29, 2004.
(68)	Incorporated by reference to Exhibit 10.40 of the Form SB-2/A filed on October 29, 2004.
(69)	Incorporated by reference to Exhibit 10.42 of the Form SB-2/A filed on October 29, 2004.
(70)	Incorporated by reference to Exhibit 10.58 of the Form SB-2/A filed on February 4, 2005.
(71)	Incorporated by reference to Exhibit 10.43 of the Form SB-2/A filed on October 29, 2004.

* Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

The following tables describe fees for professional audit services and fees for other services rendered by Kenny H. Lee CPA Group, Inc., our principal accountant from January 1, 2003 to September 2003, and by Gumbiner Savett, Inc. (Gumbiner), our principal accountant from September 2003 to December 31 2004.

The following table sets forth the aggregate fees billed from January 1, 2003 to December 31, 2003 by Kenny H. Lee CPA Group, Inc:

Audit Fees	$22,060
Audit Related Fees	$0
Tax Fees	$5,000
All Other Fees	$0

Total	$27,060

The following table sets forth the aggregate fees billed from January 1, 2004 to December 31, 2004 by Kenny H. Lee CPA Group, Inc:

Audit Fees	$21,500
Audit Related Fees	$—
Tax Fees	$—
All Other Fees	$—

Total	$21,500

The following table sets forth the aggregate fees billed from September 2003 to December 31, 2003 by Gumbiner:

Audit Fees	$12,500
Audit Related Fees	$0
Tax Fees	$0
All Other Fees	$0

Total	$12,500

The following table sets forth the aggregate fees billed from January 1, 2004 to December 31, 2004 by Gumbiner:

Audit Fees	$258,625
Audit Related Fees	$—
Tax Fees	$45,000
All Other Fees	$—

Total	$303,625

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

Date: February 3, 2005

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

Signature	Title	Date

/S/ MIKE HP KWON Mike HP Kwon	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 3, 2005

/S/ DAVID MORASH David Morash	President, Chief Operating Officer, Acting Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 3, 2005

/S/ JAI BHAGAT Jai Bhagat	Director	February 3, 2005

/S/ HARRY L. CASARI Harry L. Casari	Director	February 3, 2005

/S/ ÅKE PERSSON Åke Persson	Director	February 3, 2005

/S/ LIXIN CHENG Lixin Cheng	Director and Executive Vice President	February 3, 2005

EXHIBIT INDEX

2.1	Corporate Combination Agreement by and between Miracom Industries, Inc. and Axesstel California effective July 16, 2002(3)

2.2	First Amendment to Corporate Combination Agreement by and between Miracom Industries, Inc. and Axesstel, Inc. dated August 22, 2002(4)

3.1	Articles of Incorporation of the registrant, as amended(57)

3.2	Amended and Restated Bylaws of the registrant(42)

4.1	Specimen Common Stock Certificate(54)

10.1	Convertible Note Purchase Agreement dated January 8, 2004, by and among the registrant, North America Venture Fund II, L.P., Mike H.P. Kwon and Satoru Yukie(5)

10.2	Convertible Term Note issued January 8, 2004, by the registrant to North America Venture Fund II, L.P.(6)

10.3	Common Stock and Warrant Purchase Agreement dated January 8, 2004, by and among the registrant, the parties listed on the schedule of investors attached thereto, Mike H.P. Kwon and Satoru Yukie(7)

10.4	Form of Common Stock Purchase Warrant, exercise price $1.00, dated January 8, 2004(8)

10.5	Form of Common Stock Purchase Warrant, exercise price $2.00 subject to adjustment, dated January 8, 2004(9)

10.6	Securities Purchase Agreement dated March 16, 2004, by and between the registrant and Laurus Master Fund, Ltd.(10)

10.7	Convertible Term Note issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd.(11)

10.8	Security Agreement dated March 12, 2004, by and among the registrant and Laurus Master Fund, Ltd.(12)

10.9	Common Stock Purchase Warrant issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd.(13)

10.10	Registration Rights Agreement dated March 11, 2004, by and among the registrant and Laurus Master Fund, Ltd.(14)

10.11	Letter Agreement with North America Venture Fund II, L.P., dated April 15, 2004(15)

10.12	Lease Agreement for Office Space by and between Axesstel California and Smith Trust dated October 15, 2001(16)

10.13	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004(17)

10.14	Form of Indemnity Agreement for directors and executive officers of the registrant(58)

10.15	Subscriber Unit License Agreement between Axesstel California and Qualcomm Incorporated dated November 14, 2000, as amended +(18)

10.16	Supply Agreement by and between TeleCard Limited and the registrant dated November 2003 +(19)

10.17	Supply Agreement by and between TeleCard Limited and the registrant dated November 2003 +(20)

10.18	Purchase order with Tata Teleservices (Maharashtra) Limited, dated April 20, 2004+(21)

10.19	Purchase order with Tata Teleservices, Ltd., dated April 26, 2004+(22)

10.20	Supply Agreement between BellSouth International, Inc. and Axesstel-California, dated March 18, 2004+(23)

10.21	Form of Common Stock Purchase Warrant issued to finder and its assignees, dated March 11, 2004, in connection with the March 2004 Convertible Note Financing(24)

10.22	Offer Letter for David Morash, dated December 3, 2003*(25)

10.23	Offer Letter for Patrick Gray, dated February 11, 2004*(26)

10.24	Offer Letter for Lixin Cheng, dated December 22, 2003*(27)

10.25	Component Supply Agreement between QUALCOMM CDMA Technologies Asia-Pacific PTE LTD. and Axesstel-California, dated February 28, 2001, as amended+(59)

10.26	DMSS5100 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated December 5, 2002, as amended+(60)

10.27	DMSS5010 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated November 26, 2003+(61)

10.28	AMSS6500 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated April 11, 2004+(62)

10.29	Offer Letter for Alireza Saifi dated July 8, 2004*(63)

10.30	Securities Purchase Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(28)

10.31	Common Stock Purchase Warrant dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(29)

10.32	Security Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(30)

10.33	Registration Rights Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(31)

10.34	Convertible Term Note dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(32)

10.35	Stock Purchase Agreement dated October 12, 2004 between the registrant and certain investors affiliated with ComVentures(33)

10.36	2001 Stock Option Plan*(64)

10.37	Form Notice of Grant of Stock Option (2001 Stock Option Plan)*(65)

10.38	Form Stock Option Agreement (2001 Stock Option Plan)*(66)

10.39	Form Notice of Grant of Stock Option (September 2002, March 2003 and September 2003 Option Pools)*(67)

10.40	Form Stock Option Agreement (September 2002, March 2003 and September 2003 Option Pools)*(68)

10.41	Table of Stock Option Grants under 2001 Stock Option Plan And Prior Plans*(56)

10.42	2004 Equity Incentive Plan*(69)

10.43	Form of Stock Option Agreement (2004 Equity Incentive Plan).* (45)

10.44	Form of Stock Award Agreement (2004 Equity Incentive Plan).*(46)

10.45	Form of Subscription Agreement dated February 2003(36)

10.46	Promissory Note, as amended, dated August 17, 2004, between the registrant and Wells Fargo HSBC Trade Bank, National Association(34)

10.47	Security Agreement: Rights to Payment dated August 17, 2004, between the registrant and Wells Fargo HSBC Trade Bank, National Association(35)

10.48	Warrant to Purchase Common Stock dated September 1, 2002 issued to The Search for Value, Inc.(49)

10.49	Warrant to Purchase Common Stock dated September 1, 2002 issued to Newport Capital Consultants(50)

2

10.50	Warrant to Purchase Common Stock dated October 1, 2003 issued to The Search for Value, Inc.(51)

10.51	Warrant to Purchase Common Stock dated October 1, 2003 issued to Newport Capital Consultants(52)

10.52	Executive Employment Agreement dated November 9, 2004 between the registrant and Mike H.P. Kwon*(37)

10.53	Executive Employment Agreement dated November 9, 2004 between the registrant and David Morash*(38)

10.54	Form of Release Agreement dated November 4, 2004 (43)

10.55	Settlement Agreement and General Release of All Claims dated November 15, 2004.*(44)

10.56	USB Driver Software Tools Limited Use Agreement between the registrant and QUALCOMM Incorporated dated October 21, 2004. (53)

10.57	Product Purchase Agreement dated as of June 15, 2004 with Data Teleservices Limited and Data Teleservices (Maharashtia) Limited (48)

10.58	Stock Purchase Agreement dated February 2, 2005 between the registrant and certain investors affiliated with ComVentures(70)

10.59	Form of Warrant Agreement to Mike H.P. Kwon and Saton Yukie(71)

14.1	Code of Ethics for Directors, Officers and Employees (39)

16.1	Letter dated December 8, 2003, from Kenny H. Lee CPA Group, Inc.(47)

21.1	Subsidiaries of registrant(41)

23.1	Consent of Gumbiner, Savett, Finkel, Fingleson & Rose, Inc.(2)

24.1	Power of Attorney(55)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission
(1)	Previously filed
(2)	Filed herewith
(3)	Incorporated by reference to the Form 8-K filed on August 31, 2002
(4)	Incorporated by reference to Exhibit 2.2 of the Form 10-KSB/A for the period ending December 31, 2003, filed on October 13, 2004
(5)	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 22, 2004
(6)	Incorporated by reference to Exhibit 10.2 of the Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(7)	Incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 22, 2004
(8)	Incorporated by reference to Exhibit 10.4 of the Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(9)	Incorporated by reference to Exhibit 10.5 of the Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(10)	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 25, 2004
(11)	Incorporated by reference to Exhibit 10.7 of the Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004

3

(12)	Incorporated by reference to Exhibit 10.8 of the Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(13)	Incorporated by reference to Exhibit 10.9 of the Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(14)	Incorporated by reference to Exhibit 10.10 of the Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(15)	Incorporated by reference to Exhibit 10.2 of the Form 10-QSB/A for the period ending June 30, 2004, filed on September 7, 2004
(16)	Incorporated by reference to Exhibit 10.4 of the Form 10-KSB/A for the period ending December 31, 2003, filed on April 19, 2004
(17)	Incorporated by reference to Exhibit 10.1 of the Form 10-QSB for the period ending June 30, 2003 filed on August 16, 2004
(18)	Incorporated by reference to Exhibit 10.3 of the Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004
(56)	Incorporated by reference to Exhibit 10.41 of the Form SB-2 filed on February 4, 2005
(57)	Incorporated by reference to Exhibit 3.1 of the Form SB-2/A filed on October 29, 2004.
(58)	Incorporated by reference to Exhibit 10.14 of the Form SB-2/A filed on October 29, 2004.
(59)	Incorporated by reference to Exhibit 10.25 of the Form SB-2/A filed on February 4, 2005.
(60)	Incorporated by reference to Exhibit 10.26 of the Form SB-2/A filed on February 4, 2005.
(61)	Incorporated by reference to Exhibit 10.27 of the Form SB-2/A filed on February 4, 2005.
(62)	Incorporated by reference to Exhibit 10.28 of the Form SB-2/A filed on February 4, 2005.
(63)	Incorporated by reference to Exhibit 10.29 of the Form SB-2/A filed on October 29, 2004.
(64)	Incorporated by reference to Exhibit 10.36 of the Form SB-2/A filed on October 29, 2004.
(65)	Incorporated by reference to Exhibit 10.37 of the Form SB-2/A filed on October 29, 2004.
(66)	Incorporated by reference to Exhibit 10.38 of the Form SB-2/A filed on October 29, 2004.
(67)	Incorporated by reference to Exhibit 10.39 of the Form SB-2/A filed on October 29, 2004.
(68)	Incorporated by reference to Exhibit 10.40 of the Form SB-2/A filed on October 29, 2004.
(69)	Incorporated by reference to Exhibit 10.42 of the Form SB-2/A filed on October 29, 2004.
(70)	Incorporated by reference to Exhibit 10.58 of the Form SB-2/A filed on February 4, 2005.
(71)	Incorporated by reference to Exhibit 10.43 of the Form SB-2/A filed on October 29, 2004.

* Management contract or compensatory plan or arrangement.

4