Form 10QSB
period 2005-04-01
AXESSTEL INC
filed 2005-05-16
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 13, 2005
Common Stock, $0.0001 per share	22,034,912 shares

Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☒

Axesstel, Inc.

Form 10-QSB

For the Quarter Ended April 1, 2005

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	April 1, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$23,938,733	$7,525,259
Accounts receivable	14,008,765	8,776,340
Deferred tax assets	640,000	640,000
Deferred offering costs	—	974,833
Prepayments and other current assets	784,073	929,712

Total current assets	39,371,571	18,846,144
Property and equipment, net	1,721,422	1,878,831
Other assets
Deferred tax assets	1,260,000	1,260,000
License, net	4,344,572	1,971,121
Goodwill	385,564	385,564
Other, net	289,072	648,932

Total other assets	6,279,208	4,265,617

Total assets	$47,372,201	$24,990,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$823,233	$599,095
Due Wistron NeWeb, a related party	16,297,823	13,623,474
Current portion of long-term debt	—	1,140,000
Customer advances	1,150,000	135,300
Accrued litigation settlement	—	958,000
Accrued royalties	1,364,175	1,364,246
Accrued expenses and other current liabilities	1,622,354	1,417,951

Total current liabilities	21,257,585	19,238,066
Long-term liabilities
Note payable	—	250,000
Long-term debt	—	2,379,000
Other long-term liabilities	2,500,000	—

Total long-term liabilities	2,500,000	2,629,000
Stockholders’ equity
Common stock, par value $0.0001; authorized 50,000,000 shares; 22,015,992 and 11,253,466 shares issued and outstanding at April 1, 2005 and December 31, 2004, respectively	2,202	1,125
Additional paid-in capital	37,540,161	15,757,532
Accumulated other comprehensive loss	(52,048)	(45,614)
Unearned compensation	(676,447)	(779,483)
Accumulated deficit	(13,199,252)	(11,810,034)

Total stockholders’ equity	23,614,616	3,123,526

Total liabilities and stockholders’ equity	$47,372,201	$24,990,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the three months ended
	April 1, 2005	March 31, 2004
Revenues	$29,010,455	$428,600
Cost of goods sold	25,443,592	345,417

Gross margin	3,566,863	83,183

Operating expenses:
Research and development	1,354,566	962,347
Selling, general and administrative	2,825,425	1,698,050

Total operating expenses	4,179,991	2,660,397

Operating loss	(613,128)	(2,577,214)
Other income (expense):
Interest and other income	17,043	4,559
Interest and other expense	(783,838)	(84,683)

Total other income (expense)	(766,795)	(80,124)

Loss before income tax provision (benefit)	(1,379,923)	(2,657,338)
Income tax provision (benefit)	9,295	(1,062,935)

Net loss	(1,389,218)	(1,594,403)
Other comprehensive loss
Foreign currency translation adjustment	(6,434)	(1,196)

Comprehensive loss	(1,395,652)	(1,595,599)

Loss per share
Basic	($0.10)	($0.20)

Diluted	($0.10)	($0.20)

Weighted average shares outstanding
Basic	13,872,276	8,000,706
Diluted	13,872,276	8,000,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	April 1, 2005	March 31, 2004
Cash flows from operating activities:
Net loss	$(1,389,218)	$(1,594,403)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,104,607	315,260
Issuance of stock for services	—	20,625
Issuance of stock for employee compensation	—	25,000
Stock warrants granted for consulting services	—	15,250
Deferred tax assets	—	(1,062,935)
(Increase) decrease in
Accounts receivable	(5,232,425)	1,192,888
Prepayments and other current assets	1,120,472	(190,150)
Other assets	(4,325)	(308,632)
Increase (decrease) in
Accounts payable, including related party payables	2,898,487	(632,113)
Accrued expenses and other liabilities	261,032	516,558

Total adjustments	147,848	(108,249)

Net cash used in operating activities	(1,241,370)	(1,702,652)

Cash flows from investing activities:
Acquisition of property and equipment	(102,428)	(157,940)

Net cash used in investing activities	(102,428)	(157,940)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	19,093,706	866,925
Repayment of note payable	(1,330,000)	(200,000)
Proceeds from issuance of notes payable, net of costs	—	4,000,000
Repayments under capital lease obligations	—	(221,040)

Net cash provided by financing activities	17,763,706	4,445,885

Cumulative translation adjustment	(6,434)	(1,196)

Net increase in cash and cash equivalents	16,413,474	2,584,097

Cash and cash equivalents at beginning of year	7,525,259	376,336

Cash and cash equivalents at end of period	$23,938,733	$2,960,433

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$333,824	$47,820
Income tax	$68,199	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosures of non-cash investing and financing activities:

During the first three months of 2005, the Company entered into the following transactions:

•	The Company issued 125,000 shares of common stock to North America Venture Fund II, L.P. and 772,152 shares of common stock to Laurus Master Fund, Ltd. in repayment for notes payable of $2,690,000.

•	The Company recorded a long-term liability associated with its expanded CDMA license of $2.5 million. The liability is contingent on the achievement of certain milestones being achieved. Once these milestones are achieved, the Company will be required to pay the licensor installment payments over a two year period. The Company expects to achieve the milestones within one to two years. No cash is due in the current year for this obligation.

During the first three months of 2004, the Company entered into the following transactions:

•	The Company issued 50,000 shares of common stock valued at $112,500 in exchange for finders’ fees of $41,625 and offering costs of $70,875 in connection with the Company’s January 2004 financing.

•	The Company recorded a discount of $125,000 on its January 2004 convertible term note due to the presence of a beneficial conversion feature.

•	The Company issued warrants valued at $204,092 to purchase 100,000 shares of common stock to a lender recorded as a discount in connection with its $3,000,000 March 2004 convertible term note.

•	The Company issued warrants valued at $97,922 to purchase 47,468 shares of common stock in exchange for finders’ fees in connection with the Company’s January 2004 financing.

•	Fund raising advances of $1,720,000 were transferred to equity upon issuance of common stock in January 2004.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation, and in order to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Effective with the first quarter of the year ending December 31, 2005, the Company has changed its financial reporting dates for each quarterly reporting period. The Company has established the Friday nearest to the end of the calendar quarter to be the financial reporting date. The first quarter of the year ending December 31, 2005, ended on April 1, 2005, and for convenience such quarter is referred to as the three months ended April 1, 2005. The Company will continue to report its annual results as of December 31 and for the year then ending.

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

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of Axesstel and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

License

License includes the costs of a non-exclusive worldwide software technology license which allows the Company to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The license has no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic life of the license, which is approximately ten years.

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

There were no capitalized software costs as of April 1, 2005 and December 31, 2004 because technological feasibility was not reached until the manufacturing process began.

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as licenses and fixed assets, under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to SFAS No. 144, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an impairment cost as a charge to operations at the time it is recognized.

The Company determined there was no impairment of long-lived assets at April 1, 2005 or December 31, 2004.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, note payable, accrued expenses and other liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of long-term debt cannot be determined because the obligation is contingent upon events to occur in the future.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, the Company normally exchanges them or provides credits to the customer. The returned products are shipped back to the supplier and the Company is allowed a credit or exchange from the supplier. The Company provides allowances for potential sales returns and credit losses when necessary. Management concluded that no allowance was needed as of April 1, 2005 and December 31, 2004.

On certain contracts, the Company provides for a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. All products are tested for quality inspection prior to shipment and the Company has historically experienced a minimal level of defective units. On one of the Company’s significant contracts, the Company does not provide a warranty replacement unit of one percent of total units shipped. In this case, the Company provides third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of sales. During the quarter ended April 1, 2005, warranty costs amounted to approximately $92,000 and, as of April 1, 2005, the Company has established a warranty reserve of $237,000 to cover additional service costs over the life of the warranties. Management believes that no additional warranty reserve is needed other than as discussed above.

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

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for stock option awards consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be adjusted to the pro forma amounts indicated below:

	Three Months Ended
	April 1, 2005	March 31, 2004
Net loss, as reported	$(1,389,218)	$(1,594,403)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(217,437)	(70,319)

Pro forma net loss	$(1,606,655)	$(1,664,722)

Loss per share:
Basic—as reported	$(0.10)	$(0.20)
Basic—pro forma	$(0.12)	$(0.21)
Diluted—as reported	$(0.10)	$(0.20)
Diluted—pro forma	$(0.12)	$(0.21)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended April 1, 2005 and March 31, 2004: dividend yields of 0%, expected volatility of 65% and 133% respectively, risk-free interest rate of 6%, and expected lives of five years.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of SFAS No. 109 “Accounting for Income Taxes.” As such, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Loss per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares includes stock that would be issued on exercise of outstanding options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds and conversion of debt. For April 1, 2005 and March 31, 2004, 3,139,196 and 8,662,999 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended
	April 1, 2005	March 31, 2004
Numerator:
Loss attributable to common stockholders	$(1,389,218)	$(1,594,403)
Denominator:
Denominator for basic net income per share—weighted average shares	13,872,276	8,000,706
Effect of dilutive securities:
Stock options	—	—

Dilutive potential common stock	—	—

Denominator for diluted income per share—adjusted weighted average shares	13,872,276	8,000,706
Basic loss per share	$(0.10)	$(0.20)

Diluted loss per share	$(0.10)	$(0.20)

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

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Certain Risks and Concentrations

Generally, the obligations for the Company’s foreign customers are secured either by letters of credit or by insurance, subject to a 5% deductible. The Company generally does not receive security for domestic customer obligations. To date, the Company has not written off a trade receivable, and the Company has not recorded a reserve for collectibility at April 1, 2005 or December 31, 2004. The Company performs ongoing customer credit evaluations and may in the future establish a collectibility allowance if appropriate.

The Company’s products include components subject to rapid technological change. Significant technological change could adversely affect the Company’s operating results and subject the Company to product obsolescence. The Company has return privileges with its suppliers and other ongoing programs to minimize the adverse effects of technological change.

During the first three months of 2005, 80% of the Company’s revenues were from two customers, of which one customer accounted for 60% and the other customer accounted for 20%. At April 1, 2005, the amounts due from such customers were $5.7 million and $4.9 million, respectively, which were included in accounts receivable. During the first three months ended April 1, 2005 and year ended December 31, 2004, the Company purchased substantially all of its products from one manufacturer. At April 1, 2005, the amount due to this manufacturer was $16.3 million.

During the first three months of 2004, two customers accounted for 50% and 49% of the Company’s revenues, respectively. At March 31, 2004, the amounts due from such customers were $216,000 and $0, respectively, which were included in accounts receivable. During the first three months of 2004, the Company purchased substantially all of its products from one manufacturer. At March 31, 2004, the amount due to this manufacturer was $339,000, which was included in accounts payable.

As of April 1, 2005, the Company maintained assets of approximately $1.0 million at its location in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company’s operations.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be its first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although the adoption of SFAS No. 123(R) could have a material impact on the Company’s financial position and results of operations, management is in the process of evaluating the potential impact from adopting this statement.

2. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	April 1, 2005	December 31, 2004
Prepaid taxes	$248,516	$265,779
Prepaid insurance	126,370	84,000
Prepaid tooling	157,109	243,573
Due from Wistron NeWeb, related party	—	90,000
Supplier advances	171,313	143,761
Other	80,765	102,599

	$784,073	$929,712

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 1, 2005	December 31, 2004
Machinery and equipment	$1,002,058	$977,532
Office furniture and equipment	528,551	467,317
Software	1,582,441	1,580,540
Leasehold improvements	75,716	60,949

	$3,188,766	$3,086,338
Accumulated depreciation	(1,467,344)	(1,207,507)

	$1,721,422	$1,878,831

4. OTHER ASSETS

Other assets consisted of the following:

	April 1, 2005	December 31, 2004
Deposits	$197,440	$192,614
Trademark	16,683	17,184
Prepaid finders fee	—	218,000
Prepaid loan costs	—	120,000
Other	74,949	101,134

	$289,072	$648,932

5. LICENSE

In November 2000, the Company entered into a Subscriber Unit License Agreement (the “Agreement”) pursuant to which it obtained a non-exclusive license of CDMA (Code Division Multiple Access) technology, which has enabled the Company to manufacture and sell certain fixed wireless CDMA based products and to purchase certain components and equipment from time to time.

In February 2005, the Company entered into an amendment to the Agreement to expand the scope of the license and to allow the Company to make, use and sell certain mobile CDMA based products in addition to fixed wireless CDMA based products currently offered.

The Agreement, as amended, allows the Company to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The Agreement, as amended, has no fixed termination date and the Company has assigned an estimated life of 10 years for the license. As of April 1, 2005 and December 31, 2004, the license consisted of the following:

	April 1, 2005	December 31, 2004
License	$5,500,000	$3,000,000
Accumulated amortization	(1,155,428)	(1,028,879)

	$4,344,572	$1,971,121

Amortization expense related to this license amounted to $126,549 and $84,549 for the three months ended April 1, 2005 and March 31, 2004, respectively.

6. GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company has completed its testing for the year ended December 31, 2004 using the method discussed in SFAS No. 142 and determined that there was no impairment for the three month period ended April 1, 2005 and March 31, 2004. Impairment costs, when recognized, are recorded as a charge to operations. As of April 1, 2005, and December 31, 2004, net goodwill amounted to $385,564.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	April 1, 2005	December 31, 2004
Lease liability	$167,000	$150,000
Warranty reserve	237,000	183,000
Accrued commissions	113,369	—
Accrued taxes	45,845	30,730
Accrued legal and professional fees	667,000	526,000
Accrued operating expenses	392,140	528,221

	$1,622,354	$1,417,951

8. LONG-TERM LIABILITIES

In consideration of the expanded license fee agreement detailed in Note 5, the Company has agreed to pay the licensor $2.5 million contingent on certain milestones being achieved. Once these milestones are reached, the Company will be required to pay the licensor installment payments over a two year period. At this time, the Company expects to achieve the milestones within 1 to 2 years, triggering the two year installment period.

9. NOTES PAYABLE

In January 2004, the Company completed the sale and issuance of an unsecured convertible term note in the original principal amount of $1.0 million to North America Venture Fund II, L.P., which note was amended pursuant to a letter agreement dated April 15, 2004. Interest accrued on the note at the rate of 3% above prime and was payable monthly in cash. The principal due under the note was convertible by North America at any time into shares of the Company’s common stock at a conversion price of $2.00 per share. North America converted 25% of the original principal amount due under the note in each of May 2004, September 2004, November 2004 and January 2005. As of December 31, 2004, the remaining note payable balance was $250,000. The final installment of the note was converted into common stock in January 2005.

10. LONG-TERM DEBT

In March 2004, the Company completed the sale and issuance of $3.0 million secured convertible promissory note to Laurus Master Fund, Ltd. In August 2004, the Company completed the sale and issuance of an additional $1.0 million secured convertible promissory note to Laurus. Interest accrued on both notes at a rate of 3% above prime, subject to certain adjustments.

Under the terms of each note, the Company was obligated to make monthly payments of principal and interest. The Company had the option to pay these monthly payments in cash or in shares of its common stock (so long as the closing price of the common stock was greater than $3.38 for ten trading days preceding the payment date). If the Company elected to pay in stock, it was required to issue Laurus an amount of shares equivalent to the amount of the monthly payment due divided by $3.16. If the Company elected to pay in cash, it was required to pay 102% of the amount of the monthly payment due. The Company had the option to convert all or a portion of the outstanding principal of each note into shares of its common stock at $3.16 per share if the closing price of the common stock is greater than $3.70 for ten consecutive trading days. However, the number of shares issued upon conversion of either note could not exceed 30% of the aggregate dollar trading volume of the common stock for the 22 trading days immediately preceding the payment date. Laurus had the option, at any time, to convert all or a portion of each note into shares of common stock at $3.16 per share. The Company also had the option to repay the notes in cash. If the Company elected to repay the principal balance in cash, it was required to pay 120% of the outstanding principal if paid during the first year subsequent to the closing date, 115% of the outstanding principal if paid during the second year subsequent to the closing date and 110% of the outstanding principal if paid during the third year subsequent to the closing date.

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

In February 2005, the Company issued 22,152 shares of Axesstel’s common stock at a conversion price of $3.16 per share to Laurus Master Fund, Ltd. (“Laurus”) in connection with the conversion of $70,000 due under the convertible term notes issued to Laurus in March 2004 and August 2004. In March 2005, the Company issued 750,000 shares of Axesstel’s common stock at the conversion price of $3.16 per share to Laurus in connection with the conversion of $2.37 million of principal due under the convertible term note issued to Laurus in March 2004. In addition, the remaining balance of the convertible term notes for both the March 2004 and August 2004 portions was paid off in March 2005 for an aggregate cash payment of approximately $1.5 million. This amount represents 115% of the remaining principal on the March 2004 note and 120% of the remaining principal on the August 2004 note plus accrued interest on both notes through March 30, 2005. No further amounts are due under these notes.

11. STOCKHOLDERS’ EQUITY

Common Stock - 2005 Activity

In January 2005, stock warrants and employee stock options for 939,710 shares of the Company’s stock were exercised at prices ranging from $.07 to $0.26 per share resulting in proceeds of $160,000.

In January 2005, the Company issued 125,000 shares of its common stock at the conversion price of $2.00 per share to North America Ventures Fund II, L.P. in connection with the conversion of 25% of the investor’s convertible term note of $1,000,000, funded in January 2004.

In February 2005, the Company issued to a finder 50,000 shares of the Company’s common stock for services rendered in connection with the Company’s January 2004 financing. Pursuant to an advisor agreement, the Company agreed to issue to the finder a total of 150,000 shares of common stock on the following schedule: 50,000 shares in January 2004 upon the closing of the financing, and an additional 50,000 shares in each of January 2005 and January 2006.

In February 2005, the Company issued 22,152 shares of its common stock at the conversion price of $3.16 per share to Laurus Master Fund, Ltd. (“Laurus”) in connection with the payment of a portion of the principal related to the investor’s convertible term note of $3,000,000, funded in March 2004, and payment of a portion of the principal related to the investor’s convertible term note of $1,000,000, funded in August 2004.

In February 2005, the Company issued 270,271 shares of the Company’s common stock to three private equity funds managed by ComVentures, a venture capital firm based in Palo Alto, California, at a price of $3.70 per share for aggregate proceeds of $1.0 million.

In February 2005, stock warrants for 3,323 shares of the Company’s stock were exercised at a price of $3.16 per share resulting in proceeds of $11,000.

In March 2005, the Company issued 4,714,708 shares of its common stock in an underwritten public offering, and issued and sold an additional 3,285,561 shares of common stock upon the exercise of warrants and employee stock options. The public offering price was $4.00 per share and less underwriter discounts and commissions of $.26, resulted in net proceeds of $3.74 per share to the Company. Net proceeds for this offering less legal and other deal costs was approximately $15.9 million.

In March 2005, the Company issued 500,000 shares of the Company’s common stock to three private equity funds managed by ComVentures, a venture capital firm based in Palo Alto, California, at a price of $4.00 per share for aggregate proceeds of $2.0 million.

In March 2005, employee stock options for 101,801 shares of the Company’s stock were exercised at prices ranging from $.07 to $0.26 per share resulting in proceeds of $17,000.

In March 2005, the Company issued 750,000 shares of its common stock at the conversion price of $3.16 per share to Laurus in connection with the payment of a portion of the principal related to the investor’s convertible term note of $3,000,000, funded in March 2004.

Stock Option Activity

Awards under the Company’s 2004 Equity Incentive Plan may be granted to any of the Company’s employees, directors or consultants or those of the Company’s affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. As of April 1, 2005, options to purchase 387,500 shares of common stock have been granted under this plan to the Company’s employees, officers, directors, and consultants and are outstanding; and the Company has issued an aggregate of 135,000 restricted shares of common stock under this plan to non-employee directors. The Company granted to certain of its employees options to purchase 40,500 shares of common stock under this plan for the first three months of 2005.

12. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

Net revenues by geographic region based on customer locations for the three months ended April 1, 2005 and March 31, 2004 were as follows:

	April 1, 2005	March 31, 2004
Net revenues
Asia + Pacific Rim	$21,918,073	$216,600
Latin America	7,076,242	212,000
Other	16,140	—

Total	$29,010,455	$428,600

13. COMMITMENTS AND CONTINGENCIES

Operating Lease

In May 2004, the Company entered into a non-cancelable operating lease for 13,120 square feet of office space for its corporate headquarters and U.S. operations, which lease is secured by a letter of credit. The premise is located at 6815 Flanders Drive, San Diego, California. The lease term is 65 months plus a five year option to renew. The lease commenced in August 2004. The Company has an additional lease commitment at its former location in San Diego, California. This facility has been subleased as of August 2004 for the remainder of the lease term until November 2006. The Company has an operating lease for its research and development center in Seoul, South Korea, with monthly payments of approximately $14,000. The original lease terminated in February 2005 and has been renewed for two years with an ability to cancel without penalty or liability upon three months notice. The Company is in the process of reviewing their long-range lease requirements in Korea. Minimum annual rental payments are approximately as follows:

Year Ending December 31,	Total Amount	Sublease Amount	Amount
2005	320,000	(73,000)	$247,000
2006	371,000	(67,000)	304,000
2007	262,000	—	262,000
2008	269,000	—	269,000
2009	278,000	—	278,000

	$1,500,000	$(140,000)	$1,360,000

Rent expense is charged ratably over the life of the lease using the straight line method.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of April 1, 2005, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

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

In October 2004, the Company entered into a settlement agreement with ATC. Under the agreement, the Company agreed to pay Axess Telecom $900,000 (of which $870,000 related to the settlement agreement and $30,000 relates to the currency exchange rates) by December 31, 2004. This payment was completed in December 2004. Under the settlement agreement, ATC agreed to dismiss its lawsuit against Axesstel California. The Company in turn agreed on behalf of Axesstel R&D not to enforce the court order against ATC prohibiting ATC from using certain trade names related to a trademark owned by Axesstel R&D provided ATC stops all use of the subject trade names within six months from the date of the settlement agreement. The parties agreed that the former agreements to which ATC and Axesstel California were parties are terminated, that neither party’s current or prior products infringe on the other party’s intellectual property rights, and that the parties are free to compete with each other. The agreement also provides for ATC to transition its manufacturing of fixed wireless products to the Company on terms to be negotiated.

The Company also entered into a memorandum of understanding with ATC under which the Company agreed to purchase by January 31, 2005 (subsequently extended to February 28, 2005) convertible bonds of ATC for KRW 1 billion (approximately $870,000 representing the presumed cost of the bonds based on currency exchange rates at the time of settlement) on terms to be negotiated in good faith. Due to the requirement to make this purchase and the uncertainty as to recoupment of the Company’s investment in ATC, the Company has charged this additional $870,000 as litigation settlement during the quarter ended September 30, 2004, for a total litigation settlement charge of $1,740,000 during the third quarter of 2004 related to these agreements. Furthermore, the Company recorded charges of $88,000 in the fourth quarter of 2004 and $17,000 in the first quarter of 2005 for foreign exchange losses. A payment of $975,000 ($870,000 original investment + $105,000 foreign exchange) was completed in February, satisfying all amounts owed in the agreement.

14. RELATED PARTY TRANSACTIONS

The Company uses Wistron NeWeb Corporation exclusively as its contract manufacturer. For the first three months of 2005, the Company purchased $23.9 million of product from Wistron. During this period, the Company paid to Wistron $21.2 million, and owed an additional $16.3 million at April 1, 2005. As of April 1, 2005, Wistron owned 500,000 of the 22,015,992 shares of the Company’s outstanding common stock, as well as a warrant to purchase 100,000 shares of the Company’s common stock, representing a 2.7% beneficial ownership interest in the Company. In addition, Mr. Haydn Hsieh, one of the Company’s directors, is also the President and Chief Executive Officer of Wistron.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of words such as the words “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described below under the heading “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

We currently sell our products to telecommunications service providers in developing countries where large segments of the population do not have telephone service and demand for telephone services has grown substantially in recent years. At present, our principal customers are Tata Teleservices Limited in India, TeleCard Limited in Pakistan, Telefonica Moviles, S.A. in Latin America and Telecommunications Movilnet C.A., the wireless division of Compania Anonima Nacional Telefonos de Venezuela. We believe there are over 80 CDMA-based telecommunications service providers in over 35 countries that have deployed or plan to deploy fixed wireless solutions.

All products we have sold through 2004 have been used primarily for their voice capabilities; however, in the first quarter of 2005, we generated our initial revenue from a broadband modem product which is based on the CDMA2000 1xEV-DO standard, a newer version of the CDMA standard used for high-speed data communications. We believe that an increasing portion of our sales will be from broadband modem products in the future. Telecommunications service providers began rolling out the CDMA2000 1xEV-DO standard on their networks in the last two years, and as of the date of this report, we believe less than half of telecommunications service providers using CDMA technologies have commenced testing and implementation of the CDMA2000 1xEV-DO standard.

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

Revenues

Our portfolio consists of fixed wireless products in four categories: desktop phone terminals, payphone terminals, voice/data terminals and broadband modems. We currently are shipping desktop phone terminals, payphone terminal, and broadband modems. We received an initial order for our fixed wireless CDMA2000 1xEV-DO modems and began product shipments under this order in the first quarter of 2005. We expect fixed wireless phone terminals will continue to represent a major portion of our revenues for the foreseeable future. However, we believe that an increasing portion of our anticipated growth will come from sales of our next generation data products, such as our fixed wireless broadband modem, into developing and industrialized countries as demand grows for broadband data services.

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the three months ended April 1, 2005, approximately 80% of our revenues were derived from two customers, with one customer representing approximately 60% and the other customer representing approximately 20%. All of our sales are based on purchase orders or other short-term arrangements. We negotiate the pricing of our products based on the quantity and the length of the time for which deliveries are to be made. For orders involving a significant number of units, or which involve deliveries over a long period of time, we typically receive rolling forecasts or a predetermined quantity for a fixed period of time from our customers, which in turn allows us to forecast internal volume and component requirements for manufacturing. In order to minimize our collection risks, we generally have sold to our international customers on a cash basis or under letters of credit issued or confirmed by major international banks. If we are unable to establish letters of credit with future customers, or continue to do so with our current customers, we will need to generate greater working capital resources in order to accept large orders. To date, substantially all of our product sales have been to customers outside of the United States. In order to minimize foreign exchange risk, we have made all sales to date in U.S. dollars.

We supply WNC with rolling forecasts. In addition, we receive forecasts from our customers, and in turn, place orders with WNC for near-term production. Based upon our purchase orders and forecasts, WNC procures components in amounts intended to meet the near-term demand. Additionally, we provide Qualcomm Incorporate, the manufacturer of our chipsets, with rolling forecasts for chipsets. WNC places the chipset orders and pays Qualcomm. Following receipt of our orders, WNC generally manufactures our products and delivers the finished goods to the customer’s freight forwarder in Taiwan, transferring title at that point. We generally recognize revenue upon the transfer of title to the freight forwarder. The freight forwarder and WNC supply us with the shipping documents, which we in turn present to the negotiating bank under the letter of credit for payment. Upon receipt of payment, we generally pay WNC within 30 days after delivering to the freight forwarder. We arrange for WNC to manufacture our products based on the delivery needs of our customers, and therefore we do not maintain inventory of products or components. As a result of the security offered by the letters of credit, WNC extends us credit terms which minimize our working capital requirements.

Cost of Goods Sold

Cost of goods sold consists of direct materials, manufacturing expense, warranty expense and royalty fees. We believe our success and growth will depend on our ability to reduce cost of goods sold. We have and continue to reduce our cost of goods sold through the following initiatives: increasing our purchasing power through increased volume; ordering standardized parts used across our product lines; looking for additional manufacturing partners in regions where labor costs are low, such as China or India; reengineering our products with new technologies and expertise to decrease the number of components; relying more on applications processing than hardware; and improving our manufacturing processes. We are also considering outsourcing our supply chain to major distributors to competitively bid our component and hardware requirements while extending our credit terms, automating the buying process and obtaining volume rebates.

Research and Development

Research and development expenses consist primarily of salaries and related expenses for engineering personnel, facility expenses, fees for consultants and outside service providers, and depreciation of developmental test equipment. The majority of this activity is for software, mechanical and hardware product development. We expense these costs as they are incurred.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses for management, finance, legal, sales and marketing, program management and administrative personnel. Other costs include facility expenses, employee travel, fees for legal, commissions, accounting, and professional service providers, shareholder relations, and amortization and depreciation expense of intangible and fixed assets.

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

Revenue Recognition and Warranty Reserve

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

On certain contracts, we provide a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. On one of our significant contracts, we do not provide a warranty replacement unit of one percent of total units shipped. In this case, we provide third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of sales. During the quarter ended April 1, 2005, warranty costs amounted to approximately $92,000 and, as of April 1, 2005, the Company has established a warranty reserve of $237,000 to cover additional service costs over the life of the warranty. All products are tested by quality inspection prior to shipment and we have historically experienced a minimum level of defective units. Management believes that no additional warranty reserve is needed other than as discussed above.

Accounts Receivable Allowance

Collections from product sales for foreign customers are generally received via letter of credit arrangements or secured by insurance, subject to a 5% deductible. As such, collections on trade accounts receivable for foreign customers are reasonably assured. We generally do not receive security for domestic customer obligations. At times, we extend credit based on evaluation of the customer’s financial condition. We have not established an accounts receivable allowance as credit losses incurred to date have been insignificant. We will regularly perform ongoing customer credit evaluations and may in the future establish an allowance for doubtful accounts if appropriate.

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

Results of Operations

The following table sets forth, as a percentage of net revenues, the condensed consolidated statement of operations data for the three months ended:

	Three months ended
	April 1, 2005	December 31, 2004	March 31, 2004
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	87.7%	91.6%	80.6%

Gross margin	12.3%	8.4%	19.4%
Operating expenses
Research and development	4.7%	4.9%	224.5%
Selling, general and administrative expenses	9.7%	8.4%	396.2%

	14.4%	13.3%	620.7%
Operating loss	(2.1)%	(4.9)%	(601.3)%
Other income (expense)	(2.7)%	(1.4)%	(18.7)%

Loss before income taxes	(4.8)%	(6.3)%	(620.0)%
Income tax provision (benefit)	0.0%	5.2%	(248.0)%

Net loss	(4.8)%	(11.5)%	(372.0)%

General.

As discussed above under the caption “Overview,” our business focus changed at the end of 2003 from providing research and development and product development, manufacturing and marketing on a contract basis to third parties and selling products, to designing, manufacturing and selling proprietary fixed wireless products. In the first three months ended March 31, 2004, Axesstel was still in a start-up phase of this new business model with significant expenses and only $429,000 in revenue. Accordingly, we believe that a comparison of our results of operations for the three months ended March 31, 2004 and the three months ended April 1, 2005 is not indicative of trends in our business. Instead, we believe the comparison between April 1, 2005 and our preceding quarter of December 31, 2004 is more relevant and will be our primary focus in discussing our results of operations. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors” section of this report.

Revenues.

For the first three months ended April 1, 2005, which we refer to as Q1 2005, revenues were $29.0 million compared to $28.2 million for the previous quarter ended December 31, 2004, which we refer to as Q4 2004, representing a 3% increase. In Q1 2005 and Q4 2004, our revenues derived principally from two customers and two products, which two customers together represented 80% and 86% of revenues in Q1 2005 and Q4 2004, respectively. These two customers individually represented 60% and 20% of revenues, respectively, in Q1 2005, and 75% and 11% of revenues, respectively, in Q4 2004. We introduced one new product in Q1 2005, the sales of which accounted for approximately $1.2 million of our revenues, and we expect to introduce another new product in the second quarter of 2005, which we refer to as Q2 2005. Our objective is to expand our customer base to reach new customers and new regions. We continue to expect that most of our sales will be to foreign customers or for products to be used in foreign countries.

Cost of Goods Sold.

For Q1 2005, cost of goods sold was $25.4 million compared to $25.8 million in Q4 2004, a decrease of 2%. Our cost of goods sold declined on a per unit basis in Q1 2005, as we were able to re-engineer some of the components within our products to take advantage of cost efficient alternate parts, and reduce prices with our suppliers based on increasing purchasing power. Most of our products were manufactured by one vendor. We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our principal vendor should be able to decrease its costs to us as our purchase volume increases. More cost savings are expected to occur as we utilize additional manufacturing vendors and other vendors which are located to produce specific hardware and other components used in the manufacturing process at a lower cost.

Gross Margin.

For Q1 2005, gross margin as a percentage of revenues was 12% compared to 8% for Q4 2004. This increase to our gross margins was the result of improved customer and product mix from the preceding quarter and execution of our cost reduction efforts. We expect gross margin to be approximately 12% for the full year 2005, but on a quarterly basis, margins may fluctuate due to customer and product mix, as well as other factors.

Research and Development.

For Q1 2005, research and development was $1.4 million, which is at the same level as research and development for Q4 2004. We are presently investing much of our development resources for our new line of data products as well as products for the China market. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. Our research and development expenditures are expected to increase in absolute terms and decrease as a percentage of revenues in 2005.

Selling, General and Administrative.

For Q1 2005, selling, general and administrative expenses were $2.8 million compared to $2.4 million for Q4 2004, an increase of 17 percent. This increase is primarily attributed to increased wages and benefits, a $120,000 charge of loan amortization expenses from debt payoff, and $190,000 for payroll taxes incurred from stock option and warrant exercises during the secondary offering. We expect our selling, general and administrative expenses to continue to increase during the year as we continue to grow and build our infrastructure. However, we expect selling, general and administrative to decrease as a percentage of revenues during the remainder of 2005.

Other Income (Expense).

For Q1 2005, other income (expense) was approximately $767,000. The majority of this expense was related to the redemption of approximately $1.5 million of principal and accrued interest due under convertible term notes that we issued to Laurus Master Fund Ltd. in March 2004 and August 2004. This expense included prepayment penalties of $230,000 and the expensing of $493,000 for finder fees, note payable discounts, and interest. In Q4 2004, other income (expense) was approximately $408,000. This included a charge of $88,000 for a foreign exchange loss and $353,000 for interest and transaction costs from our financings during 2004.

Provision (Benefit) for Income Taxes.

For Q1 2005, an income tax provision of $9,000 was recorded compared to an income tax provision of approximately $1.5 million for Q4 2004. According to Internal Revenue Code regulations, we were deemed in October 2004 to have experienced a 50% change in ownership during the past three years. This change in ownership limits the use of our net operating loss carryforward to a specific amount each year. Accordingly, we have limited our deferred tax asset and related income tax benefit for the year and reduced the deferred tax asset and related income tax benefit by $1.5 million during Q4 2004. The deferred tax asset represents the amount expected to be realized over the next three years. In connection with our private placements and public offering of common stock in Q1 2005, we have experienced an additional 50% ownership change event. This event may limit our use of net operating loss carryforwards related to losses in the future. We may in the future experience further ownership change events, which would similarly limit use of any net operating loss carryforwards that might otherwise be available subsequent to the date of most recent 50% ownership changes.

Operating Loss.

For Q1 2005, operating loss was $1.4 million compared to approximately $3.2 million for Q4 2004. The decreased loss was attributable to improvement in gross margins of $1.2 million, reduced tax provisions of $1.4 million, and offset by increases to operating expenses of approximately $429,000 and other income (expenses) of $359,000. We expect operating results to improve each quarter for the remainder of 2005, and to produce an operating profit for the full year 2005.

Liquidity and Capital Resources

At April 1, 2005, our principal sources of liquidity included cash and cash equivalents of $23.9 million compared to $7.5 million at December 31, 2004. At April 1, 2005, we had working capital of approximately $18.1 million compared to negative working capital of $392,000 at December 31, 2004. For Q1 2005, we used $1.2 million of cash in operations versus $1.7 million of cash in operations for the first three months of 2004, which we refer to as Q1 2004. Investment activities used approximately $102,000 of cash during Q1 2005, reflecting equipment purchases related to our business development efforts. In Q1 2004, we used $158,000 for software and equipment purchases.

At April 1, 2005, accounts receivable were $14.0 million, compared to $8.8 million at December 31, 2004. Substantially all of our accounts receivable are covered by letters of credit or are insured, subject to a 5% deductible.

During Q1 2005, we completed a public offering, two private placements, and received additional funds from warrant and employee stock option exercises, all of which amounted to net proceeds of $19.1 million. With these proceeds, we purchased $958,000 of convertible bonds from Axess Telecom pursuant to a settlement agreement with Axess Telecom, and we paid off all our existing long-term principal debt obligations with cash payments of $1.3 million. Combined, we generated $17.8 million of net cash from these financing activities in Q1 2005. We expect the remaining proceeds will allow us the necessary working capital to fund our operations for at least the next 12 months. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Risk Factors” may cause us to seek additional debt or equity financing in the future. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

During Q1 2004, we received $4.9 million in proceeds from the sale of common stock and the issuance of convertible term notes. With these proceeds, we paid off a note payable of $200,000 and capital leases for equipment of $221,000. Combined, we provided $4.4 million of net cash from these financing activities during Q1 2004.

As indicated above, to finance the cash needs for our business requirements, we have raised capital in various private placement transactions and a public offering in Q1 2005. In Q1 2005, we additionally paid off all our long-term debt obligations and purchased a convertible bond from Axess Telecom. These transactions are described below.

ComVentures. In February 2005, we sold 270,271 shares of our common stock in a private placement to three private equity funds managed by ComVentures of Palo Alto, California, which we refer to collectively as ComVentures. The purchase price was $3.70 per share, resulting in cash proceeds to us of approximately $1,000,000. In March 2005, we sold an additional 500,000 shares of our common stock in a private placement to ComVentures. The purchase price was $4.00 per share, resulting in cash proceeds to us of approximately $2,000,000.

Secondary Public Offering. On March 2, 2005, we closed an underwritten public offering of our common stock resulting in proceeds, after underwriting discounts but before expenses, of $15.0 million to us and $16.7 million to the selling stockholders. On March 22, 2005, the underwriters of our public offering exercised their option to purchase an additional 1,069,432 shares of our common stock to cover over-allotments, resulting in additional proceeds, after underwriting discounts but before expenses, of $2.7 million to us and $1.3 million to a selling stockholder.

Debt Repayments

Laurus Master Fund, Ltd. On March 30, 2005, we issued and sold 750,000 shares of our common stock at the conversion price of $3.16 per share to Laurus Master Fund, Ltd. in connection with the conversion of $2.37 million of principal due under the convertible term note issued to Laurus in March 2004, which we refer to as the March 2004 note. Immediately following this conversion, on March 31, 2005, we redeemed the remaining balance of the March 2004 note, as well as the remaining balance due under other convertible term note issued to Laurus in August 2004, which we refer to as the August 2004 note, for an aggregate cash payment of approximately $1.5 million. This amount represented 115% of the remaining principal on the March 2004 note and 120% of the remaining principal on the August 2004 note plus accrued interest on both notes through March 30, 2005.

Convertible Bond

Purchase of Convertible Bond from Axess Telecom. On February 16, 2005, we entered into a Convertible Bond Sale and Purchase Agreement with Axess Telecom Co., Ltd., a Korean corporation, for the purchase of a convertible bond, par value KRW 1,000,000,000 (approximately US $975,000). Our purchase of the convertible bond satisfied our obligations under the Memorandum of Understanding entered into between us and Axess Telecom on October 14, 2004 in connection with the settlement of a lawsuit Axess Telecom filed against us in Korea.

The convertible bond has a three-year maturity, accrues interest at the rate of 8% per annum, pays interest quarterly, and provides that all payments are made in Korean won. The convertible bond may be prepaid without penalty and is secured by all the assets of Axess Telecom. After one year the convertible bond may be converted, at our election, into shares of common stock of Axess Telecom at the conversion rate of KRW 2,550 per share (as adjusted for stock splits, stock dividends and certain stock issuances). The common stock of Axess Telecom is quoted on the Korean KOSDAQ stock market.

Recent Accounting Pronouncements

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

For the three months ended April 1, 2005, two of our customers and their affiliates accounted for approximately 80% of our revenues, of which one customer comprised approximately 60% and the other customer comprised approximately 20%. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

If we cannot eliminate our operating losses, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We have incurred significant operating losses since we changed our business model. For the first three months of 2005, we incurred a net loss of $1.4 million and for the year ended December 31, 2004, we incurred a net loss of $8.3 million. At April 1, 2005, we had an accumulated deficit of $13.2 million. Eliminating these losses and achieving profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving or maintaining profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in eliminating our losses and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

We currently rely on WNC, which is located in Taiwan, to manufacture all of our products. Mr. Haydn Hsieh, a member of our board of directors, is President and Chief Executive Officer of WNC. We expect to continue to rely primarily on a limited number of third-party manufacturers to produce our products. Our reliance on others for our manufacturing exposes us to a number of risks which are outside our control, including:

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

We provide WNC with a rolling forecast of demand, which it uses to determine our component requirements. Lead times for ordering components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand for and availability of a component at a given time. If our forecasts are less than our actual requirements, WNC or any other third-party manufacturer that we use in the future may not be able to manufacture products in a timely manner. Furthermore, if we cannot produce our products in a timely manner, the liquidated damages provisions in some of our contracts with our customers may result in our selling our products at a loss. If our forecasts are too high, our manufacturer will be unable to use the components it has purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and technologies mature. Therefore, if WNC is unable to use fully components purchased based on our requirements, our cost of producing products may be higher than our competitors due to an oversupply of higher priced components.

If we do not obtain letters of credit from our customers or if we choose to extend open credit terms to our customers, we may need to maintain greater working capital in the future, which may harm our ability to accept high-volume purchase orders and may create difficulties in the collection of our accounts receivable.

We have arrangements with most of our foreign customers pursuant to which we accept customer orders based on letters of credit that our customers place with us. This generally enables us to maintain a low level of working capital because we are able to quickly collect payment for the products that we deliver and pay our third-party vendors. If there are any discrepancies with the documents presented by the manufacturers, the freight forwarder or us, it may cause the letters of credit to be invalid or payment to be delayed. If a letter of credit is issued late or we experience problems collecting on letters of credit, shipments will be delayed, which may cause us to miss our quarterly financial projections. If we are unable to continue to obtain letters of credit from our customers, we may be required to maintain a greater level of working capital or borrow money in order to pay our manufacturer and third-party vendors or offer open terms to customers and obtain assurance of payment via other financial methods such as credit insurance. We had to borrow money in August 2004 to pay our operating expenses until delays in collecting on letters of credit were resolved, and we may be required to do so in the future. It is possible that current or future customers may not be able to or may be unwilling to establish letters of credit acceptable to us, which could result in a need for us to have greater working capital in order to fulfill such customers’ orders. In such an event, we would be subject to greater collections risks and might be precluded from accepting large orders from these customers because of limitations on our working capital. Any inability to accept orders could harm our ability to meet our projections and reduce our revenues. In addition, in Q1 2005 we have recently begun extending open credit terms to certain of our foreign customers and may continue to do so in the future on an increasing basis. If we are unable to collect on our customer accounts, we may be required to recognize bad debt expense, which would harm our results of operations.

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

From May 2003 to May 2004, we issued shares of our common stock and options to purchase shares of our common stock to approximately 34 of our current and former employees and consultants as compensation for their services to us. Because our principal executive offices are located in California, the issuances of these securities were required to be qualified in accordance with California securities laws, unless an exemption from the qualification requirement was available. The issuances of our shares and options during the period from May 2003 to May 2004 were not qualified under California law and an exemption from the qualification requirement may not have been available. Under California law, the individuals who received shares or options as compensation for their services during this period may have the right to require us to reacquire their shares or options for an aggregate repurchase price of approximately $650,000, which includes statutory interest from the date of issuance. In November 2004, some of our employees executed releases by which they released any liability we might have to them for issuances of our securities as compensation for their services. Our potential repurchase obligation to those employees and consultants who have not executed releases is approximately $200,000. These amounts are merely estimates, and it is possible that our potential liability could be higher. We are not aware of any claims against us at this time, but individuals who received securities as compensation for their services may have up to two years to initiate legal proceedings against us. In addition, if it is determined that we offered securities in violation of California law, California regulators could impose monetary fines or other sanctions against us.

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

There is no guarantee any patent will issue on any patent application that we have filed or may file. We do not believe patents on our existing applications, if issued, will enhance our competitive position. Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented. If we do not secure and maintain patent protection for our technology and products, our competitive position will be significantly harmed because it will be much easier for competitors to sell products similar to ours. Alternatively, a competitor may independently develop or patent technologies that are substantially equivalent to or superior to our technology. If this happens, any patent that we may obtain may not provide protection and our competitive position could be significantly harmed.

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

A third party has notified us of its intention to assert a claim for indemnification under an agreement we have with that party. Under the agreement, we may continue to be required to obtain a license to certain patented technologies at our expense and for the benefit of the third party. If the third party is sued for patent infringement, we may be required to defend the third party at our expense. In either case, we may incur costs that may impair our financial forecasts and competitive position.

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

Changes in stock option accounting rules may adversely affect our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our efforts in recruiting additional employees.

Technology companies in general, and our company in particular, have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. Currently, we do not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has recently adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning with the first quarter of the year ending December 31, 2006. The change in accounting rules will lead to a decrease in reported earnings, if we have earnings, or an increased loss, if we do not have earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required by the end of 2006 to perform an evaluation of our internal controls over financial reporting and have our independent auditor attest to that evaluation. Compliance with these requirements is expected to be expensive and time consuming. If we fail to timely complete this evaluation, or if our independent auditors cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

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

As of April 1, 2005, our Chief Executive Officer beneficially owns approximately 15% of our outstanding common stock and ComVentures beneficially owns approximately 14% of our outstanding common stock, and each will be able to exert substantial influence over us and our major corporate decisions.

As of April 1, 2005, our Chief Executive Officer, Mike Kwon, beneficially owns approximately 15% of our outstanding common stock and ComVentures beneficially owns approximately 14% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon and ComVentures each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval. Presently, neither our articles of incorporation nor our bylaws prevent our stockholders from taking action by written consent; therefore, stockholders holding more than 50% of our outstanding voting power can take action without a stockholder meeting. Examples of corporate actions that we may seek to take that would require stockholder approval include:

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

Our articles of incorporation and our bylaws contain provisions that may enable our board of directors to discourage, delay or prevent a change in our ownership or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

•	our board of directors may fill vacancies on the board of directors;

•	our stockholders are permitted to remove members of our board of directors only upon the vote of at least two-thirds of the outstanding shares of stock entitled to vote at a meeting called for such purpose or by written consent;

•	stockholder proposals and nominations for directors to be brought before an annual meeting of our stockholders must comply with advance notice procedures, which require that all such proposals and nominations must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the annual meeting for the preceding year;

•	our bylaws provide that a special meeting of stockholders may be called only by our chief operating officer, president, secretary, board of directors or the holders of a majority of our outstanding stock entitled to vote at a meeting called for such purpose or by a written consent; and

•	our board of directors is expressly authorized to make, alter or repeal our bylaws.

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

As of April 1, 2005, there were outstanding options and warrants to purchase 3,138,196 shares of our common stock, of which options and warrants for approximately 1,659,988 shares were exercisable at that time. The exercise prices for the options and warrants ranged at that time from $0.07 to $4.68 per share with a weighted average exercise price of approximately $2.11. Options and warrants to purchase approximately 1,478,208 shares will become exercisable over the next three years. In the future we may issue additional shares of common stock, convertible securities, options and warrants. The issuance of shares of common stock issuable upon the exercise of convertible securities, options or warrants could cause substantial dilution to holders of common stock. It also could negatively affect the terms on which we could obtain equity financing.

Future sales of our common stock may depress our stock price.

Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

The holders of shares representing approximately 44% of our outstanding common stock as of April 1, 2005 have agreed with the underwriters of our recently completed public offering to be bound by a 90-day lock-up agreement that generally prohibits these holders from selling or transferring their stock until June 1, 2005, subject to specified exceptions. However, First Albany Capital Inc., on behalf of the underwriters, at their discretion can waive the restrictions of the lock-up agreements at an earlier time without prior notice or announcement and allow our stockholders to sell their shares of our common stock in the public market. If the restrictions of the lock-up agreements are waived, additional shares of our common stock will be available for sale into the market, subject only to applicable securities rules and regulations, which may cause our stock price to decline.

We have also registered pursuant to a registration statement on Form S-8 (File No. 333-123025), 7,090,326 shares of our common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume and other restrictions under the securities laws applicable to our affiliates and the lock-up agreements described above. If these stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

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

Under the supervision of our Chief Executive Officer and our Acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of April 1, 2005, the design and operation of such disclosure controls and procedures were effective.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any litigation which we believe would have a material adverse effect on us.

Item 5.	Other Information.

In March 2005, our board of directors established an executive committee comprised of Messrs. Mike H.P. Kwon, Jai Bhagat, Eric Schultz and Ake Persson. Messrs. Bhagat, Schultz and Persson each qualify as an independent director under the current American Stock Exchange and SEC rules and regulations. Mr. Kwon chairs the executive committee. The purpose of our executive committee is to act, only when necessary, in place of our board in intervals between board meetings when a telephonic meeting of the board is impractical to decide the matters at hand. Our executive committee has full authority and power of the board in the management of the company, except that the committee will not have the power to take any actions which have been specifically delegated to any other committee of the board, or to take actions with respect to the following:

•	the declaration of dividends or the making of any other distribution to our stockholders;

•	the issuance of bonds, debentures or the borrowing of moneys except within limits expressly approved by the board;

•	altering, amending or repealing the bylaws or any resolution or resolutions of the board designating the executive committee;

•	filling vacancies and newly created directorships on the board;

•	removing directors from the board;

•	mergers and acquisitions;

•	the sale, lease or exchange of all or substantially all of the assets of the Company;

•	the dissolution of the company; and

•	any action requiring the approval of stockholders.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit
10.1	Underwriting Agreement dated February 24, 2005 with First Albany Capital, Inc., Pacific Growth Equities, LLC and Merriman Curhan Ford & Co.

10.2	Summary Sheet of Director and Executive Officer Compensation+

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

/s/ MIKE H.P. KWON
May 16, 2005	Mike H.P. Kwon
Date	Chairman and Chief Executive Officer (on behalf of the registrant)

/s/ DAVID MORASH
May 16, 2005	David Morash
Date	President, Chief Operating Officer and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Underwriting Agreement dated February 24, 2005 with First Albany Capital, Inc., Pacific Growth Equities, LLC and Merriman Curhan Ford & Co.

10.2	Summary Sheet of Director and Executive Officer Compensation+

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement.