Form 10QSB
period 2005-07-01
AXESSTEL INC
filed 2005-08-15
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 12, 2005
Common Stock, $0.0001 per share	22,363,618 shares

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Axesstel, Inc.

Form 10-QSB

For the Six Months Ended July 1, 2005

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	July 1, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,536,214	$7,525,259
Accounts receivable	16,216,056	8,776,340
Deferred tax assets	640,000	640,000
Deferred offering costs	—	974,833
Prepayments and other current assets	717,540	929,712

Total current assets	38,109,810	18,846,144
Property and equipment, net	1,732,910	1,878,831
Other assets
Deferred tax assets	1,260,000	1,260,000
License, net	4,197,524	1,971,121
Goodwill	385,564	385,564
Other, net	524,577	648,932

Total other assets	6,367,665	4,265,617

Total assets	$46,210,385	$24,990,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$327,810	$599,095
Due to Wistron NeWeb, a related party	15,613,332	13,623,474
Current portion of long-term debt	—	1,140,000
Customer advances	559,500	135,300
Accrued litigation settlement	—	958,000
Accrued royalties	1,733,161	1,364,246
Accrued expenses and other current liabilities	1,432,700	1,417,951

Total current liabilities	19,666,503	19,238,066
Long-term liabilities
Note payable	—	250,000
Long-term debt	—	2,379,000
Other long-term liabilities	2,500,000	—

Total long-term liabilities	2,500,000	2,629,000
Stockholders’ equity
Common stock, par value $0.0001; authorized 50,000,000 shares; 22,171,136 and 11,253,466 shares issued and outstanding at July 1, 2005 and December 31, 2004, respectively	2,217	1,125
Additional paid-in capital	37,464,026	15,757,532
Accumulated other comprehensive loss	(47,581)	(45,614)
Unearned compensation	(503,660)	(779,483)
Accumulated deficit	(12,871,120)	(11,810,034)

Total stockholders’ equity	24,043,882	3,123,526

Total liabilities and stockholders’ equity	$46,210,385	$24,990,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	For the three months ended		For the six months ended
	July 1, 2005	June 30, 2004	July 1, 2005	June 30, 2004
Revenues	$36,969,554	$7,874,990	$65,980,009	$8,303,590
Cost of goods sold	32,457,773	6,897,584	57,901,365	7,243,001

Gross margin	4,511,781	977,406	8,078,644	1,060,589

Operating expenses:
Research and development	1,376,946	867,315	2,731,512	1,829,662
Selling, general and administrative	2,969,361	1,725,362	5,794,786	3,423,142

Total operating expenses	4,346,307	2,592,677	8,526,298	5,253,074

Operating income (loss)	165,474	(1,615,271)	(447,654)	(4,192,485)
Other income (expense):
Interest and other income	195,524	2,444	213,567	7,003
Interest and other expense	(14,124)	(127,005)	(797,962)	(211,688)

Total other income (expense)	182,400	(124,561)	(584,395)	(204,685)

Profit (loss) before income tax provision (benefit)	347,874	(1,739,832)	(1,032,049)	(4,397,170)
Income tax provision (benefit)	19,742	(695,933)	29,037	(1,758,868)

Net income (loss)	328,132	(1,043,899)	(1,061,086)	(2,638,302)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,467	(3,835)	(1,967)	(5,031)

Comprehensive income (loss)	332,599	(1,047,734)	(1,063,053)	(2,643,333)

Earnings (loss) per share
Basic	$0.01	$(0.13)	$(0.06)	$(0.33)

Diluted	$0.01	$(0.13)	$(0.06)	$(0.33)

Weighted average shares outstanding
Basic	22,069,581	8,314,801	17,970,929	8,108,310
Diluted	23,286,613	8,314,801	17,970,929	8,108,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	July 1, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(1,061,086)	$(2,638,302)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,620,931	847,975
Issuance of stock for services	—	36,168
Issuance of stock for employee compensation	38,000	79,605
Stock warrants granted for consulting services	—	30,500
Deferred tax assets	—	(1,758,868)
(Increase) decrease in:
Accounts receivable	(7,439,716)	(2,475,112)
Prepayments and other current assets	1,187,005	106,707
Other assets	(265,030)	(332,816)
Increase (decrease) in:
Accounts payable, including related party payables	1,718,573	3,095,730
Accrued expenses and other liabilities	(150,136)	(372,679)

Total adjustments	(3,290,373)	(742,790)

Net cash used in operating activities	(4,351,459)	(3,381,092)

Cash flows from investing activities:
Acquisition of property and equipment	(378,205)	(739,473)

Net cash used in investing activities	(378,205)	(739,473)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	19,072,586	1,607,025
Repayment of note payable	(1,330,000)	(200,000)
Proceeds from issuance of notes payable, net of costs	—	4,000,000
Repayments under capital lease obligations	—	(221,040)

Net cash provided by financing activities	17,742,586	5,185,985

Cumulative translation adjustment	(1,967)	48,580

Net increase in cash and cash equivalents	13,010,955	1,114,000

Cash and cash equivalents at beginning of year	7,525,259	376,336

Cash and cash equivalents at end of period	$20,536,214	$1,490,336

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$333,824	$67,608
Income tax	$163,399	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosures of non-cash investing and financing activities:

During the first six months of 2005, the Company entered into the following transactions:

•	The Company issued 125,000 shares of common stock to North America Venture Fund II, L.P. and 772,152 shares of common stock to Laurus Master Fund, Ltd. in repayment for notes payable of $2,690,000 in the aggregate.

•	The Company recorded a long-term liability associated with its expanded CDMA license of $2.5 million. The liability is contingent on the achievement of certain milestones being achieved. Once these milestones are achieved, the Company will be required to pay the licensor installment payments over a two year period. The Company expects to achieve the milestones within one to two years. No cash is due in the current year for this obligation.

•	The Company cancelled 30,000 shares of restricted common stock valued at $93,000 to a former member of the board of directors.

During the first six months of 2004, the Company entered into the following transactions:

•	The Company issued 50,000 shares of common stock valued at $112,500 in exchange for finders’ fees of $41,625 and offering costs of $70,875 in connection with the Company’s January 2004 financing.

•	The Company recorded a discount of $125,000 on its January 2004 convertible term note due to the presence of a beneficial conversion feature.

•	The Company issued warrants valued at $204,092 to purchase 100,000 shares of common stock to a lender recorded as a discount in connection with its $3,000,000 March 2004 convertible term note.

•	The Company issued warrants valued at $97,922 to purchase 47,468 shares of common stock in exchange for finders’ fees in connection with the Company’s January 2004 financing.

•	Fund raising advances of $1,720,000 were transferred to equity upon issuance of common stock in January 2004.

•	The Company issued 125,000 shares of common stock to North America Venture Fund II, L.P. and 37,000 shares of common stock to Laurus Master Fund, LTD in repayment for notes payable of $330,752.

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

Effective with the first quarter of the year ending December 31, 2005, the Company has changed its financial reporting dates for each quarterly reporting period. The Company has established the Friday nearest to the end of the calendar quarter to be the financial reporting date. The second quarter of the year ending December 31, 2005, ended on July 1, 2005, and for convenience the 2005 reporting periods are referred to as the three and six months ended July 1, 2005. The Company will continue to report its annual results as of December 31 and for the year then ending.

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

Software Development Costs

Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established are capitalized in accordance with Statement of Financial Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Significant management judgment is required in determining when technological feasibility has been achieved for a particular product. Capitalized software development costs are amortized when products are available for general release to customers, using the greater of (a) the ratio that current gross revenues for the products bear to the total current and anticipated future gross revenues for the products or (b) the straight-line method over the estimated useful life of the products.

There were no capitalized software costs as of July 1, 2005 and December 31, 2004 because technological feasibility was not reached until the manufacturing process began.

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

The Company determined there was no impairment of long-lived assets at July 1, 2005 or December 31, 2004.

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

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, the Company normally exchanges them or provides credits to the customer. The returned products are shipped back to the supplier and the Company is allowed a credit or exchange from the supplier. The Company provides allowances for potential sales returns and credit losses when necessary. Management concluded that no allowance was needed as of July 1, 2005 and December 31, 2004.

On certain contracts, the Company provides for a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. All products are tested for quality inspection prior to shipment and the Company has historically experienced a minimal level of defective units. On one of the Company’s significant contracts, the Company does not provide a warranty replacement unit of one percent of total units shipped. In this case, the Company provides third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of sales. During the six months ended July 1, 2005, warranty costs amounted to approximately $212,000 and, as of July 1, 2005, the Company has established a warranty reserve of $318,000 to cover additional service costs over the life of the warranties. Management believes that no additional warranty reserve is needed other than as discussed above.

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

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for stock option awards consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be adjusted to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 1, 2005	June 30, 2004	July 1, 2005	June 30, 2004
Net income (loss), as reported	$328,132	$(1,043,899)	$(1,061,086)	$(2,638,302)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(214,088)	(168,448)	(430,977)	(312,314)

Pro forma net income (loss)	$114,044	$(1,212,347)	$(1,492,063)	$(2,950,616)

Earnings (loss) per share:
Basic—as reported	$0.01	$(0.13)	$(0.06)	$(0.33)
Basic—pro forma	$0.01	$(0.15)	$(0.08)	$(0.36)
Diluted—as reported	$0.01	$(0.13)	$(0.06)	$(0.33)
Diluted—pro forma	$0.01	$(0.15)	$(0.08)	$(0.36)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended July 1, 2005 and June 30, 2004: dividend yields of 0%, expected volatility of 60% and 124% respectively; and for the six months ended July 1, 2005 and June 30, 2004: dividend yields of 0%, expected volatility of 63% and 129% respectively, risk-free interest rate of 6%, and expected lives of five years.

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

Earnings (loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common shares equivalents are included because their effect would be anti-dilutive. For the six months ended July 1, 2005 and June 30, 2004, 3,903,135 and 7,761,710 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended		Six Months Ended
	July 1, 2005	June 30, 2004	July 1, 2005	June 30, 2004
Numerator:
Net income (loss) attributable to common stockholders	$328,132	$(1,043,899)	$(1,061,086)	$(2,638,302)
Denominator:
Denominator for basic net income per share—weighted average shares	22,069,581	8,314,801	17,970,929	8,108,310
Effect of dilutive securities:
Stock options and warrants	1,217,032	—	—	—
Dilutive potential common stock	—	—	—	—

Denominator for diluted income per share—adjusted weighted average shares	23,286,613	8,314,801	17,970,929	8,108,310

Basic earnings (loss) per share	$0.01	$(0.13)	$(0.06)	$(0.33)

Diluted earnings (loss) per share	$0.01	$(0.13)	$(0.06)	$(0.33)

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

Certain Risks and Concentrations

Generally, the obligations for the Company’s foreign customers are secured either by letters of credit or by insurance, subject to a 5% deductible. The Company generally does not receive security for domestic customer obligations. To date, the Company has not written off a trade receivable, and the Company has not recorded a reserve for collectibility at July 1, 2005 or December 31, 2004. The Company performs ongoing customer credit evaluations and may in the future establish a collectibility allowance if appropriate.

The Company’s products include components subject to rapid technological change. Significant technological change could adversely affect the Company’s operating results and subject the Company to product obsolescence. The Company has return privileges with its suppliers and other ongoing programs to minimize the adverse effects of technological change.

During the first six months of 2005, 92% of the Company’s revenues were from three customers, comprised of 60%, 22% and 10%. At July 1, 2005, the amounts due from such customers were $6.2 million, $6.6 million and $2.3 million, respectively, which were included in accounts receivable. During the six months ended July 1, 2005, the Company purchased substantially all of its products from one manufacturer. At July 1, 2005, the amount due to this manufacturer was $15.6 million.

During the first six months of 2004, two customers accounted for 70% and 22% of the Company’s revenues, respectively. At June 30, 2004, the amounts due from such customers were $2.1 million and $1.8 million, respectively, which were included in accounts receivable. During the first six months of 2004, the Company purchased substantially all of its products from one manufacturer. At June 30, 2004, the amount due to this manufacturer was $3.4 million, which was included in accounts payable.

As of July 1, 2005, the Company maintained assets of approximately $1.0 million at its location in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company’s operations.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be its first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Management estimates that the adoption of SFAS No. 123(R) will reduce operating income by approximately $300,000 per quarter in 2006.

2. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	July 1, 2005	December 31, 2004
Prepaid taxes	$260,539	$265,779
Prepaid insurance	91,530	84,000
Prepaid tooling	128,774	243,573
Due from Wistron NeWeb, related party	—	90,000
Supplier advances	170,408	143,761
Other	66,289	102,599

	$717,540	$929,712

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 1, 2005	December 31, 2004
Machinery and equipment	$1,035,263	$977,532
Office furniture and equipment	561,232	467,317
Software	1,792,686	1,580,540
Leasehold improvements	75,362	60,949

	3,464,543	3,086,338
Accumulated depreciation	(1,731,633)	(1,207,507)

	$1,732,910	$1,878,831

4. OTHER ASSETS

Other assets consisted of the following:

	July 1, 2005	December 31, 2004
Deposits	$459,132	$192,614
Trademark	15,696	17,184
Prepaid finders fee	—	218,000
Prepaid loan costs	—	120,000
Other	49,749	101,134

	$524,577	$648,932

5. LICENSE

In November 2000, the Company entered into a Subscriber Unit License Agreement (the “Agreement”) pursuant to which it obtained a non-exclusive license of CDMA (Code Division Multiple Access) technology, which has enabled the Company to manufacture and sell certain fixed wireless CDMA based products and to purchase certain components and equipment from time to time.

In February 2005, the Company entered into an amendment to the Agreement to expand the scope of the license and to allow the Company to make, use and sell certain mobile CDMA based products in addition to fixed wireless CDMA based products currently offered. The cost associated with the amendment to this Agreement was $2,500,000.

The Agreement, as amended, allows the Company to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The Agreement, as amended, has no fixed termination date and the Company has assigned an estimated life of 10 years for the license. As of July 1, 2005 and December 31, 2004, the license consisted of the following:

	July 1, 2005	December 31, 2004
License	$5,500,000	$3,000,000
Accumulated amortization	(1,302,476)	(1,028,879)

	$4,197,524	$1,971,121

Amortization expense related to this license amounted to $273,597 and $169,098 for the six months ended July 1, 2005 and June 30, 2004, respectively.

6. GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company has completed its testing for the year ended December 31, 2004 using the method discussed in SFAS No. 142 and determined that there was no impairment for the year ended December 31, 2004. Impairment costs, when recognized, are recorded as a charge to operations. As of July 1, 2005, and December 31, 2004, net goodwill amounted to $385,564.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	July 1, 2005	December 31, 2004
Lease liability	$175,000	$150,000
Warranty reserve	318,000	183,000
Accrued commissions	242,234	—
Accrued taxes	25,645	30,730
Accrued legal and professional fees	235,000	526,000
Accrued operating expenses	436,821	528,221

	$1,432,700	$1,417,951

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

In February 2005, the Company issued 22,152 shares of Axesstel’s common stock at a conversion price of $3.16 per share to Laurus in connection with the conversion of $70,000 due under the convertible term notes issued to Laurus in March 2004 and August 2004. In March 2005, the Company issued 750,000 shares of Axesstel’s common stock at the conversion price of $3.16 per share to Laurus in connection with the conversion of $2.37 million of principal due under the convertible term note issued to Laurus in March 2004. In addition, the remaining balance of the convertible term notes for both the March 2004 and August 2004 portions was paid off in March 2005 for an aggregate cash payment of approximately $1.5 million. This amount represents 115% of the remaining principal on the March 2004 note and 120% of the remaining principal on the August 2004 note plus accrued interest on both notes through March 30, 2005. No further amounts are due under these notes.

11. STOCKHOLDERS’ EQUITY

Common Stock - 2005 Activity

In January 2005, stock warrants and employee stock options for 939,710 shares of the Company’s stock were exercised at prices ranging from $.07 to $.26 per share resulting in proceeds of $160,000.

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

In March 2005, employee stock options for 101,801 shares of the Company’s common stock were exercised at prices ranging from $.07 to $.26 per share resulting in proceeds of $17,000.

In March 2005, the Company issued 750,000 shares of its common stock at the conversion price of $3.16 per share to Laurus in connection with the payment of a portion of the principal related to the investor’s convertible term note of $3,000,000, funded in March 2004.

In April 2005, employee stock options for 18,920 shares of the Company’s common stock were exercised at prices ranging from $.26 to $.60 per share resulting in proceeds of $11,000.

In May 2005, the Company issued 10,000 shares of the Company’s common stock at its fair market value of $3.80 per share to an employee.

In May 2005, employee stock options for 20,356 shares of the Company’s common stock were exercised at prices ranging from $.26 to $.60 per share resulting in proceeds of $10,000.

In June 2005, the Company cancelled 30,000 shares of its restricted common stock valued at $3.10 per share issued to a former member of the board of directors.

In June 2005, stock warrants and employee stock options for 135,868 shares of the Company’s stock were exercised at prices ranging from $.07 to $2.00 per share resulting in proceeds of $122,000.

Stock Option Activity

Awards under the Company’s 2004 Equity Incentive Plan may be granted to any of the Company’s employees, directors or consultants or those of the Company’s affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. As of July 1, 2005, options to purchase 1,450,500 shares of common stock have been granted under this plan to the Company’s employees, officers, directors, and consultants and are outstanding; the Company has issued an aggregate of 135,000 restricted shares of common stock under this plan to non-employee directors and 10,000 shares of restricted common stock to a new executive officer. The Company granted options to purchase 1,102,500 shares of common stock under this plan for the first six months of 2005.

12. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

Net revenues by geographic region based on customer locations for the three months and six months ended July 1, 2005 and June 30, 2004 were as follows:

	Three months ended		Six months ended
	July 1, 2005	June 30, 2004	July 1, 2005	June 30, 2004
Net revenues
Asia + Pacific Rim	$27,514,709	$2,269,600	$49,448,922	$2,486,200
Latin America	9,454,845	5,605,390	16,531,087	5,817,390

Total	$36,969,554	$7,874,990	$65,980,009	$8,303,590

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

USA: In May 2004, the Company entered into a non-cancelable operating lease for 13,120 square feet of office space for its corporate headquarters and U.S. operations, which lease is secured by a letter of credit. The premise is located at 6815 Flanders Drive, San Diego, California. In May 2005, the Company entered into an agreement to extend this operating lease and expand the square footage of the lease to a total of 17,101 square feet. The amended lease term is 67 months plus a five year option to renew. The amended lease commenced in August 2005. The Company has an additional lease commitment at its former location in San Diego, California. This facility has been subleased as of August 2004 for the remainder of the lease term until November 2006.

Korea: In June 2005, the Company entered into a two year non-cancelable operating lease for 28,880 square feet of factory space for its Korean operations. The premise is located at Gyeonggi-do, Seoul Korea. The lease term is two years with monthly payments of approximately $26,000. The Company has an operating lease for its research and development center in Seoul, South Korea, with monthly payments of approximately $14,000. The original lease terminated in February 2005 and has been renewed for two years with an ability to cancel without penalty or liability upon three months notice. The Company is in the process of reviewing their long-range lease requirements for their research and development center in Korea.

Minimum annual rental payments are approximately as follows:

Year Ending December 31,	Total Amount	Sublease Amount	Amount
2005	$630,000	$(73,000)	$557,000
2006	763,000	(67,000)	696,000
2007	501,000	—	501,000
2008	356,000	—	356,000
2009	368,000	—	368,000

	$2,618,000	$(140,000)	$2,478,000

Rent expense is charged ratably over the life of the lease using the straight line method.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of July 1, 2005, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

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

14. RELATED PARTY TRANSACTIONS

The Company uses Wistron NeWeb Corporation exclusively as its contract manufacturer. For the first six months of 2005, the Company purchased $54.4 million of product from Wistron. During this period, the Company paid to Wistron $52.4 million, and owed an additional $15.6 million at July 1, 2005. As of July 1, 2005, Wistron owned 500,000 of the 22,171,136 shares of the Company’s outstanding common stock, as well as a warrant to purchase 100,000 shares of the Company’s common stock, representing a 2.7% beneficial ownership interest in the Company. In addition, Mr. Haydn Hsieh, one of the Company’s directors, is also the President and Chief Executive Officer of Wistron.

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

We currently sell our products to telecommunications service providers in developing countries where large segments of the population do not have telephone service and demand for telephone services has grown substantially in recent years. At present, our principal customers are Tata Teleservices Limited in India, TeleCard Limited in Pakistan, Telefonica Moviles, S.A. in Latin America Telecommunications Movilnet C.A., the wireless division of Compania Anonima Nacional Telefonos de Venezuela, and Suntel of Sri Lanka. We believe there are over 80 CDMA-based telecommunications service providers in over 35 countries that have deployed or plan to deploy fixed wireless solutions.

All products we have sold through 2004 have been used primarily for their voice capabilities; however, in the first quarter of 2005, we had our first sales of a broadband modem product which is based on the CDMA2000 1xEV-DO standard, a newer version of the CDMA standard used for high-speed data communications. We believe that an increasing portion of our sales will be from broadband modem products in the future. Telecommunications service providers began rolling out the CDMA2000 1xEV-DO standard on their networks in the last two years, and as of the date of this report, we believe less than half of telecommunications service providers using CDMA technologies have commenced testing and implementation of the CDMA2000 1xEV-DO standard. In the second quarter of 2005, we achieved profitability for the first time since changing our business plan, and had our first sales of a voice/data terminal product that combines voice and fax services.

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

In the first quarter of 2004, we commenced large scale product manufacturing with our Taiwan-based manufacturing partner, Wistron NeWeb Corporation, or WNC. In the second quarter of 2005, WNC added additional manufacturing capabilities in China. We presently have two production lines in Taiwan and one in China. We work with WNC in sourcing components for our products in an effort to reduce costs, ensure the quality of the components we purchase and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders. We believe WNC provides flexibility and scalability to our manufacturing operations. Additionally, in the second quarter of 2005, we entered into a memorandum of understanding with TBK Electronics Corporation to purchase manufacturing equipment in South Korea. We intend to begin manufacturing in the third quarter of 2005.

Revenues

Our portfolio consists of fixed wireless products in four categories: desktop phone terminals, payphone terminals, voice/data terminals and broadband modems. We have shipped the desktop phone terminals and the payphone terminals since 2004. We received initial orders and began product shipments for our fixed wireless CDMA2000 1xEV-DO modems and our voice/data terminals in the first and second quarters of 2005. We expect fixed wireless phone terminals will continue to represent a major portion of our revenues for the foreseeable future. However, we believe that an increasing portion of our anticipated growth will come from sales of our next generation data products, such as our fixed wireless broadband modem and voice/data terminals, into developing and industrialized countries as demand grows for broadband data services.

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the six months ended July 1, 2005, approximately 92% of our revenues were derived from three customers, with one customer representing approximately 60% and the other customers representing approximately 22% and 10%. All of our sales are based on purchase orders or other short-term arrangements. We negotiate the pricing of our products based on the quantity and the length of the time for which deliveries are to be made. For orders involving a significant number of units, or which involve deliveries over a long period of time, we typically receive rolling forecasts or a predetermined quantity for a fixed period of time from our customers, which in turn allows us to forecast internal volume and component requirements for manufacturing. In order to minimize our collection risks, we generally have sold to our international customers under guaranteed letters of credit or open terms secured by credit insurance, subject to a 5% deductible. To date, substantially all of our product sales have been to customers outside of the United States. In order to minimize foreign exchange risk, we have made all sales to date in U.S. dollars.

We supply WNC with rolling forecasts. In addition, we receive forecasts from our customers, and in turn, place orders with WNC for near-term production. Based upon our purchase orders and forecasts, WNC procures components in amounts intended to meet the near-term demand. Additionally, we provide Qualcomm Incorporated, the manufacturer of our chipsets, with rolling forecasts for chipsets. WNC places the chipset orders and pays Qualcomm. Following receipt of our orders, WNC generally manufactures our products and delivers the finished goods to the customer’s freight forwarder in Taiwan, transferring title at that point. We generally recognize revenue upon the transfer of title to the freight forwarder. The freight forwarder and WNC supply us with the shipping documents, which we in turn present to the negotiating bank under the letter of credit for payment. Upon receipt of payment, we generally pay WNC within 30 days after delivering to the freight forwarder. We arrange for WNC to manufacture our products based on the delivery needs of our customers, and therefore we do not maintain inventory of products or components. As a result of the security offered by the letters of credit, WNC extends us credit terms which minimize our working capital requirements.

Cost of Goods Sold

Cost of goods sold consists of direct materials, manufacturing expense, warranty expense and royalty fees. We believe our success and growth will depend on our ability to reduce cost of goods sold. We continue to reduce our cost of goods sold through the following initiatives: increasing our purchasing power through increased volume; ordering standardized parts used across our product lines; looking for additional manufacturing partners in regions where labor costs are low, such as China or India; reengineering our products with new technologies and expertise to decrease the number of components; relying more on applications processing than hardware; and improving our manufacturing processes. We are also considering outsourcing our supply chain to major distributors to competitively bid our component and hardware requirements while extending our credit terms, automating the buying process and obtaining volume rebates.

Research and Development

Research and development expenses consist primarily of salaries and related expenses for engineering personnel, facility expenses, fees for consultants and outside service providers, and depreciation of developmental test equipment. The majority of this activity is for software, mechanical and hardware product development. We expense these costs as they are incurred.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses for management, finance, legal, sales and marketing, program management and administrative personnel. Other costs include facility expenses, employee travel, fees for legal, commissions, accounting, and professional service providers, stockholder relations, and amortization and depreciation expense of intangible and fixed assets.

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

On certain contracts, we provide a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. On one of our significant contracts, we do not provide warranty replacement units. In this case, we provide third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of sales. During the six months ended July 1, 2005, warranty costs amounted to approximately $212,000 and, as of July 1, 2005, the Company has established a warranty reserve of $318,000 to cover additional service costs over the life of the warranty. All products are tested by quality inspection prior to shipment and we have historically experienced a minimum level of defective units. Management believes that no additional warranty reserve is needed other than as discussed above.

Accounts Receivable Allowance

Collections from product sales for foreign customers are generally received via letter of credit arrangements or secured by credit insurance, subject to a 5% deductible. As such, collections on trade accounts receivable for foreign customers are reasonably assured. We generally do not receive security for domestic customer obligations. At times, we extend credit based on evaluation of the customer’s financial condition. We have not established an accounts receivable allowance as credit losses incurred to date have been insignificant. We will regularly perform ongoing customer credit evaluations and may in the future establish an allowance for doubtful accounts if appropriate.

Capitalized Software Costs

Software development costs for products sold, which consist primarily of firmware embedded in our products, incurred after technological feasibility is established are capitalized in accordance with Statement of Financial Accounting Standards, or SFAS, No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Amortization of these costs begins when the products are ready for sale. SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. We begin capitalizing software development costs upon attainment of both requirements. Our engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, we expense all research and development activities performed up to the commencement of the manufacturing process.

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

Results of Operations

The following table sets forth, as a percentage of revenues, the condensed consolidated statement of operations data for the periods indicated:

	Three months ended		Six months ended
	July 1, 2005	June 30, 2004	July 1, 2005	June 30, 2004
Revenues	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	87.80	87.59	87.75	87.23

Gross margin	12.20	12.41	12.25	12.77

Operating expenses
Research and development	3.72	11.01	4.14	22.03
Selling, general and administrative	8.03	21.91	8.78	41.22

	11.75	32.92	12.92	63.25

Operating income (loss)	0.45	(20.51)	(0.67)	(50.48)
Other income (expense)	0.49	(1.58)	(0.89)	(2.47)

Profit (loss) before income tax provision (benefit)	0.94	(22.09)	(1.56)	(52.95)

Income tax provision (benefit)	0.05	(8.83)	0.05	(21.18)

Net income (loss)	0.89	(13.26)	(1.61)	(31.77)

General.

As discussed above under the caption “Overview,” our business focus changed at the end of 2003 from providing contract research and development with limited manufacturing and product sales on behalf of third parties, to designing, manufacturing and selling proprietary fixed wireless products. In the first six months ended June 30, 2004, We were still in a start-up phase of this new business model with significant expenses and only $8.3 million in revenue. In the six months ended July 1, 2005, We have experienced significant growth compared to the year ago periods in 2004, and have been able to more efficiently absorb many of our fixed overhead costs. The second quarter of 2005 represents the first quarter of profitability since the change in our business focus. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors” section of this report.

Revenues.

For the three months ended July 1, 2005, which we refer to as Q2 2005, revenues were $37.0 million compared to $7.9 million for the three months ended June 30, 2004, which we refer to as Q2 2004, representing a 369% increase. In Q2 2005, our revenues derived principally from three customers and three products, which three customers together represented 95% of revenues in Q2 2005. In Q2 2004, our revenues derived principally from two customers and one product, which two customers together represented 94% of revenues in Q2 2004. These customers individually represented 60%, 24% and 11% of revenues, respectively, in Q2 2005, and 71% and 23% of revenues, respectively, in Q2 2004. We introduced one new product in Q2 2005, which represented approximately $756,000 of our revenues. Our objective is to expand our customer base to reach new customers and new regions. We continue to expect that most of our sales will be to foreign customers or for products to be used in foreign countries.

For the six months ended July 1, 2005, revenues were $66.0 million compared to $8.3 million for the six months ended June 30, 2004, representing a 695% increase. In the first six months of 2005, our revenues derived principally from three customers and three products, which three customers together represented 92% of revenues in 2005. In the first six months of 2004, our revenues derived principally from two customers and one product, which two customers together represented 92% of revenues in 2004. These customers individually represented 60%, 22% and 10% of revenues, respectively in 2005, and 70% and 22% of revenues, respectively, in 2004.

Cost of Goods Sold.

For Q2 2005, cost of goods sold was $32.4 million compared to $6.9 million for Q2 2004, an increase of 371%. For the six months ended July 1, 2005, cost of goods sold was $57.9 million compared to $7.2 million for the six months ended June 30, 2004, an increase of 699%. Both of these percentage increases track closely to the percentage increases to revenues. Our cost of goods sold declined on a per unit basis in 2005, as we were able to re-engineer some of the components within our products to take advantage of cost efficient alternate parts, and reduce prices with our suppliers based on increasing purchasing power. Most of our products were manufactured by one vendor. We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our vendor should be able to decrease its costs to us as they transition from Taiwan to China, and as our purchase volume increases. Additionally, in the second quarter of 2005, we entered into a memorandum of understanding with TBK Electronics Corporation to purchase manufacturing equipment in South Korea. We intend to begin manufacturing in the third quarter of 2005. More cost savings are expected to occur as we utilize additional manufacturing vendors and other vendors which are employed to produce specific hardware and other components used in the manufacturing process at a lower cost.

Gross Margin.

For Q2 2005, gross margin as a percentage of revenues was 12% which is the same level as gross margin for Q2 2004. For the six months ended July 1, 2005, gross margin was 12% compared to 13% for the six months ended June 30, 2004. Margins have remained stable in 2005 as reductions in the average selling prices have been matched by reductions in the cost of goods sold. We expect gross margin to be approximately 12% for the full year 2005, but on a quarterly basis, margins may fluctuate due to customer and product mix, as well as other factors.

Research and Development.

For Q2 2005, research and development was $1.4 million, compared to $867,000 for Q2 2004, an increase of 59%. As a percentage of revenue, research and development for Q2 2005 declined from 11% to 4% from Q2 2004. For the six months ended July 1, 2005, research and development was $2.7 million, compared to $1.8 million for the six months ended June 30, 2004, an increase of 49%. However, as a percentage of revenue, the first six months ended July 1, 2005 declined from 22% to 4% from the first six months ended June 30, 2004. We are presently spending much of our research and development funds on our new line of data products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. Our research and development expenditures are expected to increase in absolute terms and decrease as a percentage of revenues for the remainder of 2005.

Selling, General and Administrative.

For Q2 2005, selling, general and administrative expenses were $3.0 million compared to $1.7 million for Q2 2004, an increase of 72%. As a percentage of revenues, selling, general and administrative expenses in Q2 2005 declined from 22% to 8% from Q2 2004. For the six months ended July 1, 2005, selling, general and administrative expenses were $5.8 million, compared to $3.4 million for the six months ended June 30, 2004, an increase of 69%. However, as a percentage of revenue, selling, general and administrative expenses in the first six months ended July 1, 2005 declined from 41% to 9% from the first six months ended June 30, 2004. We expect our selling, general and administrative expenses to continue to increase during the year as we continue to grow and build our infrastructure. However, we expect selling, general and administrative to decrease as a percentage of revenues for the remainder of 2005.

Other Income (Expense).

For Q2 2005, other income (expense) was a net benefit of approximately $182,000 compared to a net expense of approximately $125,000 for Q2 2004. The majority of Q2 2005’s net benefit derived from interest income from the proceeds of our public offering earlier in the year, compared to interest expense from debt in Q2 2004. For the six months ended July 1, 2005, other income (expense) was a net expense of $584,000. This amount included interest and other income of $214,000, offset by approximately $798,000 of expense associated from debt and financing activities. This expense included prepayment penalties of $230,000 and the expensing of $493,000 for finder fees, note payable discounts, and interest. In the six months ended June 30, 2004, other income (expense) was a net expense of approximately $205,000, which expense was predominantly debt related.

Provision (Benefit) for Income Taxes.

For Q2 2005, an income tax provision of approximately $20,000 was recorded compared to an income tax benefit of approximately $696,000 for Q2 2004. In the first six months of 2005, an income tax provision of approximately $29,000 was recorded compared to an income tax benefit of $1.8 million in the first six months of 2004. According to Internal Revenue Code regulations, we were deemed in October 2004 to have experienced a 50% change in ownership during the past three years. This change in ownership limits the use of our net operating loss carryforward to a specific amount each year. Accordingly, we have limited our deferred tax asset and related income tax benefit for the year and reduced the deferred tax asset and related income tax benefit by $1.5 million during Q4 2004. The deferred tax asset represents the amount expected to be realized over the next three years. In connection with our private placements and public offering of common stock in Q1 2005, we have experienced an additional 50% ownership change event. This event may limit our use of net operating loss carryforwards related to losses in the future. We may in the future experience further ownership change events, which would similarly limit use of any net operating loss carryforwards that might otherwise be available subsequent to the date of the most recent 50% ownership changes.

Net Income (Loss).

For Q2 2005, net income was approximately $328,000 compared to net loss of $1.0 million for Q2 2004. For the six months ended July 1, 2005, net loss was $1.1 million compared to net loss of $2.6 million for the six months ended June 30, 2004. The improved profitability was attributable to significantly higher revenues and reduced interest payments resulting from the repayment of debt. We expect to produce an operating profit for the full year 2005.

Liquidity and Capital Resources

At July 1, 2005, our principal sources of liquidity included cash and cash equivalents of $20.5 million compared to $7.5 million at December 31, 2004. At July 1, 2005, we had working capital of approximately $18.4 million compared to negative working capital of approximately $392,000 at December 31, 2004. For the six months ended July 1, 2005, we used $4.4 million of cash in operations versus $3.4 million of cash in operations for the six months ended June 30, 2004. Investment activities used approximately $378,000 of cash during the first six months ended July 1, 2005, reflecting equipment purchases related to our business development efforts. In the second quarter of 2005, we entered into a memorandum of understanding with TBK Electronics Corporation to purchase manufacturing equipment in South Korea. The final purchase price of this equipment is expected to be approximately $1.9 million, payable in the third quarter of 2005 after the equipment purchase agreement is finalized. In the six months ended June 30, 2004, we used approximately $739,000 for software and equipment purchases.

At July 1, 2005, accounts receivable were $16.2 million, compared to $8.8 million at December 31, 2004. Substantially all of our accounts receivable are covered by letters of credit or are insured, subject to a 5% deductible. The increase in accounts receivable was predominately the result of increased sales during Q2 2005.

During the six months ended July 1, 2005, we completed a public offering, two private placements, and received additional funds from warrant and employee stock option exercises, for aggregate net proceeds of $19.1 million. With these proceeds, we paid off all our existing long-term principal debt obligations with cash payments of $1.3 million. Combined, we generated $17.7 million of net cash from these financing activities in the first six months of 2005. Of this amount, we paid $975,000 to liquify the liability in connection with a settlement agreement with Axess Telecom. We expect the remaining proceeds will allow us the necessary working capital to fund our operations for at least the next 12 months. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financing in the future. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

During the six months ended June 30, 2004, we received $5.6 million in proceeds from the sale of common stock and the issuance of convertible term notes. With these proceeds, we paid off a note payable of $200,000 and capital leases for equipment of $221,000. Combined, we provided $5.2 million of net cash from these financing activities during the first six months of 2004.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation S-B as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. We estimate that the adoption of SFAS No. 123(R) will reduce operating income by approximately $300,000 per quarter in 2006.

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

Our primary business in 2003 was focused on contract research and development and we engaged in only limited manufacturing and product sales on behalf of third parties. In late 2003 and early 2004, we believed that changing market factors would result in increasing demand for fixed wireless products. In response, we refocused our business to concentrate exclusively on developing, manufacturing and selling our own branded and co-branded CDMA-based fixed wireless products. Our limited experience in executing our new business model reduces our ability to evaluate our prospects and make appropriate forecasts and assumptions with certainty. Our new business model requires that we continue to design competitive products, manufacture these products in high volumes and at increasingly lower unit cost, and sell these products at attractive prices and in increasingly large quantities. If we do not successfully execute our new business model, our results of operations will be harmed substantially and the value of your investment in our stock will decline.

We rely on a small number of customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the year ended December 31, 2004, two of our seven customers and their affiliates accounted for approximately 86% of our revenues, of which one customer comprised approximately 71% and the other customer comprised approximately 15%. For the three months ended July 1, 2005, three of our customers and their affiliates accounted for approximately 95% of our revenues, which customers individually represented 60%, 24% and 11% of revenues, respectively. For the six months ended July 1, 2003, three of our customers and their affiliates accounted for approximately 92% of our revenues, which customers represented 60%, 22% and 10% respectively. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

If we cannot sustain profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred significant operating losses after we changed our business model at the beginning of 2004. Although we earned approximately $328,000 in net income for the three months ended July 1, 2005, we incurred a net loss of $1.1 million for the six months ended July 1, 2005 and a net loss of $8.3 million for the year ended December 31, 2004. At July 1, 2005, we had an accumulated deficit of $12.9 million. Maintaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in maintaining profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in maintaining profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

•	changes in our pricing policies or those of our competitors;

•	the introduction of new products or product enhancements by us or our competitors;

•	changes in the terms of our arrangements with customers or suppliers;

•	our current reliance on large-volume orders from only a few customers;

•	the receipt and shipment of large orders or reductions in these orders;

•	variability between customer and product mix;

•	ability of our customers to accurately forecast demand for our products by their end users;

•	general economic conditions in developing countries which are in our target markets;

•	the timing of final product approvals from any major customer;

•	delays or failures to fulfill orders for our products on a timely basis;

•	the ability of our customers to obtain letters of credit that are satisfactory to us and our ability to confirm them in a timely manner;

•	our inability to forecast our manufacturing needs;

•	delays in the introduction of new or enhanced products by us or market acceptance of these products;

•	change in the financial position of our manufacturer;

•	the availability and cost of raw materials and components for our products;

•	limited use of our net operating loss carryforwards;

•	an increase in product warranty returns or in our allowance for doubtful accounts; and

•	operational disruptions, such as transportation delays or failures of our order processing system.

A substantial portion of our sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. As a result of these factors, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly.

If CDMA technology does not continue to be accepted and to grow throughout the world, demand for our products will decline.

All of our current products are based on CDMA technology; therefore, our business will suffer if telecommunications service providers in markets where fixed wireless infrastructure is being developed do not elect to base their telecommunications infrastructure on CDMA technology. If a competing standard, such as GSM, is chosen by a particular telecommunications service provider, we will be unable to market our products to that service provider unless we are able to change our products to operate on that standard. This would require significant investment to modify our products or would reduce the number of service providers to which we could market our existing products. If one of our customers is purchased by a larger telecommunications service provider that uses another standard such as GSM, our customer may switch to the competing standard and our sales of CDMA fixed wireless phones could decrease.

Our growth strategy is dependent on the widespread adoption of third generation CDMA technology by telecommunications service providers.

Although we have historically generated substantially all of our revenues from sales of our voice and data desktop terminals, our future growth strategy is predicated on deriving a substantial and increasing portion of our revenues from sales of our broadband data products. Our existing broadband data products are based, and we anticipate that our future broadband data products will be based, on the CDMA2000 1xEV-DO standard, which is third generation, or 3G, CDMA technology used for high-speed data and voice communications. To date, there are only a limited number of telecommunications service providers whose networks are compatible with our CDMA2000 1xEV-DO broadband modem. Although we believe this standard will eventually be adopted by the majority of telecommunications service providers currently using CDMA technology, there can be no assurance that they will adopt the standard or if they do, how rapidly and widely the standard will be implemented. If the CDMA2000 1xEV-DO standard is not widely implemented, the market for our broadband data products will be limited, and we will not be able to execute our growth strategy unless we change our products to operate on a competing standard which is more widely deployed. Changing our products would require significant investment and place us at a distinct disadvantage in getting our products to market in a competitive manner.

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

We currently rely on WNC to manufacture all of our products. Mr. Haydn Hsieh, a member of our board of directors, is the President and Chief Executive Officer of WNC. We expect to continue to rely primarily on a limited number of third-party manufacturers to produce our products. Our reliance on others for our manufacturing exposes us to a number of risks which are outside our control, including:

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

Given that we currently rely exclusively on WNC to manufacture our products, we are subject to risks affecting WNC’s business, including the transfer of its manufacturing operations to China, delays in its manufacturing process, availability of components, disruptions in its workforce or manufacturing capabilities, capacity constraints, quality control problems and compliance by WNC with import and export restrictions of the United States and foreign countries. In particular, in order to meet our projected demand, WNC may need to make additional capital expenditures, which it may choose not to do. Any of these risks could result in a delay of quality products being shipped to our customers, which could negatively impact our revenues, our reputation and our competitive position in our industry.

While we intend to open a manufacturing facility in the Republic of Korea, we may encounter delays in transitioning our manufacturing operations and difficulties in our quality controls, any of which would be likely to cause significant harm to our business.

Our decision to begin manufacturing operations in the Republic of Korea may cause us to encounter one or more potential problems that could harm our business. Such potential problems could arise in connection with ensuring the facility is designed to allow us to meet the product demand from our customers and ensuring a smooth transition of certain manufacturing of products from WNC to our manufacturing facility. If we fail to manage our manufacturing operations so that it produces quality products on time and in sufficient quantities, our reputation and results of operations could suffer.

We may experience delays in manufacturing and our costs may increase if we are unable to accurately forecast of our needs.

We utilize a rolling forecast of demand, which we and WNC use to determine our component requirements. Lead times for ordering components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand for and availability of a component at a given time. If our forecasts are less than our actual requirements, we, WNC or any other third-party manufacturer that we use in the future, may not be able to manufacture products in a timely manner. Furthermore, if we cannot produce our products in a timely manner, the liquidated damages provisions in some of our contracts with our customers may result in our selling our products at a loss. If our forecasts are too high, our manufacturer will be unable to use the components it has purchased based on our requirements. The cost of the components used in our products tends to drop rapidly as volumes increase and technologies mature. Therefore, if WNC is unable to use fully components purchased based on our requirements, our cost of producing products may be higher than our competitors due to an oversupply of higher priced components.

If we do not obtain letters of credit or other forms of payment guarantee from our customers or if we choose to extend open credit terms to our customers, we may need to maintain greater working capital in the future, which may harm our ability to accept high-volume purchase orders and may create difficulties in the collection of our accounts receivable.

We have arrangements with most of our foreign customers pursuant to which we accept customer orders based on letters of credit that our customers place with us. This generally enables us to maintain a low level of working capital because we are able to quickly collect payment for the products that we deliver and pay our third-party vendors. If there are any discrepancies with the documents presented by the manufacturers, the freight forwarder or us, it may cause the letters of credit to be invalid or payment to be delayed. If a letter of credit is issued late or we experience problems collecting on letters of credit, shipments will be delayed, which may cause us to miss our quarterly financial projections. If we are unable to continue to obtain letters of credit from our customers, we may be required to maintain a greater level of working capital or borrow money in order to pay our manufacturer and third-party vendors or offer open terms to customers and obtain assurance of payment via other financial methods such as credit insurance. We had to borrow money in August 2004 to pay our operating expenses until delays in collecting on letters of credit were resolved, and we may be required to do so in the future. It is possible that current or future customers may not be able to or may be unwilling to establish letters of credit acceptable to us, which could result in a need for us to have greater working capital in order to fulfill such customers’ orders. In such an event, we would be subject to greater collections risks and might be precluded from accepting large orders from these customers because of limitations on our working capital. Any inability to accept orders could harm our ability to meet our projections and reduce our revenues. We have begun extending open credit terms to certain of our foreign customers and may continue to do so in the future on an increasing basis. If we are unable to collect on our customer accounts, we may be required to recognize bad debt expense, which would harm our results of operations.

We may decide or be forced to stock inventory of components or finished product.

We have begun stocking inventory of components in order to manufacture our own products. In addition, for competitive reasons or because of delays in the supply chain, we may be forced to stock additional components or finished product. This may require substantial working capital which would be costly and might be unavailable. The inventory we stock might become obsolete, requiring us to write it off and sustain a loss, which could be substantial.

We rely upon a license and chipsets from Qualcomm Incorporated for CDMA technology that is critical to our products.

All of our current products are based on proprietary CDMA technology that we license from Qualcomm. Our non-exclusive license from Qualcomm does not have a specified term and may be terminated by us or by Qualcomm for cause or upon the occurrence of specified events. If we were to lose access to this licensed technology, we would be forced to acquire rights to, or otherwise develop, other non-infringing technology, which would likely require us to adopt a wireless protocol other than CDMA, such as GSM and WCDMA. We might be unsuccessful in acquiring rights to, or otherwise developing, this technology, and even if we are successful, the costs of acquiring or developing this technology and adapting our products to incorporate such technology might be so great that it would preclude us from being able to sell our products at competitive prices in the market.

We also depend upon Qualcomm to provide the chipsets critical for the manufacture of our products. We purchase these chipsets from Qualcomm on a purchase order basis, and we cannot be certain that we will receive chipsets from Qualcomm on terms, including pricing, quality and timing, that allow us to deliver our products to our customers on a timely basis, or at all. From time to time, we may experience delays in receiving chipsets from Qualcomm because of increased demand in the market for these chipsets. Further, as Qualcomm modifies its chipsets, we must ensure that our products and the networks upon which our products function are compatible with the modified chipsets in accordance with the requirements of our customers.

Even if there is a second source for these chipsets, establishing a relationship with that source may be time consuming and expensive, which could adversely affect our ability to manufacture our product on a timely basis and at a price that will enable us to sell our products at a price above our cost of sales.

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

In addition to Qualcomm, we rely on third-party vendors to supply components for the manufacture of our products. Our components are purchased on a purchase order basis. Any shortage or delay in the supply of key components may harm our ability to meet scheduled product deliveries. It is not always possible to maintain multiple qualified suppliers for all of our components and subassemblies. As a result, some key components are purchased only from a single supplier or a limited number of suppliers. If demand for a specific component increases, we may not be able to obtain an adequate supply of that component in a timely manner. In addition, if our suppliers experience financial or other difficulties, the availability of these components could be limited. We have experienced, and may experience in the future, problems in obtaining or delays in receiving adequate and reliable quantities of various components from certain key suppliers. It could be difficult, costly and time-consuming to obtain alternative sources for these components or to change product designs to make use of alternative components. If we are unable to obtain a sufficient supply of components, if we experience any interruption in the supply of components or if the cost of our components increases, our ability to meet scheduled product deliveries could be harmed, which could result in lost orders, harm to our reputation and reduced revenues.

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

•	select more accurately the new or emerging technologies desired by the market;

•	respond more rapidly than we can to new or emerging technologies;

•	respond more rapidly than we can to changes in customer requirements;

•	devote greater resources than we do to research and development efforts;

•	offer vendor financing for their products;

•	promote their products more effectively, including selling their products at a loss in order to obtain market share or bundling their products with other products that we do not offer in order to promote an end-to-end solution for their customers that we cannot match; and

•	obtain components and manufacture and sell products at lower prices as a result of efficiencies of scale or purchasing power, thereby rendering our products non-competitive or forcing us to sell our products at reduced or negative gross margins.

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

Our business has grown at a significant rate, and at this time, we have only limited management resources to manage this growth. If we continue to experience growth in our operations, our management team and our operational, financial and accounting systems, procedures and controls will need to be expanded, which will result in increased expenses and could distract us from our business plan. Our future success will depend substantially on our ability to manage growth effectively. These challenges may include:

•	attracting and hiring additional management employees;

•	maintaining our cost structure at an appropriate level based on the net sales we generate;

•	managing manufacturing expansion projects;

•	implementing and improving our operational, financial and accounting systems, procedures and controls;

•	higher after sale service level requirements from operators or end users;

•	managing operations in multiple locations and multiple time zones;

•	reducing our operating expenses as a percentage of revenues; and

•	managing global customer base.

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

Our products are complex and must meet stringent customer and end user requirements. Although our products are examined and tested prior to release, these tests cannot uncover all problems that may occur once our products are widely deployed to end users. We have only recently begun to sell our products. As a result, we remain uncertain as to the long-term performance attributes of our products and whether they will develop errors in the future. If errors are discovered and we are unable to promptly correct those errors, we could experience the following, any of which would harm our business:

•	costs associated with testing, verification and the remediation of any problems;

•	costs associated with design modifications;

•	loss of or delay in sales;

•	loss of customers;

•	failure to achieve market acceptance or loss of market share;

•	increased service and warranty costs;

•	liabilities and damages to our customers and end users; and

•	increased insurance costs.

Our international sales and operations subject us to various risks associated with, among other things, foreign laws, policies, economies and exchange rate fluctuations.

Our primary target markets include India, Pakistan, China, Brazil and Russia. Much of our research and development operations are in South Korea. In addition, we will begin manufacturing some of our products in South Korea with our own manufacturing operations. Our international sales and operations are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. These risks affecting our international sales and operations include:

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets, where substantially all of our customers are located;

•	difficulties in complying with foreign regulatory requirements applicable to our operations and products;

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•	difficulties in staffing and managing foreign operations, including work stoppages or strikes and cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

•	trade restrictions or higher tariffs, quotas, taxes and other market barriers;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions; and

•	public health emergencies such as SARS and avian bird flu.

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

We depend substantially on our current executive officers and management, including Mike H.P. Kwon, our Chief Executive Officer, and David Morash, our President and Chief Financial Officer. We maintain a “key man” life insurance policy in the amount of $5.0 million for each of Mike H.P. Kwon and David Morash. However, this amount may not adequately compensate us in the event we lose their services. The loss of any key employee or the inability to attract or retain qualified personnel, including engineering, finance, accounting, sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage the market’s perception of us. Our success also may depend on our ability to identify, attract and retain additional qualified management, engineering and sales and marketing personnel. In particular, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications. Competition for qualified engineers is intense, especially in San Diego, California, where our headquarters are located, and in Seoul, South Korea, where our research and development center is located. If we lose the services of a significant number of our engineers and cannot hire and integrate additional engineers, our ability to develop our products and implement our business strategy could be harmed.

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

We have also been asked to obtain a license from a third party in connection with that party’s portfolio of patents directed to wireless data communication technologies. If we fail to purchase this license, we may be sued for patent infringement. If we cannot negotiate favorable terms for the license, our financial position may be harmed.

Failure to adequately protect our trademark rights could cause us to lose market share and cause our sales to decline.

We sell our products under our brand name, Axesstel. We use our brand name to compete in the fixed wireless telecommunications market. We have expended significant resources promoting our brand name, and we have applied for a registered trademark in the United States for our brand name. However, registration of our brand name trademark could be denied, and if granted, such registration will not necessarily deter or prevent unauthorized use by others.

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

Technology companies in general, and our company in particular, have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. Currently, we do not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has recently adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning with the first quarter of the year ending December 31, 2006. The change in accounting rules will lead to a decrease in reported earnings, if we have earnings, or an increased loss, if we do not have earnings, which we currently estimate as $300,000 per quarter. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. No system of internal controls can be designed to provide absolute assurance of effectiveness and any material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. In addition, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business.

Our Chief Executive Officer beneficially owns approximately 14% of our outstanding common stock and ComVentures beneficially owns approximately 17% of our outstanding common stock, and each will be able to exert substantial influence over us and our major corporate decisions.

As of July 1, 2005, our Chief Executive Officer, Mike H.P. Kwon, beneficially owns approximately 14% of our outstanding common stock and ComVentures beneficially owns approximately 17% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon and ComVentures each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval.

This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. In addition, Mr. Kwon’s employment agreement entitles him to be included on the recommended slate of directors nominated for election at our annual stockholder meetings so long as Mr. Kwon remains our Chief Executive Officer.

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

Our articles of incorporation and our bylaws contain provisions that may enable our board of directors to discourage, delay or prevent a change in our ownership or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

•	our board of directors may fill vacancies on the board of directors;

•	our stockholders are permitted to remove members of our board of directors only upon the vote of at least two-thirds of the outstanding shares of stock entitled to vote at a meeting called for such purpose;

•	stockholder proposals and nominations for directors to be brought before an annual meeting of our stockholders must comply with advance notice procedures, which require that all such proposals and nominations must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the annual meeting for the preceding year;

•	a staggered board;

•	our bylaws provide that a special meeting of stockholders may be called only by our Chief Executive Officer, president or secretary, or by resolution of our board of directors; and

•	our board of directors is expressly authorized to make, alter or repeal our bylaws.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 1, 2005, the design and operation of such disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 25, 2005, the SEC declared effective the Registration Statement on Form SB-2 (SEC File No. 333-119760) for our initial public offering of common stock, par value $0.0001 per share. The offering was made pursuant to an underwriting agreement with three underwriters, First Albany Capital Inc., Pacific Growth Equities, LLC, and Merriman Curhan Ford & Co., with respect to the issue and sale by us, and the purchase by the underwriters, of 4,000,000 shares of our common stock, and the sale by certain selling stockholders, and the purchase by the underwriters, of 4,455,548 shares of our common stock, in both cases, at $3.74 per share after underwriting discounts. The offering, which closed on March 2, 2005, resulted in proceeds, after underwriting discounts but before expenses, of $15.0 million to us and $16.7 million to the selling stockholders.

The underwriting agreement also granted to the underwriters a 30-day over-allotment option to purchase up to an additional 847,634 shares of common stock from us and up to an additional 420,698 shares of common stock from a selling stockholder; and on March 22, 2005, the underwriters exercised their option to purchase an additional 1,069,432 shares of our common stock to cover over-allotments, 714,708 shares from us and 354,724 shares from the selling stockholder, in both cases, at $3.74 per share after underwriting discounts. The exercise of the over-allotment option by the underwriters resulted in proceeds, after underwriting discounts but before expenses, of $2.7 million to us and $1.3 million to the selling stockholder.

Of the net proceeds from the offering, we have used approximately $1.5 million to repay the outstanding balances under two convertible term notes issued in March 2004 and August 2004 in favor of Laurus Master Fund, Ltd., which amount represented 115% of the remaining principal on the March 2004 note and 120% of the remaining principal on the August 2004 note plus accrued interest on both notes through March 30, 2005.

None of these payments went directly or indirectly to our directors, officers, general partners, affiliates, 10% owners, or any of their associates.

We intend to use the remaining net proceeds from the offering for general corporate purposes, including working capital and capital expenditures, including software and manufacturing equipment. The amounts that we actually expend for working capital and other general corporate purposes will vary significantly depending on a number of factors, including future revenue growth, if any, and the amount of cash that we generate from operations. As a result, we will retain broad discretion over the allocation of the net proceeds of the offering. We also may use a portion of the net proceeds to acquire or invest in businesses, products or technologies either directly or through joint ventures or other arrangements. We have no agreements or commitments for acquisitions of any businesses, products or technologies. Pending these uses, we intend to invest the net proceeds of this offering in short-term money market and money market equivalent securities.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on June 16, 2005. At that meeting, the following actions were voted upon:

(a)	Amend Bylaws to provide for classified Board; and amend Articles to set minimum and maximum number of directors

Number of Votes	Number of Votes	Number of Votes	Number of Broker
FOR	AGAINST	ABSTAINING	Non-Votes

11,040,300	3,235,060	200	6,908,431

The amendments were approved.

(b)	Election of directors

	Nominee	FOR	WITHHELD
Class I:	Jai Bhagat	18,635,081	2,548,910
	Lixin Chen	17,478,978	3,705,013
	Seung Taik Yang	17,572,311	3,611,680
Class II:	Haydn Hsieh	17,572,311	3,611,680
	David Morash	17,933,781	3,250,210
	Eric Schultz	18,634,881	2,549,110
Class III:	Harry Casari	18,634,881	2,549,110
	Mike H.P. Kwon	17,948,981	3,235,010
	Åke Persson	17,948,981	3,235,010

The nominees each received a plurality of the votes properly cast, and therefore were duly elected to serve as directors until our annual meeting in 2006, 2007 and 2008, for Class I, II and III, respectively.

(c)	Ratify selection of Gumbiner Savett Inc. as independent registered public accounting firm for fiscal year ending December 31, 2005

Number of Votes FOR	Number of Votes AGAINST	Number of Votes ABSTAINING	Number of Broker Non-Votes
21,095,141	16,500	72,350	-0-

The selection was ratified.

(d)	Amend Articles to increase authorized shares from 50,000,000 to 75,000,000 shares, and authorize 25,000,000 shares of “blank check” preferred stock

Number of Votes FOR	Number of Votes AGAINST	Number of Votes ABSTAINING	Number of Broker Non-Votes
10,506,360	3,697,200	72,000	6,908,431

The amendment was not approved.

(e) Amend Bylaws to eliminate stockholder action by written consent

Number of Votes FOR	Number of Votes AGAINST	Number of Votes ABSTAINING	Number of Broker Non-Votes
10,450,265	3,753,595	71,700	6,908,431

The amendment was approved.

(f)	Amend Bylaws to provide that special stockholders meetings may be called only by Chief Executive Officer, President, Secretary or resolution of the Board

Number of Votes FOR	Number of Votes AGAINST	Number of Votes ABSTAINING	Number of Broker Non-Votes
17,377,496	3,734,395	72,100	-0-

The amendment was approved.

(g)	Amend and restate Articles to effect non-substantive changes and clarifications

Number of Votes FOR	Number of Votes AGAINST	Number of Votes ABSTAINING	Number of Broker Non-Votes
20,838,991	269,700	75,300	-0-

The amendment and restatement was approved.

Item 5. Other Information.

Mr. Eric Schultz resigned as a member of the board of directors of the Company effective June 16, 2005. Mr. Schultz served on the compensation committee (chair) and the audit committee of the board of directors.

Mr. Lixin Cheng resigned as a member of the board of directors of the Company effective June 16, 2005 so that the board would be comprised of at least 50% of independent directors, as required by the listing standards of the American Stock Exchange. Mr. Cheng served on no board committees.

Neither Mr. Cheng nor Mr. Schultz resigned from the board of directors due to a disagreement with the Company relating to the Company’s operations, policies or practices.

Effective June 16, 2005, the board of directors of the Company established the membership of its committees as follows:

•	Audit Committee

•	Harry Casari, Chair

•	Jai Bhagat

•	Åke Persson

•	Compensation Committee

•	Dr. Seung Taik Yang, Chair

•	Jai Bhagat

•	Harry Casari

•	Nominating and Governance Committee

•	Jai Bhagat, Chair

•	Harry Casari

•	Åke Persson

•	Executive Committee

•	Mike H.P. Kwon, Chair

•	Jai Bhagat

•	Harry Casari

•	Åke Persson

Mr. Persson is no longer providing consulting services to the Company and is no longer receiving compensation from the Company other than in his capacity as a member of the board and board committees. Mr. Persson therefore is eligible to serve on the audit committee pursuant to SEC Rule 10A-3(b)(1) and Section 121.B(2)(a) of the listing standards of the American Stock Exchange, which become effective for the Company on July 31, 2005.

Item 6. Exhibits.

2.1	Memorandum of Understanding Regarding the Sale and Lease of Communication Equipment between TBK Electronics Corp. and Axesstel R&D Center Co., Ltd., dated May 25, 2005.

3.1	Articles of Incorporation of the registrant, as amended.

3.2	Amended and Restated Bylaws of the registrant.

10.1	Centerpark Plaza Office Lease with R&D Portfolio Holdings, LLC, dated June 2, 2005.

10.2	Lease Agreement between TBK Electronics Corp. and registrant, dated July 13, 2005.

10.3	Summary of Director and Executive Officer Compensation.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

/s/ DAVID L. MORASH
August 15, 2005	David L. Morash
Date	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
2.1	Memorandum of Understanding Regarding the Sale and Lease of Communication Equipment between TBK Electronics Corp. and Axesstel R&D Center Co., Ltd., dated May 25, 2005.

3.1	Articles of Incorporation of the registrant, as amended.

3.2	Amended and Restated Bylaws of the registrant.

10.1	Centerpark Plaza Office Lease with R&D Portfolio Holdings, LLC, dated June 2, 2005.

10.2	Lease Agreement between TBK Electronics Corp. and registrant, dated July 13, 2005.

10.3	Summary of Director and Executive Officer Compensation.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.