Form 10QSB
period 2005-09-30
AXESSTEL INC
filed 2005-11-14
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 11, 2005
Common Stock, $0.0001 per share	22,413,589 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

Axesstel, Inc.

Form 10-QSB

For the Nine Months Ended September 30, 2005

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,654,982	$7,525,259
Accounts receivable	8,319,465	8,776,340
Inventory	2,908,600	—
Deferred tax assets	—	640,000
Deferred offering costs	—	974,833
Prepayments and other current assets	1,960,941	929,712

Total current assets	26,843,988	18,846,144
Property and equipment, net	3,384,410	1,878,831
Other assets
Deferred tax assets	—	1,260,000
License, net	4,050,476	1,971,121
Goodwill	385,564	385,564
Other, net	669,652	648,932

Total other assets	5,105,692	4,265,617

Total assets	$35,334,090	$24,990,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,140,058	$599,095
Due to Wistron NeWeb, a related party	8,771,179	13,623,474
Current portion of long-term debt	—	1,140,000
Customer advances	15,021	135,300
Accrued litigation settlement	—	958,000
Accrued royalties	782,820	1,364,246
Accrued expenses and other current liabilities	1,357,402	1,417,951

Total current liabilities	13,066,480	19,238,066
Long-term liabilities
Note payable	—	250,000
Long-term debt	—	2,379,000
Other long-term liabilities	2,500,000	—

Total long-term liabilities	2,500,000	2,629,000
Stockholders’ equity
Common stock, par value $0.0001; authorized 50,000,000 shares; 22,413,589 and 11,253,466 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	2,241	1,125
Additional paid-in capital	37,662,054	15,757,532
Accumulated other comprehensive loss	(163,078)	(45,614)
Unearned compensation	(364,000)	(779,483)
Accumulated deficit	(17,369,607)	(11,810,034)

Total stockholders’ equity	19,767,610	3,123,526

Total liabilities and stockholders’ equity	$35,334,090	$24,990,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues	$16,898,645	$26,068,468	$82,878,654	$34,372,058
Cost of goods sold	15,431,514	22,784,570	73,332,879	30,027,571

Gross margin	1,467,131	3,283,898	9,545,775	4,344,487
Operating expenses:
Research and development	1,441,002	1,005,575	4,172,514	2,835,237
Selling, general and administrative	2,619,990	2,535,951	8,414,776	5,959,363
Litigation settlement	—	1,740,000	—	1,740,000

Total operating expenses	4,060,992	5,281,526	12,587,290	10,534,600

Operating loss	(2,593,861)	(1,997,628)	(3,041,515)	(6,190,113)
Other income (expense):
Interest and other income	127,860	1,009	341,427	8,012
Interest and other expense	(14,771)	(390,785)	(812,733)	(602,473)

Total other income (expense)	113,089	(389,776)	(471,306)	(594,461)

Loss before income tax provision (benefit)	(2,480,772)	(2,387,404)	(3,512,821)	(6,784,574)
Income tax provision (benefit)	2,017,715	—	2,046,752	(1,758,868)

Net loss	(4,498,487)	(2,387,404)	(5,559,573)	(5,025,706)
Other comprehensive loss:
Foreign currency translation adjustment	(115,597)	(2,773)	(117,564)	(7,804)

Comprehensive loss	(4,614,084)	(2,390,177)	(5,677,137)	(5,033,510)

Loss per share
Basic	$(0.20)	$(0.26)	$(0.29)	$(0.59)

Diluted	$(0.20)	$(0.26)	$(0.29)	$(0.59)

Weighted average shares outstanding
Basic	22,325,978	9,326,601	19,420,945	8,519,407
Diluted	22,325,978	9,326,601	19,420,945	8,519,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(5,559,573)	$(5,025,706)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,179,465	1,475,458
Issuance of stock for services	—	123,381
Issuance of stock for employee compensation	38,000	79,605
Stock warrants granted for consulting services	—	30,500
Deferred tax assets	1,900,000	(1,758,868)
(Increase) decrease in:
Accounts receivable	456,875	(19,634,530)
Inventory	(2,908,600)	—
Prepayments and other current assets	(56,396)	(1,146,775)
Other assets	(459,310)	(41,456)
Increase (decrease) in:
Accounts payable, including related party payables	(3,311,332)	18,173,487
Accrued expenses and other liabilities	(1,720,254)	2,861,881

Total adjustments	(3,881,552)	162,683

Net cash used in operating activities	(9,441,125)	(4,863,023)

Cash flows from investing activities:
Acquisition of property and equipment	(2,252,326)	(808,342)

Net cash used in investing activities	(2,252,326)	(808,342)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	19,270,638	1,815,358
Repayment of note payable	(1,330,000)	(200,000)
Proceeds from issuance of notes payable, net of costs	—	6,287,500
Repayments under capital lease obligations	—	(221,040)

Net cash provided by financing activities	17,940,638	7,681,818

Cumulative translation adjustment	(117,464)	45,585

Net increase in cash and cash equivalents	6,129,723	2,056,038

Cash and cash equivalents at beginning of year	7,525,259	376,336

Cash and cash equivalents at end of period	$13,654,982	$2,432,374

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$333,824	$137,795
Income tax	$229,877	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosures of non-cash investing and financing activities:

During the first nine months of 2005, the Company entered into the following transactions:

•	The Company issued 125,000 shares of common stock to North America Venture Fund II, L.P. and 772,152 shares of common stock to Laurus Master Fund, Ltd. in repayment for notes payable of $2,690,000 in the aggregate.

•	The Company recorded a long-term liability associated with its expanded CDMA license of $2.5 million. The liability is contingent on the achievement of certain milestones being achieved. Once these milestones are achieved, the Company will be required to pay the licensor installment payments over a two year period. The Company expects to achieve the milestones within one to two years. No cash is due in the current year for this obligation.

•	The Company cancelled 30,000 shares of restricted common stock valued at $93,000 which had been issued to a former member of the board of directors.

During the first nine months of 2004, the Company entered into the following transactions:

•	The Company issued 50,000 shares of common stock valued at $112,500 in exchange for finders’ fees of $41,625 and offering costs of $70,875 in connection with the Company’s January 2004 financing.

•	The Company recorded a discount of $125,000 on its January 2004 convertible term note due and $108,000 on its August 2004 financing due to the presence of a beneficial conversion feature.

•	The Company issued warrants valued at $204,092 to purchase 100,000 shares of common stock to a lender recorded as a discount in connection with its $3,000,000 March 2004 convertible term note.

•	The Company issued warrants valued at $57,628 to purchase 33,334 shares of common stock to a lender recorded as a discount in connection with its $1,000,000 August 2004 financing.

•	The Company issued warrants valued at $97,922 to purchase 47,468 shares of common stock in exchange for finders’ fees in connection with the Company’s January 2004 financing.

•	The company agreed to issue 135,000 shares of common stock to members of Company’s Board of Directors and cancelled 30,000 shares that were issued to a previous Board Member. Combined, these shares are valued at $492,501.

•	Fund raising advances of $1,720,000 were transferred to equity upon issuance of common stock in January 2004.

•	The Company issued 250,000 shares of common stock to North America Venture Fund II, L.P. and 67,797 shares of common stock to Laurus Master Fund, LTD in repayment for notes payable of $677,835.

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

Effective with the first quarter of the year ending December 31, 2005, the Company has changed its financial reporting dates for each quarterly reporting period. The Company has established the Friday nearest to the end of the calendar quarter to be the financial reporting date. The third quarter of the year ending December 31, 2005, ended on September 30, 2005, and for convenience the 2005 reporting periods are referred to as the three and nine months ended September 30, 2005. The Company will continue to report its annual results as of December 31 and for the year then ending.

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

Inventory

Inventories are stated at the lower of cost (first in first out) or market. The Company reviews the components of the inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. Management concluded that no inventory reserve was needed as of September 30, 2005.

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

There were no capitalized software costs as of September 30, 2005 and December 31, 2004 because technological feasibility was not reached for the Company’s products until the manufacturing process began.

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

The Company determined there was no impairment of long-lived assets at September 30, 2005 or December 31, 2004.

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

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, the Company normally exchanges them or provides credits to the customer. The returned products are shipped back to the supplier and the Company is allowed a credit or exchange from the supplier. The Company provides allowances for potential sales returns and credit losses when necessary. Management concluded that no allowance was needed as of September 30, 2005 and December 31, 2004.

On certain contracts, the Company provides for a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. All products are tested for quality inspection prior to shipment and the Company has historically experienced a minimal level of defective units. On one of the Company’s significant contracts, the Company does not provide a warranty replacement unit of one percent of total units shipped. In this case, the Company provides third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the nine months ended September 30, 2005, warranty costs amounted to approximately $286,000 and, as of September 30, 2005, the Company has established a warranty reserve of $347,000 to cover additional service costs over the life of the warranties. Management believes that no additional warranty reserve is needed other than as discussed above.

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

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for stock option awards consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be adjusted to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net loss, as reported	$(4,498,487)	$(2,387,404)	$(5,559,573)	$(5,025,706)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(296,974)	(164,865)	(727,694)	(472,097)

Pro forma net loss	$(4,795,461)	$(2,552,269)	$(6,287,267)	$(5,497,803)

Loss per share:
Basic—as reported	$(0.20)	$(0.26)	$(0.29)	$(0.59)
Basic—pro forma	$(0.21)	$(0.27)	$(0.32)	$(0.65)
Diluted—as reported	$(0.20)	$(0.26)	$(0.29)	$(0.59)
Diluted—pro forma	$(0.21)	$(0.27)	$(0.32)	$(0.65)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended September 30, 2005 and 2004: risk-free interest rates of 6.0%, dividend yields of 0%, expected volatility factors in the market price of Axesstel’s common stock of 54% and 70% respectively, and expected option life of five years; and for the nine months ended September 30, 2005 and 2004: risk-free interest rate of 6%, dividend yields of 0%, expected volatility factors in the market price of Axesstel’s common stock of 60% and 109% respectively, and expected option life of five years.

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

Earnings (loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common shares equivalents are included because their effect would be anti-dilutive. For the nine months ended September 30, 2005 and September 30, 2004, 3,544,644 and 7,225,645 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Numerator:
Net loss attributable to common stockholders	$(4,498,487)	$(2,387,404)	$(5,559,573)	$(5,025,706)
Denominator:
Denominator for basic net income per share—weighted average shares	22,325,978	9,326,601	19,420,945	8,519,407
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Dilutive potential common stock	—	—	—	—

Denominator for diluted income per share—adjusted weighted average shares	22,325,978	9,326,601	19,420,945	8,519,407

Basic loss per share	$(0.20)	$(0.26)	$(0.29)	$(0.59)

Diluted loss per share	$(0.20)	$(0.26)	$(0.29)	$(0.59)

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

Certain Risks and Concentrations

Generally, the obligations for the Company’s foreign customers are secured either by letters of credit or by credit insurance, subject to a 5% deductible. The Company generally does not receive security for domestic customer obligations. To date, the Company has not written off a trade receivable, and the Company has not recorded a reserve for collectibility at September 30, 2005 or December 31, 2004. The Company performs ongoing customer credit evaluations and may in the future establish a collectibility allowance if appropriate.

The Company’s products include components subject to rapid technological change. Significant technological change could adversely affect the Company’s operating results and subject the Company to product obsolescence. The Company has return privileges with many of its suppliers and other ongoing programs to minimize the adverse effects of technological change.

During the first nine months of 2005, 81% of the Company’s revenues were from two customers, comprised of 59%, and 22%. At September 30, 2005, the amounts due from such customers were zero and $4.8 million, respectively, which were included in accounts receivable. During the nine months ended September 30, 2005, the Company purchased substantially all of its products from one manufacturer. At September 30, 2005, the amount due to this manufacturer was $8.8 million.

During the first nine months of 2004, 93% of the Company’s revenues were from three customers, comprised of 58%, 21%, and 14%. At September 30, 2004, the amounts due from such customers were $13.8 million, $1.7 million and $4.9 million, respectively, which were included in accounts receivable. During the first nine months of 2004, the Company purchased a substantial portion of its products from one manufacturer. At September 30, 2004, the amount due to this manufacturer was $18.0 million, which was included in accounts payable.

As of September 30, 2005, the Company maintained assets of approximately $7.8 million at its location in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company’s operations.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation S-B as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be its first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Management estimates that the adoption of SFAS No. 123(R) will reduce net income by approximately $300,000 per quarter in 2006.

2. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 30, 2005	December 31, 2004
Prepaid taxes	$622,343	$265,779
Prepaid insurance	80,323	84,000
Prepaid tooling	96,004	243,573
Due from Wistron NeWeb, related party	—	90,000
Supplier advances	1,069,225	143,761
Other	93,046	102,599

	$1,960,941	$929,712

3. INVENTORY

Inventory consisted of the following:

	September 30, 2005	December 31, 2004
Raw Materials	$2,367,985	$—
Finished Goods	540,615	—

	$2,908,600	$—

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2005	December 31, 2004
Machinery and equipment	$2,871,142	$977,532
Office furniture and equipment	638,156	467,317
Software	1,790,910	1,580,540
Leasehold improvements	38,456	60,949

	5,338,664	3,086,338
Accumulated depreciation	(1,954,254)	(1,207,507)

	$3,384,410	$1,878,831

5. OTHER ASSETS

Other assets consisted of the following:

	September 30, 2005	December 31, 2004
Deposits	$462,517	$192,614
Patents & trademarks	182,586	17,184
Prepaid finders fee	—	218,000
Prepaid loan costs	—	120,000
Other	24,549	101,134

	$669,652	$648,932

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

The Agreement, as amended, allows the Company to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The Agreement, as amended, has no fixed termination date and the Company has assigned an estimated life of 10 years for the license. As of September, 2005 and December 31, 2004, the license consisted of the following:

	September 30, 2005	December 31, 2004
License	$5,500,000	$3,000,000
Accumulated amortization	(1,449,524)	(1,028,879)

	$4,050,476	$1,971,121

Amortization expense related to this license amounted to $420,645 and $244,710 for the nine months ended September 30, 2005 and 2004, respectively.

7. GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company has completed its testing for the year ended December 31, 2004 using the method discussed in SFAS No. 142 and determined that there was no impairment for the year ended December 31, 2004. Impairment costs, when recognized, are recorded as a charge to operations. As of September 30, 2005 and December 31, 2004, net goodwill amounted to $385,564.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2005	December 31, 2004
Lease liability	$164,000	$150,000
Warranty reserve	347,000	183,000
Accrued commissions	150,352	—
Accrued taxes	27,398	30,730
Accrued legal and professional fees	200,000	526,000
Accrued operating expenses	468,652	528,221

	$1,357,402	$1,417,951

9. LONG-TERM LIABILITIES

In consideration of the expanded license fee agreement detailed in Note 6, the Company has agreed to pay the licensor $2.5 million contingent on certain milestones being achieved. Once these milestones are reached, the Company will be required to pay the licensor installment payments over a two year period. At this time, the Company expects to achieve the milestones within 1 to 2 years, triggering the two year installment period.

10. NOTES PAYABLE

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

11. LONG-TERM DEBT

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

12. STOCKHOLDERS’ EQUITY

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

In March 2005, the Company issued 4,714,708 shares of its common stock in an underwritten public offering, and issued and sold an additional 3,285,561 shares of common stock upon the exercise of warrants and employee stock options. The public offering price was $4.00 per share and less underwriter discounts and commissions of $.26, resulted in net proceeds of $3.74 per share to the Company. Net proceeds for this offering, less legal and other transaction costs, was approximately $15.9 million.

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

In July 2005, employee stock options for 115,205 shares of the Company’s stock were exercised at prices ranging from $.26 to $2.84 per share resulting in proceeds of $166,000.

In August 2005, employee stock options for 112,915 shares of the Company’s stock were exercised at prices ranging from $.26 to $2.84 per share resulting in proceeds of $130,000.

In September 2005, employee stock options for 14,333 shares of the Company’s stock were exercised at prices ranging from $.60 to $2.20 per share resulting in proceeds of $13,000.

Stock Option & Warrant Activity

Awards under the Company’s 2004 Equity Incentive Plan may be granted to any of the Company’s employees, directors or consultants or those of the Company’s affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. As of September 30, 2005, options to purchase 1,463,500 shares of common stock have been granted under this plan to the Company’s employees, officers, directors, and consultants and are outstanding; the Company has issued an aggregate of 135,000 restricted shares of common stock under this plan to non-employee directors and 10,000 shares of restricted common stock to a new executive officer. The Company granted options to purchase 1,116,500 shares of common stock under this plan for the first nine months of 2005 at a range between $2.51 to $4.68 per share, which was the then fair market value.

The Company has issued stock options and warrants prior to the Company’s 2004 Equity Incentive Plan. As of September 30, 2005, there were options and warrants granted to employees, directors and consultants to purchase 3,544,644 shares of our common stock (including the 2004 Equity Incentive Plan), of which 1,801,113 stock options and warrants are exercisable at that time. The remaining 1,743,531 stock options and warrants are exercisable over the next four years. The exercise prices for the stock options and warrants range from $0.26 to $4.68 per share with a weighted average exercise price of approximately $2.55 per share.

13. INFORMATION BY SEGMENT AND GEOGRAPHIC REGION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

Revenues by geographic region based on customer locations for the three months and nine months ended September 30, 2005 and September 30, 2004 were as follows:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues
Asia	$10,902,205	$19,461,368	$60,351,128	$21,947,568
Latin America	5,793,440	6,607,100	22,324,527	12,424,490
Other	203,000	—	203,000	—

Total	$16,898,645	$26,068,468	$82,878,654	$34,372,058

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

USA: In May 2004, the Company entered into a non-cancelable operating lease for 13,120 square feet of office space for its corporate headquarters and U.S. operations, which lease is secured by a letter of credit. The premise is located at 6815 Flanders Drive, San Diego, California. In May 2005, the Company entered into an agreement to extend this operating lease and expand the square footage of the lease to a total of 17,101 square feet. The amended lease term is 67 months with monthly payments of approximately $27,000, plus a five year option to renew. The amended lease commenced in August 2005. The Company has an additional lease commitment at its former location in San Diego, California. This facility has been subleased as of August 2004 for the remainder of the lease term until November 2006.

Korea: In June 2005, the Company entered into a non-cancelable operating lease for 28,880 square feet of factory space for its Korean operations. The premise is located at Gyeonggi-do, Seoul Korea. The lease term is two years with monthly payments of approximately $26,000. In August 2005, the Company entered into a ten year operating lease for approximately 5,600 square meters (approximately 18,400 square feet) of office space for its Korean research and development center. The premise is located in the Gyeonggi Province. The lease calls for annual lease payments to be made in advance in December of each year in an amount equal to two percent of the “Building Value” as defined in the lease. For the years 2005 and 2006, annual rent is approximately $224,000. The Building Value and resulting rent per square meter is subject to adjustment after 2006 based on market conditions. The research and development center’s previous lease in Seoul terminated in August 2005.

Minimum annual lease payments are approximately as follows:

Year Ending December 31,	Total Amount	Sublease Amount	Amount
2005	$691,000	$(73,000)	$618,000
2006	987,000	(67,000)	920,000
2007	725,000	—	725,000
2008	580,000	—	580,000
2009	592,000	—	592,000

	$3,575,000	$(140,000)	$3,435,000

Rent expense is charged ratably over the life of the lease using the straight line method.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of September 30, 2005, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

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

The Company also entered into a memorandum of understanding with ATC under which the Company agreed to purchase by January 31, 2005 (subsequently extended to February 28, 2005) convertible bonds of ATC for KRW 1 billion (approximately $870,000 representing the presumed cost of the bonds based on currency exchange rates at the time of settlement) on terms to be negotiated in good faith. Due to the requirement to make this purchase and the uncertainty as to recoupment of the Company’s investment in ATC, the Company has charged this additional $870,000 as litigation settlement during the quarter ended September 30, 2004, for a total litigation settlement charge of $1,740,000 during the third quarter of 2004 related to these agreements. Furthermore, the Company recorded charges of $88,000 in the fourth quarter of 2004 and $17,000 in the first quarter of 2005 for foreign exchange losses. A payment of $975,000 ($870,000 original investment + $105,000 foreign exchange) was completed in February 2005, satisfying all amounts owed in the agreement.

15. RELATED PARTY TRANSACTIONS

The Company uses Wistron NeWeb Corporation (WNC) as its contract manufacturer. For the first nine months of 2005, the Company purchased $68.6 million of product from WNC. During this period, the Company paid to WNC $73.4 million, and owed an additional $8.8 million at September 30, 2005. As of September 30, 2005, WNC owned 500,000 of the 22,413,589 shares of the Company’s outstanding common stock, as well as a warrant to purchase 100,000 shares of the

Company’s common stock, representing a 2.7% beneficial ownership interest in the Company. In addition, Mr. Haydn Hsieh, one of the Company’s directors, is also the President and Chief Executive Officer of WNC.

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

Overview

We design, develop and market fixed wireless voice and broadband data products for the worldwide telecommunications market. Our product portfolio includes fixed wireless desktop phones, payphones, voice/data terminals and broadband modems for access to voice calling and high-speed data services. Our products have similar functionality to phones and modems that use the traditional landline telecommunications network; however, they are wireless desktop devices and can be substituted for wired phones and modems. All products that we have sold to date have been based on CDMA (3G Code Division Multiple Access) technology developed by Qualcomm Incorporated. In the second quarter of 2005, we started development of new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies. These new products are scheduled to be released in the fourth quarter of 2005.

We currently sell our products to telecommunications operators in developing countries where large segments of the population do not have telephone service and demand for telephone services has grown substantially in recent years. At present, our principal customers are Tata Teleservices Limited in India, TeleCard Limited in Pakistan, Telefonica Moviles, S.A. in Latin America, and Telecommunications Movilnet C.A., in Latin America. We believe there are over 80 CDMA-based telecommunications service providers in over 35 countries that have deployed or plan to deploy fixed wireless solutions.

History

We were founded in July 2000 as Axesstel, Inc., a California corporation, which we refer to as Axesstel California. In August 2002, we were acquired by Miracom Industries, Inc., a Nevada corporation, the stock of which was quoted on the OTC Bulletin Board. Immediately following the closing of the transaction, Miracom changed its name to Axesstel, Inc. and adopted our business plan as its exclusive business. In late 2002 and 2003, we began performing original design manufacturing and product engineering and development for major international telecommunications companies. In December 2002, we acquired Entatel, Ltd., a South Korean company, in order to meet the engineering requirements of these projects, and changed its name to Axesstel R & D Center Co., Ltd. This name was later changed to Axesstel Korea Inc.

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

In the first quarter of 2004, we commenced large scale product manufacturing with our Taiwan-based manufacturing partner, Wistron NeWeb Corporation, or WNC. In the third quarter of 2005, WNC transitioned our production lines from Taiwan to mainland China to take advantage of lower production costs and better access to the China supply chain. WNC presently has three high speed production lines dedicated to high volume production, and the ability to add additional lines to match future capacity needs. We work with WNC in sourcing components for our products in an effort to reduce costs, ensure the quality of the components we purchase and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders. We believe WNC provides flexibility and scalability to our manufacturing operations.

Recent Developments

All of the products we have sold through 2004 have been used primarily for their voice capabilities; however, in the first quarter of 2005, we initiated sales of a broadband modem product which is based on the CDMA2000 1xEV-DO standard, a newer version of the CDMA standard used for high-speed data communications. Telecommunications service providers began rolling out the CDMA2000 1xEV-DO standard on their networks in the last two years, and as of the date of this report, we believe less than half of telecommunications service providers using CDMA technologies have commenced testing and implementation of the CDMA2000 1xEV-DO standard. We expect more service providers will implement the CDMA2000 1xEV-DO standard and that an increasing portion of our sales will be from broadband modem products in the future. In the second quarter of 2005, we had our first sales of a voice/data terminal product that combines voice and fax services.

In the third quarter of 2005, we opened our own production facility in Korea to manufacture more complex products through this facility, such as our broadband modems; and to have a dedicated facility focused on the introduction of new products and the cost reduction efforts of our existing products. We have two production lines in Korea dedicated to these activities. We believe our Korea facility will allow us to benefit from quicker manufacturing line adjustments and rapid turns in prototyping. However, our overall strategy remains to have WNC manufacture the majority of our product in their high volume production facility.

Revenues

Our portfolio consists of fixed wireless products in four categories: desktop phones, payphones, voice/data terminals and broadband modems. We have shipped the desktop phones and the payphones since 2004. We received initial orders and began product shipments for our fixed wireless CDMA2000 1xEV-DO modems and our voice/data terminals in the first and second quarters of 2005. We expect fixed wireless phone terminals will continue to represent a major portion of our revenues for the foreseeable future. However, we believe that an increasing portion of our anticipated growth will come from sales of our next generation data products, such as our fixed wireless broadband modem and voice/data terminals, into developing and industrialized countries as demand grows for broadband data services.

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the nine months ended September 30, 2005, approximately 81% of our revenues were derived from two customers, with one customer representing approximately 59% and the other customer representing approximately 22%. All of our sales are based on purchase orders or other short-term arrangements. We negotiate the pricing of our products based on the quantity and the length of the time for which deliveries are to be made. For orders involving a significant number of units, or which involve deliveries over a long period of time, we typically receive rolling forecasts or a predetermined quantity for a fixed period of time from our customers, which in turn allows us to forecast internal volume and component requirements for manufacturing. In order to minimize our collection risks, we generally have sold to our international customers under guaranteed letters of credit or open terms secured by credit insurance, subject to a 5% deductible. To date, substantially all of our product sales have been to customers outside of the United States. In order to minimize foreign exchange risk, we have made all sales to date in U.S. dollars.

We supply WNC with rolling forecasts. In addition, we receive forecasts from our customers, and in turn, place orders with WNC for near-term production. Based upon our purchase orders and forecasts, WNC procures components in amounts intended to meet the near-term demand. Additionally, we provide Qualcomm Incorporated, the manufacturer of our chipsets, with rolling forecasts for chipsets. WNC places the chipset orders and pays Qualcomm. Following receipt of our orders, WNC generally manufactures our products and delivers the finished goods to the customer’s freight forwarder in Taiwan, transferring title at that point. We generally recognize revenue upon the transfer of title to the freight forwarder. The freight forwarder and WNC supply us with the shipping documents, which we in turn present to the negotiating bank under the letter of credit for payment. Upon receipt of payment, we generally pay WNC within 45 days after delivering to the freight forwarder. We generally arrange for WNC to manufacture our products based on the delivery needs of our customers, and therefore we do not maintain a significant inventory of products or components. As a result of the security offered by the letters of credit, WNC extends us credit terms which minimize our working capital requirements.

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

Research and Development

Research and development expenses consist primarily of salaries and related expenses for engineering personnel, facility expenses, employee travel, fees for outside service providers, test fees and depreciation of developmental test equipment. The majority of this activity is for software, mechanical and hardware product development. We expense these costs as they are incurred.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses for management, finance, legal, sales and marketing, program management and administrative personnel. Other costs include facility expenses, employee travel, bank fees, insurance, legal expense, commissions, accounting, professional service providers, board of director expense, stockholder relations, and amortization and depreciation expense of intangible and fixed assets.

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

Revenue Recognition and Warranty Reserve

Revenues from product sales are recognized when the risks of ownership and title pass to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin, or SAB, No. 101 “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risks of ownership and title pass when product is received by the customer’s freight forwarder. If and when products are returned, we normally exchange them or provide credits to the customer. The returned products in turn are shipped back to the manufacturer and we are issued a credit or exchange from the manufacturer. We have not established a sales return allowance as returns have been insignificant to date and no significant returns are anticipated.

On certain contracts, we provide a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. On one of our significant contracts, we do not provide warranty replacement units. In this case, we provide third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of sales. During the nine months ended September 30, 2005, warranty costs amounted to approximately $286,000 and, as of September 30, 2005, the Company has established a warranty reserve of $347,000 to cover additional service costs over the life of the warranty. All products are tested by quality inspection prior to shipment and we have historically experienced a minimum level of defective units. Management believes that no additional warranty reserve is needed other than as discussed above.

Accounts Receivable Allowance

Collections from product sales for foreign customers are generally received via letter of credit arrangements or secured by credit insurance, subject to a 5% deductible. As such, collections on trade accounts receivable for foreign customers are reasonably assured. We generally do not receive security for domestic customer obligations. At times, we extend credit based on evaluation of the customer’s financial condition. We have not established an account receivable allowance as credit losses incurred to date have been insignificant. We will regularly perform ongoing customer credit evaluations and may in the future establish an allowance for doubtful accounts if appropriate.

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

Our intangible assets consist mainly of our license from Qualcomm Incorporated, which we amortize over a ten-year life.

Deferred Tax Assets

We periodically and at least annually evaluate the realizability of the net deferred tax assets, taking into consideration prior earnings history, actual revenue and operations, projected operating results and the reversal of temporary differences. Based on our analysis in the third quarter of 2005, we determined not to retain our deferred tax asset which was established in 2003. Due to our current operating results in the third quarter, it was uncertain whether we could utilize this asset in future periods. Therefore, we have established a full reserve against this asset as of the third quarter of 2005.

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

Results of Operations

The following table sets forth, as a percentage of revenues, the condensed consolidated statement of operations data for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	91.32	87.40	88.48	87.36

Gross margin	8.68	12.60	11.52	12.64
Operating expenses
Research and development	8.53	3.86	5.03	8.25
Selling, general and administrative	15.50	9.73	10.15	17.34
Litigation Settlement	0.00	6.67	0.00	5.06

	24.03	20.26	15.18	30.65
Operating loss	(15.35)	(7.66)	(3.67)	(18.01)
Other income (expense)	0.67	(1.50)	(0.57)	(1.73)

Loss before income tax provision (benefit)	(14.68)	(9.16)	(4.24)	(19.74)
Income tax provision (benefit)	11.94	(0.00)	2.47	(5.12)

Net loss	(26.62)	(9.16)	(6.71)	(14.62)

General.

As discussed above under the caption “Overview,” our business focus changed at the end of 2003 from providing contract research and development with limited manufacturing and product sales, to designing, manufacturing and selling proprietary fixed wireless products. In the first nine months ended September 30, 2004, we had significantly increased our revenue in each of the three quarters as follows: Q1 $429,000, Q2 $7.9M, and Q3 $26.1M. In the nine months ended September 30, 2005, we had record revenues in the first two quarters as follows: Q1 $29.0 and Q2 $37.0. However, due to multiple factors outlined in the “Revenues” section below, the third quarter revenue decreased to $16.9M. The factors experienced in the third quarter have continued in the fourth quarter of 2005. We expect these factors to be resolved in the fourth quarter and return to continued significant growth in 2006. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors” section of this report.

Revenues.

For the three months ended September 30, 2005, which we refer to as Q3 2005, revenues were $16.9 million compared to $26.1 million for the three months ended September 30, 2004, which we refer to as Q3 2004, representing a 35% decrease. In Q3 2005, our revenues were derived principally from three customers and three products, which three customers together represented 83% of revenues in Q3 2005. In Q3 2004, our revenues were derived principally from two customers and one product, which two customers together represented 88% of revenues in Q3 2004. These customers individually represented 52%, 21% and 10% of revenues, respectively, in Q3 2005, and 69% and 19% of revenues, respectively, in Q3 2004. The decline in Q3 2005 resulted from a few issues that caused a slowdown in orders. First, homologation and testing by our largest customer of two newly introduced products were delayed in part due to the devastating weather conditions that affected India in early August; second, a customer in Pakistan renegotiated its payment terms for its new nationwide license and slowed orders during that process; and third, a Latin American carrier has delayed orders in anticipation of our new GSM product launch. We are expecting orders from our Indian and Pakistani customers to return to levels consistent with previous weeks by the end of the fourth quarter. We also expect to release our GSM product in the fourth quarter. Beyond these issues, our objective is to expand our customer base to reach new customers and new regions. We continue to expect that most of our sales will be to foreign customers or for products to be used in foreign countries.

For the nine months ended September 30, 2005, revenues were $82.9 million compared to $34.4 million for the nine months ended September 30, 2004, representing a 141% increase. In the first nine months of 2005, our revenues derived principally from two customers and three products, which two customers together represented 81% of revenues in 2005. In the first nine months of 2004, our revenues derived principally from three customers and one product, which three customers together represented 93% of revenues in 2004. These customers individually represented 59% and 22% of revenues, respectively in the nine months ended September 30, 2005, and 58%, 21% and 14% of revenues, respectively, in the nine months ended September 30, 2004.

Cost of Goods Sold.

For Q3 2005, cost of goods sold was $15.4 million compared to $22.8 million for Q3 2004, a decrease of 32%. For the nine months ended September 30, 2005, cost of goods sold was $73.3 million compared to $30.0 million for the nine months ended September 30, 2004, an increase of 144%. Both of these percentage increases track closely to the percentage increases to revenues. Our cost of goods sold declined on a per unit basis in 2005, as we were able to re-engineer some of the components within our products to take advantage of cost efficient alternate parts, and reduce prices with our suppliers based on increasing purchasing power. Most of our products were manufactured by one vendor in 2004 and in 2005. We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our vendor will be able to further decrease its costs to us due to their transition from Taiwan to China, and as our purchase volume increases. Additionally, in the third quarter of 2005, we opened our own manufacturing facility in South Korea. We believe this facility will increase our ability to lower the unit cost of our product by expanding our abilities to redesign costs savings in our product, and granting us increased internal supply chain capabilities. We are evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin.

For Q3 2005, gross margin as a percentage of revenues was 9% compared to 13% for Q3 2004. For the nine months ended September 30, 2005, gross margin was 12% compared to 13% for the nine months ended September 30, 2004. Margins decreased in Q3 2005 due to the product mix being more heavily weighted to lower gross margin products in the quarter and impacted by start-up costs associated with the opening of our Korean manufacturing facility of $369,000. We expect gross margin to be approximately 12% for the full year 2005, but margins may fluctuate due to customer and product mix, as well as other factors.

Research and Development.

For Q3 2005, research and development was $1.4 million, compared to $1.0 for Q3 2004, an increase of 43%. As a percentage of revenue, research and development for Q3 2005 increased to 9% from 4% in Q3 2004. For the nine months ended September 30, 2005, research and development was $4.2 million, compared to $2.8 million for the nine months ended September 30, 2004, an increase of 47%. However, as a percentage of revenue, the first nine months ended September 30, 2005 declined from 8% to 5% from the first nine months ended September 30, 2004. We are presently spending much of our research and development funds on our new line of data products and GSM products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. Our research and development expenditures are expected to remain at approximately the same rate for the remainder of 2005.

Selling, General and Administrative.

For Q3 2005, selling, general and administrative expenses were $2.6 million compared to $2.5 million for Q3 2004, an increase of 3%. As a percentage of revenues, selling, general and administrative expenses in Q3 2005 increased to 16% from 10% in Q3 2004. For the nine months ended September 30, 2005, selling, general and administrative expenses were $8.4 million, compared to $6.0 million for the nine months ended September 30, 2004, an increase of 41%. However, as a percentage of revenue, selling, general and administrative expenses in the first nine months ended September 30, 2005 declined from 17% to 10% from the first nine months ended September 30, 2004. As our revenues increase, we expect our selling, general and administrative expenses to increase as we continue to grow and build our infrastructure, but decrease as a percentage of revenues. In the short term, we expect selling, general and administrative to remain at approximately the same rate for the remainder of 2005.

Other Income (Expense).

For Q3 2005, other income (expense) was a net benefit of approximately $113,000 compared to a net expense of approximately $390,000 for Q3 2004. The majority of Q3 2005’s net benefit derived from interest income from the proceeds of our public offering earlier in the year, compared to interest expense from debt in Q3 2004. For the nine months ended September 30, 2005, other income (expense) was a net expense of $471,000. This amount included interest and other income of $341,000, offset by $812,000 of expense associated from debt and financing activities. This expense included prepayment penalties of $230,000 and the expensing of $493,000 for finder fees, note payable discounts, and interest. In the nine months ended September 30, 2004, other income (expense) was a net expense of approximately $594,000, which expense was predominantly debt related.

Provision (Benefit) for Income Taxes.

For Q3 2005, an income tax provision of $2.0 million was recorded compared to zero provision for Q3 2004. In the first nine months of 2005, an income tax provision of $2.0 million was recorded compared to an income tax benefit of $1.8 million in the first nine months of 2004. The $2.0 million provision was recorded in Q3 2005 to increase the income tax valuation reserve against our previously recorded deferred tax asset. This asset was established in 2003 in recognition of an anticipated tax benefit associated with our net operating losses. We expected to benefit from this asset in the current year; however, due to the current operating results from the third quarter of 2005, we cannot determine if it is probable that we will be able to utilize the tax benefit. According, we have established a full reserve against the asset.

In addition, according to Internal Revenue Code regulations, we were deemed in October 2004 and March 2005 to have experienced two 50% changes in ownership during the past three years. These changes in ownership limit the use of our net operating loss carryforward to a specific amount each year. We may in the future experience further ownership change events, which would similarly limit use of any net operating loss carryforwards that might otherwise be available subsequent to the date of the most recent 50% ownership changes.

Net Loss.

For Q3 2005, net loss was approximately $4.5 million compared to net loss of $2.4 million for Q3 2004. For the nine months ended September 30, 2005, net loss was $5.6 million compared to net loss of $5.0 million for the nine months ended September 30, 2004.

Liquidity and Capital Resources

At September 30, 2005, our principal sources of liquidity included cash and cash equivalents of $13.7 million compared to $7.5 million at December 31, 2004. At September 30, 2005, we had working capital of approximately $13.8 million compared to negative working capital of approximately $392,000 at December 31, 2004. For the nine months ended September 30, 2005, we used $9.4 million of cash in operations versus $4.9 million of cash in operations for the nine months ended September 30, 2004. Investment activities used approximately $2.3 million of cash during the first nine months ended September 30, 2005, including the purchase of $1.9 million of manufacturing equipment from TBK Electronics Corporation used in the establishment of our factory in South Korea. In the nine months ended September 30, 2004, we used approximately $808,000 for software and equipment purchases.

At September 30, 2005, accounts receivable were $8.3 million, compared to $8.8 million at December 31, 2004. The majority of our accounts receivable are covered by letters of credit or are insured, subject to a 5% deductible.

During the nine months ended September 30, 2005, we completed a public offering, two private placements, and received additional funds from warrant and employee stock option exercises, for aggregate net proceeds of $19.3 million. With these proceeds, we paid off all our existing long-term principal debt obligations with cash payments of $1.3 million. Combined, we generated $17.9 million of net cash from these financing activities in the first nine months of 2005. Of this amount, we paid $975,000 to eliminate the liability in connection with a settlement agreement with Axess Telecom. We expect the remaining proceeds will allow us the necessary working capital to fund our operations for at least the next 12 months. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financing in the future. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

During the nine months ended September 30, 2004, we received $8.1 million in proceeds from the sale of common stock and the issuance of convertible term notes. With these proceeds, we paid off a note payable of $200,000 and capital leases for equipment of $221,000. Combined, we provided $7.7 million of net cash from these financing activities during the first nine months of 2004.

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

The convertible bond has a three-year maturity, accrues interest at the rate of 8% per annum, pays interest quarterly, and provides that all payments are made in Korean won (KRW). The convertible bond may be prepaid without penalty and is secured by all the assets of Axess Telecom. After one year the convertible bond may be converted, at our election, into shares of common stock of Axess Telecom at the conversion rate of KRW 2,550 per share (as adjusted for stock splits, stock dividends and certain stock issuances). The common stock of Axess Telecom is quoted on the Korean KOSDAQ stock market.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation S-B as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. We estimate that the adoption of SFAS No. 123(R) will reduce net income by approximately $300,000 per quarter in 2006.

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

For the year ended December 31, 2004, two of our seven customers and their affiliates accounted for approximately 86% of our revenues, of which one customer comprised approximately 71% and the other customer comprised approximately 15%. For the three months ended September 30, 2005, three of our customers and their affiliates accounted for approximately 83% of our revenues, which customers individually represented 52%, 21% and 10% of revenues, respectively. For the nine months ended September 30, 2005, two of our customers and their affiliates accounted for approximately 81% of our revenues, which customers represented 59% and 22% respectively. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

If we cannot sustain profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred significant operating losses after we changed our business model at the beginning of 2004. We incurred a net loss of $4.5M for the three months ended September 30, 2005, and a net loss of $5.6 million for the nine months ended September 30, 2005 and a net loss of $8.3 million for the year ended December 31, 2004. At September 30, 2005, we had an accumulated deficit of $17.4 million. Maintaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in maintaining profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in maintaining profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We depend in substantial part on the adoption and acceptance of fixed wireless telecommunications in developing countries and regions to create demand for our products.

Our target customers are large telecommunications service providers who are developing wireless services in developing countries and regions where demand for basic telephone service has grown substantially in recent years and where the cost of building a wireless telecommunications infrastructure is preferable to a traditional wire line infrastructure. We sell our products to these service providers, who in turn resell our products to their customers, the end users, to use over the services providers’ telecommunications networks. The economies in many of these countries are fragile and are subject to significant change based on world events. This results in unpredictable demand for our products. If demand for wireless infrastructure in these countries does not continue to increase, if the service providers elect to develop traditional landline infrastructure instead of fixed wireless infrastructure in these countries or if the service providers are unable to finance network expansion and fixed wireless products, demand for our products will not develop. Even if these service providers elect to develop fixed wireless infrastructure, demand for our products will not develop if the service providers are unable to sell their services and our products to the end users at affordable prices. In some instances, service providers purchase our products from us and resell the products to their end users at reduced prices in order to establish a service relationship with those users. If telecommunications service providers do not continue to subsidize the purchase of our products, our revenues may decline if end users cannot afford our products on their own.

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

Although we have historically generated substantially all of our revenues from sales of our voice and data desktop phones and terminals, our future growth strategy is predicated on deriving a substantial and increasing portion of our revenues from sales of our broadband data products. Our existing broadband data products are based, and we anticipate that our future broadband data products will be based, on the CDMA2000 1xEV-DO standard, which is third generation, or 3G, CDMA technology used for high-speed data and voice communications. To date, there are only a limited number of telecommunications service providers whose networks are compatible with our CDMA2000 1xEV-DO broadband modem. Although we believe this standard will eventually be adopted by the majority of telecommunications service providers currently using CDMA technology, there can be no assurance that they will adopt the standard or if they do, how rapidly and widely the standard will be implemented. If the CDMA2000 1xEV-DO standard is not widely implemented, the market for our broadband data products will be limited, and we will not be able to execute our growth strategy unless we change our products to operate on a competing standard which is more widely deployed. Changing our products to a different standard would require significant investment and place us at a distinct disadvantage in getting our products to market in a competitive manner.

We must expand our customer base in order to grow our business.

To grow our business, we must fulfill orders from our existing customers, obtain additional orders from our existing customers, develop relationships with new customers and obtain and fulfill orders from new customers. We cannot guarantee that we will be able to develop relationships with additional telecommunications service providers and obtain purchase orders from those service providers. Further, even if we do obtain purchase orders from additional telecommunications service providers, there is no guarantee that those orders will be for product quantities or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling the orders. Whether we will be able to obtain additional orders for our products will depend on a number of factors, including:

•	the continued acceptance of fixed wireless products;

•	the growth in our target markets of fixed wireless infrastructure that support CDMA standards;

•	whether any of our customers require us to grant exclusivity or other restrictions on our ability to market our products to other carriers at competitive prices;

•	our ability to manufacture reliable products at competitive prices that have the features that are required by our customers and the end users of those products; and

•	our ability to expand relationships with existing customers and to develop relationships with new customers that will lead to additional orders for our products.

We expect to experience competitive pricing pressure for our products, which may impair our revenue growth, gross margins and ability to achieve profitability.

Pricing for fixed wireless phones has been declining along with pricing in general for telecommunications equipment and other technology products. We believe that these pricing trends will continue in the future and perhaps accelerate, particularly if large companies with greater purchasing power enter the market or other competitors enter the market with lesser quality products or improper license rights. Accordingly, as we reduce our selling prices, our results of operations will be adversely affected unless we can generate equivalent cost reductions in our cost of goods and otherwise.

We depend on a single third-party manufacturer to produce a majority of our products.

We currently rely on WNC to manufacture a majority of our products. Mr. Haydn Hsieh, a member of our board of directors, is the President and Chief Executive Officer of WNC. We expect to continue to rely primarily on a limited number of third-party manufacturers to produce our products. Our reliance on others for our manufacturing exposes us to a number of risks which are outside our control, including:

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

Given that we rely primarily on WNC to manufacture our products, we are subject to risks affecting WNC’s business, including delays in its manufacturing process, availability of components, disruptions in its workforce or manufacturing capabilities, capacity constraints, quality control problems and compliance by WNC with import and export restrictions of the United States and foreign countries. In particular, in order to meet our projected demand, WNC may need to make additional capital expenditures, which it may choose not to do. Any of these risks could result in a delay of quality products being shipped to our customers, which could negatively impact our revenues, our reputation and our competitive position in our industry.

Our manufacturing facility in the Republic of Korea may encounter difficulties in quality controls or other delays, any of which would be likely to cause significant harm to our business.

Prior to August 2005, we had manufactured our products using WNC, a contract manufacturer. Our decision to begin our own manufacturing operations in the Republic of Korea may cause us to encounter one or more potential problems that could harm our business. Our manufacturing operations are subject to a number of risks incidental to a start-up operation, including: the retention of qualified management and employees; securing and integrating manufacturing and production equipment; establishing appropriate operating policies, processes and procedures; developing and implementing financial systems and controls; establishing and maintaining relationships with vendors; and implementing effective quality assurance and testing procedures for our products. In addition, problems could arise in establishing a level of operations sufficient to allow us to meet the product demand from our customers and ensure a smooth transition of certain manufacturing of products from WNC to our manufacturing facility. If we fail to manage our manufacturing operations so that it produces quality products on time and in sufficient quantities, our reputation and results of operations could suffer.

We may experience delays in manufacturing and our costs may increase if we are unable to accurately forecast of our needs.

We utilize a rolling forecast of demand, which we and WNC use to determine our component requirements. Lead times for ordering components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand for and availability of a component at a given time. If our forecasts are less than our actual requirements, we, WNC or any other third-party manufacturer that we use in the future, may not be able to manufacture products in a timely manner or may build excess inventory. Furthermore, if we cannot produce our products in a timely manner, the liquidated damages provisions in some of our contracts with our customers may result in our selling our products at a loss. If our forecasts are too high, we and our manufacturer will be unable to use the components that were purchased based on our forecasts. The cost of the components used in our products tends to drop rapidly as volumes increase and technologies mature. Therefore, if we or WNC are unable to use components purchased based on our forecasts, our cost of producing products may be higher than our competitors due to an oversupply of higher priced components. Excess components or inventory will tie up working capital and cause us to incur storage and other carrying costs, which may cause us to borrow additional funds that may not be available on commercially reasonable terms. Further, excess components or inventory not used or sold in a timely manner may become obsolete causing writeoffs or writedowns, which could seriously harm our results of operations.

If we do not obtain letters of credit or other forms of payment guarantee from our customers or if we choose to extend open credit terms to our customers, we may need to maintain greater working capital in the future, which may harm our ability to accept high-volume purchase orders and may create difficulties in the collection of our accounts receivable.

We have arrangements with most of our customers pursuant to which we accept customer orders based on letters of credit that our customers place with us. This generally enables us to maintain a low level of working capital because we are able to quickly collect payment for the products that we deliver and pay our third-party vendors. If there are any discrepancies with the documents presented by the manufacturers, the freight forwarder or us, it may cause the letters of credit to be invalid or payment to be delayed. If a letter of credit is issued late or we experience problems collecting on letters of credit, shipments will be delayed, which may cause us to miss our quarterly financial projections. If we are unable to continue to obtain letters of credit from our customers, we may be required to maintain a greater level of working capital or borrow money in order to pay our manufacturer and third-party vendors or offer open terms to customers and obtain assurance of payment via other financial methods such as credit insurance. We were required to borrow money in August 2004 to pay our operating expenses until delays in collecting on letters of credit were resolved, and we may be required to do so in the future. It is possible that current or future customers may not be able or may be unwilling to establish letters of credit acceptable to us, which could result in a need for us to have greater working capital in order to fulfill such customers’ orders. In such an event, we would be subject to greater collections risks and might be precluded from accepting large orders from these customers due to limitations on our working capital. Any inability to accept orders could harm our ability to meet our projections and reduce our revenues. We have begun extending open credit terms to certain of our customers and may continue to do so in the future on an increasing basis. If we are unable to collect on our customer accounts, we may be required to recognize bad debt expense, which would harm our results of operations.

We may decide or be forced to stock inventory of components or finished product.

We have begun stocking inventory of components in order to manufacture our own products and to meet customer needs. In addition, for competitive reasons or because of delays in the supply chain, we may be forced to stock additional components or finished product. This may require substantial working capital, which would be costly and might be unavailable, or may cause us to incur storage and other carrying costs. The inventory we stock might become obsolete, requiring us to write it off and sustain a loss, which could be substantial.

We rely upon a license and chipsets from Qualcomm Incorporated for CDMA technology that is critical to our products.

All of our current products are based on proprietary CDMA technology that we license from Qualcomm. Our non-exclusive license from Qualcomm does not have a specified term and may be terminated by us or by Qualcomm for cause or upon the occurrence of specified events. If we were to lose access to this licensed technology, we would be forced to acquire rights to, or otherwise develop, other non-infringing technology, which would likely require us to adopt a wireless protocol other than CDMA, such as GSM and WCDMA. We might be unsuccessful in acquiring rights to, or otherwise developing, products based on these alternative technologies, and even if we are successful, the costs of acquiring or developing products based on an alternative technology and adapting our products to incorporate such technology might be so great that it would preclude us from being able to sell our products at competitive prices in the market.

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

Telular Corporation, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to:

•	select more accurately the new or emerging technologies desired by the market;

•	respond more rapidly than we can to new or emerging technologies;

•	respond more rapidly than we can to changes in customer requirements;

•	devote greater resources than we do to sales or research and development efforts;

•	offer vendor financing for their products;

•	promote their products more effectively, including selling their products at a loss in order to obtain market share or bundling their products with other products that we do not offer in order to promote an end-to-end solution for their customers that we cannot match; and

•	obtain components and manufacture and sell products at lower prices as a result of efficiencies of scale or purchasing power, thereby rendering our products non-competitive or forcing us to sell our products at reduced or negative gross margins.

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

The fixed wireless telecommunications market is characterized by rapid technological advances, evolving industry standards, changing customer needs and frequent new product introductions and enhancements. To maintain and increase our revenues, we must develop and market new products and enhancements to existing products that keep pace with advancing technological developments and industry standards and that address the needs of our customers and their end users. The process of developing new technology and products is complex, uncertain and expensive, and success depends on a number of factors, including:

•	proper product definition;

•	component cost;

•	resolving technical hurdles and obtaining appropriate product certifications as required by our customers;

•	timely completion and introduction to the market;

•	differentiation from the products of our competitors; and

•	market acceptance of our products.

We must commit significant resources for research and development of new products, in many instances, before knowing whether our investments will result in products the fixed wireless telecommunications market will accept. Further, we may be required to purchase licenses from third parties in connection with the development of new products and these licenses may not be available on commercially reasonable terms, or at all. Even if we successfully introduce new products and technologies, our products may not be accepted by the market or we may be unable to sell our products at prices that are sufficient to recover our investment in developing those new products. In particular, many of the end users in our target markets have low incomes and rely on subsidies from telecommunications service providers in order to purchase our products. If we fail to introduce new products at prices that are competitive and allow us to generate a profit, we will lose customers and market share and the value of our company will decline.

We may have difficulty managing further growth that we might experience.

Our business has grown at a significant rate, and at this time, we have only limited management resources to manage this growth. If we continue to experience growth in our operations, our management team and our operational, financial and accounting systems, procedures and controls will need to be expanded, which will result in increased expenses and could distract us from our business plan. Our future success will depend substantially on our ability to manage growth effectively. These challenges may include:

•	attracting and hiring additional management employees;

•	maintaining our cost structure at an appropriate level based on the net sales we generate;

•	managing manufacturing expansion projects;

•	implementing and improving our operational, financial and accounting systems, procedures and controls;

•	higher after sales service level requirements from operators or end users;

•	managing operations in multiple locations and multiple time zones;

•	reducing our operating expenses as a percentage of revenues; and

•	managing global customer base.

Any failure to maintain sales through agents and other third-party resellers, distributors and manufacturers of complementary technologies could harm our business.

To date, we have sold our products to our customers through our direct sales force with significant involvement from senior management and, when desirable or required by the laws of a particular jurisdiction or a prospective customer, through local agents and a network of other third parties, such as resellers, distributors and manufacturers of complementary technologies. We rely on these agents and third parties to assist us in providing customer contacts and marketing our products directly to our potential customers. When working with agents, we may enter into exclusive arrangements that preclude us from using another agent or make sales directly in a particular territory, which could harm our ability to develop new customer relationships. Certain agents and other third parties are not obligated to continue selling our products, and they may terminate their arrangements with us at any time. Our ability to increase our revenues in the future will depend in large part on our success in developing and maintaining relationships with these agents and other third parties. Any failure to develop or maintain our relationships with these third parties and any failure of these third parties to effectively market our products could harm our business, financial condition and results of operations.

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

Our products are complex and must meet stringent customer and end user requirements. Although our products are examined and tested prior to release, these tests cannot uncover all problems that may occur once our products are widely deployed to end users. We have been selling our products for a relatively short period of time. As a result, we have limited experience as to the long-term performance attributes of our products and whether they will develop errors in the future. If errors are discovered and we are unable to promptly correct those errors, we could experience the following, any of which would harm our business:

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

Our primary target markets include India, Pakistan, China, Brazil and Russia. Much of our research and development operations are in South Korea. In addition, we have begun manufacturing some of our products in South Korea with our own manufacturing operations. Our international sales and operations are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. These risks affecting our international sales and operations include:

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

Other companies, including our competitors, may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. As a result, our products may be found to infringe the intellectual property rights of others. In the event of a successful claim of infringement against us and if we are unable to license the infringed technology or our current licenses do not contain adequate indemnification or warranties to cover the claim, our business and operating results could be adversely affected, resulting in reduced or negative gross margins, harm to our reputation if we are unable to provide remedies to our customers and general harm to our competitive position in the marketplace.

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

Technology companies in general, and our company in particular, have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. Currently, we do not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has recently adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning with the first quarter of the year ending December 31, 2006. The change in accounting rules will lead to a decrease in reported earnings, if we have earnings, or an increased loss, if we do not have earnings, which we currently estimate as $500,000 of operating income per quarter. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required by the end of 2007 to perform an evaluation of our internal controls over financial reporting and have our independent auditor attest to that evaluation. Compliance with these requirements is expected to be expensive and time consuming. If we fail to timely complete this evaluation, or if our independent auditors cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

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

As of September 30, 2005, our Chief Executive Officer, Mike H.P. Kwon, beneficially owns approximately 14% of our outstanding common stock and ComVentures beneficially owns approximately 17% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon and ComVentures each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the design and operation of such disclosure controls and procedures were effective.

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

The offering resulted in net proceeds to us, after deduction of fees and expenses related to the offering of $15.4 million. Of the net proceeds from the offering, we have used approximately $1.3 million to repay the outstanding balances under two convertible term notes issued in March 2004 and August 2004 in favor of Laurus Master Fund, Ltd., which amount represented 115% of the remaining principal on the March 2004 note and 120% of the remaining principal on the August 2004 note plus accrued interest on both notes through March 30, 2005. The balance of approximately $14.1 million was applied to working capital purposes.

None of these payments went directly or indirectly to our directors, officers, general partners, affiliates, 10% owners, or any of their associates.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

2.1	Asset Purchase Agreement between TBK Electronics Corp. and Axesstel Korea, Inc., dated May 25, 2005.

10.1	Lease between Axesstel Korea, Inc. and Seongnam Industry Promotion Foundation, dated August 29, 2005.

10.2	Assignment of Subscriber Unit License Agreement and Related Agreements among QUALCOMM Incorporated, Axesstel, Inc., a California corporation, and Axesstel, dated October 17, 2005.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

/s/ DAVID L. MORASH
November 14, 2005 Date	David L. Morash President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement between TBK Electronics Corp. and Axesstel Korea, Inc., dated May 25, 2005.

10.1	Lease between Axesstel Korea, Inc. and Seongnam Industry Promotion Foundation, dated August 29, 2005.

10.2	Assignment of Subscriber Unit License Agreement and Related Agreements among QUALCOMM Incorporated, Axesstel, Inc., a California corporation, and Axesstel, dated October 17, 2005.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.