Form 10KSB
period 2005-12-31
AXESSTEL INC
filed 2006-04-03
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2005; OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

AXESSTEL, INC.

(name of small business issuer as specified in its charter)

Nevada	001-32160	91-1982205
State of Incorporation	Commission File Number	IRS Employer Identification Number

6815 Flanders Drive, Suite 210, San Diego, California	92121
(address of principal executive offices)	(Zip Code)

(Issuer’s telephone number, including area code): (858) 625-2100

Securities Registered under Section 12(b) of the Act:

Title of class Common Stock	Name of each exchange on which registered American Stock Exchange

Securities Registered under Section 12(g) of the Act:

None

(Title of class)

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $94,665,711.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 21, 2006, approximately $38.0 million.

As of March 21, 2006, there were 22,593,589 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):

☐ Yes ☒ No

Except where the context otherwise requires, all references in this Annual Report on Form 10-KSB to (a) the “Registrant”, the “Company”, “Axesstel”, “we” or “our” refer to Axesstel, Inc., a Nevada corporation, and (b) the “Web” refer to the World Wide Web.

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

Overview

We design, develop, market and manufacture fixed wireless voice and broadband data products for the worldwide telecommunications market. Our product portfolio includes fixed wireless desktop phones, public call office phones, voice/data terminals and broadband modems for access to voice calling and high-speed data services. Our products have similar functionality to phones and modems that use the traditional landline telecommunications network; however, they are wireless desktop devices and can be substituted for wired phones and modems. All products that we have sold to date have been based on CDMA (3G Code Division Multiple Access) technology developed by Qualcomm Incorporated. In 2005, we started development of new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies and expect these products to generate revenues in 2006.

We currently sell our products to telecommunications operators in developing countries where large segments of the population do not have telephone service and demand for telephone services has grown substantially in recent years. At present, our principal customers are Tata Teleservices Limited in India, TeleCard Limited in Pakistan, Telefonica Moviles, S.A. in Latin America, and Telecommunications Movilnet C.A., in Latin America. We believe there are over 70 CDMA-based telecommunications service providers worldwide that have deployed or plan to deploy fixed wireless solutions.

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

Telecommunications Services in Developing Areas

Developing countries within Asia, Africa, Eastern Europe and Latin America, such as India, Indonesia, Philippines, China, Brazil, Pakistan and Russia are among the world’s fastest growing emerging telecommunications markets. Within these areas, landline telecommunications networks typically are limited to densely populated urban areas because the cost of deploying landline telecommunications networks in developing areas has proven economically unfeasible. As a result, people living outside of urban areas or in unwired regions within urban areas generally do not have access to telephone service. Moreover, until recently, deployment of wireless telecommunications networks in these regions has proven to be expensive and therefore limited to the wealthiest portions of the population.

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

Fixed Wireless as Compared to Landline

In many areas, landline telecommunications service is not available due to lack of infrastructure. In these regions, fixed wireless may be the only option available to the end user. Fixed wireless systems can be deployed more quickly than landline systems because there are no trenches to dig, poles to install or copper wires to lay; therefore, service providers can more rapidly rollout wireless service and begin earning revenue. We believe that even where landline service exists; fixed wireless systems offer the following key advantages over landline systems:

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

End Users:	Fixed Wireless	Mobile Wireless	Landline

Tariffs	Less expensive than mobile wireless	Most expensive	Less expensive than mobile wireless and generally less expensive than fixed wireless

Subscription Costs	Less expensive than mobile wireless	Most expensive	Least expensive

Reception	Better reception than mobile wireless	Reception is inconsistent	Best reception

Data Connectivity	No external modem needed	Limited data connection capabilities	Requires external modem

Mobility	Limited	Unlimited	Limited

Power Supply	Not dependent on a battery	Batteries required	Not dependent on a battery

Telecommunications Service Providers:

Network Deployment and Scalability	Rapid and less expensive than landline and mobile wireless	Rapid and less expensive than landline; requires contiguous coverage	Cumbersome and costly

Network Capacity	Requires fewer base stations than mobile wireless	Requires more base stations than fixed wireless	Requires additional construction

Maintenance /Operation	Only required for base stations	Only required for base stations	Required for entire infrastructure

Value Added Services	Requires software upgrade	Requires software upgrade	Requires infrastructure upgrade

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

Newer versions of CDMA technologies, popularly known as 3G, include CDMA2000 1xEV-DO (Evolution Data Optimized). This technology improves the ability to deliver high-speed data access to wireless devices and has been designed to provide wireless access speeds comparable to digital subscriber line, or DSL, and cable modems. Subscribers can attain wireless access to data at maximum speeds of up to 2.4 Mbps on CDMA2000 1xEV-DO networks. Telecommunications service providers first began rolling out the CDMA2000 1xEV-DO standard on their networks in the last few years, and as of the date of this report, less than half of telecommunications service providers using CDMA technologies have commenced implementation of the CDMA2000 1xEV-DO standard.

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

Our Solution

We are a provider of CDMA-based desktop phones, public call office phones, voice/data terminals and broadband modems. We are in the process of developing GSM based products and plan a roll-out in 2006. Our products are designed to enable telecommunication service providers to provide carrier- class, subscriber-based voice and high-speed data solutions to developing countries where large segments of the populations do not have basic telephone service. We believe that our solution provides the following benefits to our customers:

•	High-quality products at affordable prices. We offer telecommunications service providers high-quality, reliable products at competitive prices. Our products are designed and engineered around a single platform that uses a common set of components to help maintain low cost.

•	Reliable delivery of products with short lead-times. We have designed our products and structured our third-party manufacturing relationship to enable us to fulfill high-volume orders with short lead times. Our third party manufacturer has implemented comprehensive quality assurance procedures that are designed to ensure that our products are manufactured and shipped with minimal defects.

•	Ease of deployment, installation and use. Our products are frequently tested for interoperability with the systems of most major CDMA-based wireless infrastructure providers, such as Ericsson, Lucent, Motorola and Nortel. In addition, we have tested our products with telecommunications service providers in over 30 markets worldwide. For telecommunications service providers with existing networks in place, our products do not require any installation or rollout of additional networking infrastructure, unlike competing fixed wireless solutions that rely upon proprietary systems. We have designed our products with simple setup procedures and easy to understand user interfaces, which minimize customer support requirements of service providers.

•	Full range of voice and data products and features. Our products provide a full range of voice and data functionality, from wireless desktop phone and data terminals to our most sophisticated high-speed data modem. Our engineering expertise and product design enables us to modify our products to meet specific customer requirements. Furthermore, we can easily add enhanced features to our products, which enable service providers to drive subscription revenue.

Our Products

We offer CDMA-based desktop phones, public call office phones, voice/data terminals and broadband modems used for voice calling and high-speed data services in homes, retail locations, businesses, and public transportation and emergency response environments. Key features of our products include standard phone quality capability, high-quality liquid crystal displays, 3-way calling, call waiting, hands-free dialing, fax capabilities and 2-way text-messaging, or SMS. We expect to roll-out products based on GSM and next generation EV-DO Rev A technology in 2006.

Fixed Wireless Desktop Phones

Our fixed wireless desktop phones are designed for voice and data usage in homes, businesses and retail locations. Our phones are offered in standard, enhanced, public call office, and durable low cost models. Currently, we offer phones that operate in each of three frequency bands: 450 MHz, 800 MHz, and 1900 MHz. Our GSM phone will be offered in two dual band frequencies: 850/1900 MHz and 900/1800 MHz. The following table lists some of the features included in our standard and enhanced models.

Feature	Basic Model	Enhanced Model
Signal Strength and Voicemail Indicator	✓	✓
3-Line LCD	✓	✓
Call Waiting	✓	✓
Call Forwarding	✓	✓
Call Transfer	✓	✓
3-Way Calling	✓	✓
Caller ID	✓	✓
SMS	✓	✓
Packet Data (up to 153.6 Kbps)		✓
Backlit Keys and Display		✓
RS-232C and USB Data Ports		✓
Speakerphone		✓
Circuit Data (up to 14.4 Kbps)		✓
Personal Computer Fax		✓

Fixed Wireless Public Call Office Phones

We have two fixed wireless public call office (PCO) phones that enable telecommunications service providers to offer telephone service for public locations that are not serviced by landline networks. Our attended PCO phone couples proprietary metering technology with our fixed wireless desktop phones, which displays in real-time the calling units used by the caller. Our unattended PCO phone converts a landline coin- or card-operated payphone into a wireless payphone by embedding our fixed wireless phone into the payphone itself.

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

Fixed Wireless Broadband Modems

We have three fixed wireless broadband modem models. Our first generation fixed wireless broadband modem offers EV-DO data only. The MV200 Series is our second generation fixed wireless broadband modem that includes EV-DO data, CDMA 1X voice, and fax capability. Our third generation broadband modem, the MV300 Series, provides EV-DO data, WiFi, CDMA 1X voice, fax and a four port Ethernet router for a complete desktop networking solution. Our first and second generation broadband modems are based on Qualcomm’s MSM 6500 chipset and the CDMA2000 1xEV-DO standard. The modems can support data rates up to 2.4 Mbps. They have been designed as a plug-and-play solution, with a convenient network connection and USB connection module embedded in the modem, which enables many users in developing countries that have multi-user, networked environments to connect to the Internet. A convenient network connection is desirable as it does not require the installation of any drivers and can support routed networks with ease. The modem can support single-user connections as well as local area networks providing high-speed Internet access to both small businesses and residential users. The MV300 Series third generation broadband modems will leverage Qualcomm’s MSM 6500 and MSM 6800 next generation chipsets. The upgrade to the MSM6800 chipsets is expected to significantly increase data rates up to 3.1 Mbps.

Our Strategy

Our objective is to be the leading provider of fixed wireless voice and data products in our target markets. Key elements of our strategy include:

•	Increasing market share with existing customers. We believe telecommunications service providers will increasingly adopt fixed wireless as a cost-effective, easily-deployed voice and data solution in developing regions. We intend to continue to expand our relationships with our existing customers, by promoting the broad rollout of our existing products and our next generation products, including our next generation fixed wireless broadband modem utilizing CDMA2000 1xEV-DO and the roll-out of our GSM products.

•	Acquiring new customers. We intend to establish relationships with other telecommunications service providers throughout the world in order to expand our sales. We are currently targeting international and domestic service providers throughout the world that we believe are potential customers.

•	Continuing to aggressively manage the costs of developing and manufacturing our products. We intend to achieve and maintain pricing advantages over our competitors. As we increase our production volume, we intend to continue to reduce our costs through volume purchase discounts. In addition, our platform design allows us to engineer our products with manufacturing efficiencies, such as reduced component counts and design for ease in assembly, which lead to cost reductions. We recently moved manufacturing locations from Taiwan to mainland China where labor costs are low, and a competitive supply chain is available. We believe these initiatives will provide us with significant advantage over our competitors and create barriers to entry for new competitors.

•	Continuing to develop innovative products. We intend to continue to leverage our research and development expertise to develop customizable next generation product solutions that will integrate advanced wireless technologies, voice-over-Internet protocol, or VoIP, and other carrier-grade standards. Recently, we launched our second fixed wireless broadband modem based on the CDMA2000 1xEV-DO standard. We believe that the continued introduction of new products will enable us to increase penetration with existing customers, establish relationships with new customers and increase our profit margins.

•	Establishing and expanding strategic relationships. We intend to augment our internal sales efforts by establishing strategic relationships and expanding our current relationships with wireless infrastructure providers to incorporate our products into their bids for potential contracts to build new wireless systems that include our fixed wireless products. We believe our emphasis on product quality, technical performance, customer responsiveness, on-time delivery and cost competitiveness will help us to maintain and develop new strategic relationships.

•	Penetrating developed markets through the rollout of data products. We intend to offer high-speed wireless data products in developed markets as a more cost-effective alternative to wired broadband solutions, such as DSL and cable modems. We recently launched our second CDMA2000 1xEV-DO fixed wireless broadband modem. We are in discussions with telecommunications service providers in the United States who are deploying mobile wireless data solutions or who we believe may begin to deploy fixed wireless data solutions in 2006 and 2007. In addition, current customers of CDMA-based voice products in developing markets are now sourcing our broadband data modems.

Customers

We sell a majority of our products to telecommunications service providers that provide wireless voice or data services in developing markets. With the introduction of our next generation broadband modems, we plan to diversify our customer base and expand our addressable market to developed regions. Our principal customers currently are Tata Teleservices Limited in India, TeleCard Limited in Pakistan, Telefonica Moviles, S.A., the wireless affiliate of Telefonica, S.A. in Latin America and an affiliate of a major telecommunications service provider in Venezuela. The following is a description of our principal customers:

•	TeleCard Limited. In November 2003, we entered into two supply agreements in the amounts of $6.8 million and $10.8 million with TeleCard, pursuant to which TeleCard may order products from us. TeleCard is the leading private sector telecommunications service provider in Pakistan with coverage reaching 85 million people. We continue to receive subsequent purchase orders from TeleCard with deliveries continuing into 2006.

•	Telefonica Moviles, S.A. In March 2004, we executed a one-year supply agreement with BellSouth International, Inc., under which its affiliates in Argentina, Chile, Colombia, Ecuador, Guatemala, Nicaragua, Panama, Peru, Uruguay and Venezuela could purchase a custom-configured version of our basic fixed wireless phone. In January 2005, BellSouth completed the sale of its ownership interests in ten wireless telecommunications service providers in Latin American to Telefonica Moviles, S.A. In connection with these sales, our contract was assigned to Telefonica Moviles, S.A. Telefonica is the world’s leading communications service provider in Spanish and Portuguese-speaking markets, with a potential market of more than 100 million customers. We continue to receive subsequent purchase orders from Telefonica subsidiaries with deliveries continuing into 2006.

•	Tata Teleservices Limited. We entered into a Product Purchase Agreement effective June 2004 with Tata Teleservices Limited and Tata Teleservices (Maharashtra) Limited, pursuant to which we received a $45.2 million purchase order in July 2004 to supply custom-configured models of our fixed wireless phones. These shipments for Tata were completed in the fourth quarter of 2004. Pursuant to this agreement, we received an additional purchase order for delivery through April 2005. Tata is the leading telecommunications service provider in India with over 2 million customers. We continue to receive subsequent purchase orders from Tata with deliveries continuing into 2006.

•	Venezuelan Affiliate. In August 2004, we received initial purchase orders from an affiliate of a major U.S. telecommunications service provider to purchase our fixed wireless phone. In January 2005, we received additional purchase orders from this provider for our CDMA2000 1x EV-DO based products. This customer is the leading Venezuelan telecommunications service provider with approximately 2.9 million access lines in service, 2.8 million cellular subscribers and 282,000 Internet subscribers. We continue to receive subsequent purchase orders from this Venezuelan affiliate with deliveries continuing into 2006.

We believe that there are over 70 CDMA-based telecommunications service providers worldwide that have deployed or plan to deploy fixed wireless solutions. In general, we sell our products on a negotiated fixed price-per-unit purchase order basis. To minimize our collection risk, we typically have our customers provide us a letter of credit confirmed by a major international bank or offer open terms secured by credit insurance.

Sales and Marketing

We manage and conduct the majority of our sales directly to telecommunications service providers worldwide. As of December 31, 2005, our sales and marketing team consisted of nine individuals who are located in our offices in San Diego, Miami, China and South Korea. We supplement our presence in Africa, Asia, Eastern Europe, Latin America and the Middle East through the hiring of local sales representatives or agents.

We have established and seek to establish strategic relationships with telecommunications infrastructure providers in order to promote our products. Our products are regularly included in bids by such service providers, which provides greater exposure for our products and brand. We also intend to enter into cooperative marketing relationships to facilitate market penetration.

Manufacturing

At present, we use Winstron NeWeb Corporation (WNC) to manufacture the majority of our products. WNC provides us with services, including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery services. WNC generally holds all raw materials, work-in-process and finished good inventory for our products. We believe outsourcing through WNC provides us with flexibility and allows us to:

•	focus on research and development, design, sales and marketing;

•	realize economies of scale;

•	access high-quality manufacturing resources and personnel;

•	scale production rapidly; and

•	reduce working capital investment

•	reduce capital equipment costs and equipment obsolescence risk.

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

In the third quarter of 2005, we opened our own production facility in Korea to manufacture more complex products through this facility, such as our broadband modems; and to have a dedicated facility focused on the introduction of new products and the cost reduction of our existing products. We have two production lines in Korea dedicated to these activities. However, our overall strategy remains to have WNC manufacture the majority of our product in their high volume production facility.

We may enter into manufacturing relationships with other manufacturing partners in low labor cost regions, such as China and India. We believe this would allow us to increase our manufacturing capacity and lower our unit costs.

Research and Development

We focus on developing innovative CDMA-based fixed wireless high-speed solutions to address opportunities presented by next generation wireless networks. As of December 31, 2005, we had 43 engineers, 33 of which are located in our South Korean research and development center and 10 of which are based in our San Diego facility. Our engineers are categorized into the following groups: hardware, mechanical, software, platform, production and quality. For the year ended December 31, 2005, our research and development expenses were $5.5 million. For the year ended December 31, 2004, our research and development expenses were $4.2 million.

Intellectual Property

We protect our intellectual property through a combination of patents, trademarks, trade secrets, licenses, non-disclosure agreements and contractual provisions. Generally, we enter into non-disclosure and confidentiality agreements with our employees, consultants and third parties that have access to our proprietary technology.

We have entered into a license agreement with Qualcomm under which we were granted a worldwide, nonexclusive, royalty-bearing license to Qualcomm’s CDMA technology to make, sell and lease fixed wireless terminal CDMA-based products. The license agreement may be terminated by Qualcomm upon an uncured material breach of the license agreement by us. We have also entered into various software agreements with Qualcomm to license its software to use with our products that incorporate Qualcomm’s CDMA technology. These agreements are effective as long as the license agreement is effective. We intend to purchase additional software from Qualcomm that would be required for our newly proposed products.

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

Employees

As of December 31, 2005, we had a total of 97 full-time employees. Of the 97 employees, 34 are located in the United States, 62 are located in South Korea, and one is located in China. In the United States, 10 are involved in product development, four are involved in operations, eight are involved in sales and marketing, and 12 are involved in finance and administration, including our executive team. In South Korea, 33 of our employees are involved in product design and development of software and hardware, 21 are involved in operations, seven are involved in administration, and one is involved in sales and marketing. In China, our one employee is involved in sales and marketing. We intend to hire additional employees as needed at each of our facilities. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are good.

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

RISK FACTORS

Our ability to implement our business strategy and achieve the intended operating results is subject to a number of risk and uncertainties, including the ones identified below, and additional risks not currently known to us or that we currently believe are immaterial.

We rely on a small number of customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the year ended December 31, 2005, two of our 31 customers and their affiliates accounted for approximately 80% of our revenues, of which one customer comprised approximately 59% and the other customer comprised approximately 21%. For the year ended December 31, 2004, two of our seven customers and their affiliates accounted for approximately 86% of our revenues, of which one customer comprised approximately 71% and the other customer comprised approximately 15%. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

If we cannot sustain profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred significant operating losses after we changed our business model at the beginning of 2004. We incurred a net loss of $10.2M for the year ended December 31, 2005, and a net loss of $8.3 million for the year ended December 31, 2004. At December 31, 2005, we had an accumulated deficit of $22.0 million. Achieving profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

We may experience long sales cycles for our products, as a result of a variety of factors.

Our sales cycle depends on the length of time required for adoption of new technologies in our target markets. In addition, the period between our initial contact with a potential customer and its decision to purchase our products is relatively long. The evaluation, testing, acceptance, proposal, contract negotiation, funding and implementation process can extend over many months. Based on our limited operating history, it generally takes us between three and six months to complete a sale to a customer; however, in certain instances that the sales cycle may be substantially longer. As a result, we may not be successful in forecasting with certainty the sales that we will make in a given period.

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

We depend upon the fixed wireless telecommunications industry, and any downturn in the industry may reduce our sales.

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

Our primary target markets include India, Indonesia, Pakistan, Philippines, China, Russia, and Latin America. Much of our research and development operations are in South Korea. In addition, we have begun manufacturing some of our products in South Korea with our own manufacturing operations. Our international sales and operations are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. These risks affecting our international sales and operations include:

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

We depend substantially on our current executive officers and management, including Mike H.P. Kwon, our Chief Executive Officer. We maintain a “key man” life insurance policy in the amount of $5.0 million for Mike H.P. Kwon However, this amount may not adequately compensate us in the event we lose his services. The loss of any key employee or the inability to attract or retain qualified personnel, including engineering, finance, accounting, sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage the market’s perception of us. Our success also may depend on our ability to identify, attract and retain additional qualified management, engineering and sales and marketing personnel. In particular, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications. Competition for qualified engineers is intense, especially in San Diego, California, where our headquarters are located, and in Seoul, South Korea, where our research and development center is located. If we lose the services of a significant number of our engineers and cannot hire and integrate additional engineers, our ability to develop our products and implement our business strategy could be harmed.

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

Technology companies in general, and our company in particular, have a history of depending upon and using broad based employee stock option programs to hire, provide incentives and retain employees in a competitive marketplace. Currently, we do not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has recently adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning with the first quarter of the year ending December 31, 2006. To lessen the impact of this change to future reportable earnings, in December 2005, we elected to accelerate the vesting period of all unvested stock options. Future option grants will lead to a decrease of reported earnings, and may negatively impact our future stock price. At this time, we cannot estimate the impact to 2006 reported earnings, since we have not concluded how the adoption of this rule will effect our decision to issue future option grants. In addition, the change in accounting rules could impact our decision making to utilize broad based employee stock plans as a means to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Our Chief Executive Officer beneficially owns approximately 15% of our outstanding common stock, ComVentures beneficially owns approximately 17% of our outstanding common stock, and Stephens Investment Management beneficially owns approximately 10% of our outstanding common stock; and each will be able to exert substantial influence over us and our major corporate decisions.

As of December 31, 2005, our Chief Executive Officer, Mike H.P. Kwon, beneficially owns approximately 15% of our outstanding common stock, ComVentures beneficially owns approximately 17% of our outstanding common stock, and Stephens Investment Management beneficially owns approximately 10% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon, ComVentures, and Stephens Investment Management each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval.

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

Our articles of incorporation and our bylaws contain provisions that may enable our board of directors to discourage, delay or prevent a change in our ownership or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

•	Our board of directors may fill vacancies on the board of directors;

•	Our stockholders are permitted to remove members of our board of directors only upon the vote of at least two-thirds of the outstanding shares of stock entitled to vote at a meeting called for such purpose;

•	stockholder proposals and nominations for directors to be brought before an annual meeting of our stockholders must comply with advance notice procedures, which require that all such proposals and nominations must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the annual meeting for the preceding year;

•	a staggered board;

•	a special meeting of stockholders may be called only by our Chief Executive Officer, president or secretary, or by resolution of our board of directors; and

•	Our board of directors is expressly authorized to make, alter or repeal our bylaws.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We own no real property. Our corporate headquarters is located in San Diego, California, where we lease approximately 17,000 square feet of office space pursuant to a lease that expires in February 2011. The monthly lease payment is approximately $29,000. We have secured our lease obligations under this lease with a letter of credit. We also lease approximately 5,500 square feet in San Diego for approximately $10,000 per month pursuant to a lease that expires in November 2006. We sublease this facility for $6,000 per month. Our principal research and development facility is located in the Gyeonggi Province of South Korea, where we lease approximately 18,000 square feet of office space pursuant to a ten-year lease that expires in August 2015. For the years 2005 and 2006, annual rent is approximately $224,000. Annual rent after 2006 is subject to adjustment, based on market conditions. In August 2005, we entered into a lease agreement for a manufacturing facility in the Gyeonggi Province of South Korea where we lease approximately 29,000 square feet. The monthly lease payment is approximately $26,000 per month over two years and expires in June 2007, with a provision for a one-year extension. We additionally lease a sales office in Nanjing China for approximately $400 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER’S PURCHASES OF EQUITY SECURITIES.

Since May 20, 2004, our common stock has been listed on the American Stock Exchange under the symbol “AFT.” Prior to May 20, 2004, our common stock was quoted on the OTC Bulletin Board under the symbol “AXES.” The following table sets forth, for our common stock for the periods indicated, the high and low sales prices as reported by the American Stock Exchange for the period from May 20, 2004 to December 31, 2004 and the high and low bid prices as quoted on the OTC Bulletin Board from January 1, 2004 to May 20, 2004.

	High	Low
Year Ended December 31, 2004
First Quarter	$3.05	$1.75
Second Quarter	5.95	3.00
Third Quarter	5.00	2.10
Fourth Quarter	4.50	2.99
Year Ended December 31, 2005
First Quarter	$4.90	$2.89
Second Quarter	4.36	3.06
Third Quarter	3.60	2.44
Fourth Quarter	3.00	.83

On March 21, 2006, the shareholders’ list for the Company’s common shares showed approximately 1,110 registered shareholders and 22,593,589 shares issued and outstanding.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

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

Overview

We design, develop market and manufacture fixed wireless voice and broadband data products for the worldwide telecommunications market. Our product portfolio includes fixed wireless desktop phones, public call office (PCO) phones, voice/data terminals and broadband modems for access to voice calling and high-speed data services. Our products have similar functionality to phones and modems that use the traditional landline telecommunications network; however, they are wireless desktop devices and can be substituted for wired phones and modems. All products that we have sold to date have been based on CDMA (3G Code Division Multiple Access) technology developed by Qualcomm Incorporated. In the second quarter of 2005, we started development of new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies. These new products are scheduled to be released in 2006.

We currently sell our products to telecommunications operators in developing countries where large segments of the population do not have telephone service and demand for telephone services has grown substantially in recent years. At present, our principal customers are Tata Teleservices Limited in India, TeleCard Limited in Pakistan, Telefonica Moviles, S.A. in Latin America, and Telecommunications Movilnet C.A., in Latin America. We believe there are over 70 CDMA-based telecommunications service providers worldwide that have deployed or plan to deploy fixed wireless solutions.

History

We were founded in July 2000 as Axesstel, Inc., a California corporation, which we refer to as Axesstel California. In August 2002, we were acquired by Miracom Industries, Inc., a Nevada corporation, the stock of which was quoted on the OTC Bulletin Board in a transaction that was accounted for as a reverse merger. Immediately following the closing of the transaction, Miracom changed its name to Axesstel, Inc. and adopted our business plan as its exclusive business. In late 2002 and 2003, we began performing original design manufacturing and product engineering and development for major international telecommunications companies. In December 2002, we acquired Entatel, Ltd., a South Korean company, in order to meet the engineering requirements of these projects, and changed its name to Axesstel R & D Center Co., Ltd. This name was later changed to Axesstel Korea Inc.

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

Recent Developments

All of the products we have sold through 2004 have been used primarily for their voice capabilities; however, in the first quarter of 2005, we initiated sales of a broadband modem product which is based on the CDMA2000 1xEV-DO standard, a newer version of the CDMA standard used for high-speed data communications. Telecommunications service providers began rolling out the CDMA2000 1xEV-DO standard on their networks in the last few years, and as of the date of this report, we believe less than half of telecommunications service providers using CDMA technologies have commenced testing and implementation of the CDMA2000 1xEV-DO standard. We expect more service providers will implement the CDMA2000 1xEV-DO standard and that an increasing portion of our sales will be from broadband modem products in the future. In the second quarter of 2005, we had our first sales of a voice/data terminal product that combines voice and fax services.

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

Revenues

Our product portfolio consists of fixed wireless products in four categories: desktop phones, PCO phones, voice/data terminals and broadband modems. We have shipped the desktop phones and the PCO phones since 2004. We received initial orders and began product shipments for our fixed wireless CDMA2000 1xEV-DO modems and our voice/data terminals in the first and second quarters of 2005. We expect fixed wireless phones will continue to represent a major portion of our revenues for the foreseeable future. However, we believe that an increasing portion of our anticipated growth will come from sales of our next generation data products, such as our fixed wireless broadband modem and voice/data terminals, into developing and industrialized countries as demand grows for broadband data services. In 2005, we started development of new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies and expect these products to generate revenues in 2006.

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the year ended December 31, 2005, approximately 80% of our revenues were derived from two customers, with one customer representing approximately 59% and the other customer representing approximately 21%. All of our sales are based on purchase orders or other short-term arrangements. We negotiate the pricing of our products based on the quantity and the length of the time for which deliveries are to be made. For orders involving a significant number of units, or which involve deliveries over a long period of time, we typically receive rolling forecasts or a predetermined quantity for a fixed period of time from our customers, which in turn allows us to forecast internal volume and component requirements for manufacturing. In order to minimize our collection risks, we generally have sold to our international customers under guaranteed letters of credit or open terms secured by credit insurance, subject to a 5% deductible. To date, substantially all of our product sales have been to customers outside of the United States. In order to minimize foreign exchange risk, we have made all sales to date in U.S. dollars.

We supply WNC with rolling forecasts. In addition, we receive forecasts from our customers, and in turn, place orders with WNC for near-term production. Based upon our purchase orders and forecasts, WNC procures components in amounts intended to meet the near-term demand. Additionally, we provide Qualcomm Incorporated, the manufacturer of our chipsets, with rolling forecasts for chipsets. WNC places the chipset orders and pays Qualcomm. Following receipt of our orders, WNC generally manufactures our products and delivers the finished goods to the customer’s freight forwarder in China, transferring title at that point. We generally recognize revenue upon the transfer of title to the freight forwarder. The freight forwarder and WNC supply us with the shipping documents, which we in turn present to the negotiating bank under the letter of credit for payment. Upon receipt of payment, we generally pay WNC within 45 days after delivering to the freight forwarder. We generally arrange for WNC to manufacture our products based on the delivery needs of our customers, and therefore we do not maintain a significant inventory of products or components. As a result of the security offered by the letters of credit, WNC extends us credit terms which minimize our working capital requirements.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses for management, finance, legal, sales and marketing, program management and administrative personnel. Other costs include facility expenses, employee travel, bank fees, insurance, legal expense, commissions, accounting, professional service providers, board of director expense, stockholder relations, amortization of intangible assets, and depreciation expense of software and other fixed assets.

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

On certain contracts, we provide a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. On one of our significant contracts, we do not provide warranty replacement units. In this case, we provide third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of sales. During the year ended December 31, 2005, warranty costs amounted to approximately $516,000 and, as of December 31, 2005, the Company has established a warranty reserve of $558,000 to cover additional service costs over the life of the warranty. All products are tested by quality inspection prior to shipment and we have historically experienced a minimum level of defective units. Management believes that no additional warranty reserve is needed other than as discussed above.

Accounts Receivable Allowance

Collections from product sales for foreign customers are generally received via letter of credit arrangements or secured by credit insurance, subject to a 5% deductible. As such, collections on trade accounts receivable for foreign customers are reasonably assured. We generally do not receive security for domestic customer obligations. At times, we extend credit based on evaluation of the customer’s financial condition. At December 31, 2005, one customer with credit terms was significantly late in providing payment. Based on our risk assessment of this late paying customer, we established an account receivable allowance of $500,000 representing approximately 50% of the receivable. Significant management judgment is required to determine the allowance for doubtful accounts. We will make every effort to collect the entire amount, but we may be required to record a further adjustment in 2006 if we are unsuccessful.

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

Our intangible assets consist mainly of our license from Qualcomm Incorporated, which we amortize over a five-year life.

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

As a result of the recent adoption by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R), we will be required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R). To lessen the impact of this change to future reportable earnings, in December 2005, we elected to accelerate the vesting period of all unvested stock options. Future option grants will lead to a decrease of reported earnings, and may negatively impact our future stock price. At this time, we cannot estimate the impact to 2006 reported earnings, since we have not concluded how the adoption of this rule will effect our decision to issue future option grants In addition, the change in accounting rules could impact our decision making to utilize broad based employee stock plans as a means to reward employees and could result in a competitive disadvantage to us in the employee marketplace. See “Recent Accounting Pronouncements” elsewhere in this report.

Results of Operations

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2005

The following table sets forth, as a percentage of total revenues, our consolidated statements of operations data for the years ended December 31, 2004 and 2005.

	Results as Percentage of Revenues for the Year Ended December 31,
	2004	2005
Revenues	100.0	100.0
Cost of goods sold	89.3	89.2

Gross margin	10.7	10.8

Operating expenses:
Research and development	6.8	5.8
Selling, general and administrative	13.4	13.1
Litigation settlement	2.8	0.0

Total operating expenses	23.0	18.9

Operating loss	(12.3)	(8.1)
Other expense	(1.4)	(0.5)

Loss before income taxes	(13.7)	(8.6)
Income tax provision (benefit)	(0.5)	2.2

Net loss	(13.2)%	(10.8)%

General.

We established record revenues in 2005 of $94.7M continuing the momentum created in 2004 with the change in our business focus to establish our own Axesstel branded fixed wireless products. In the year ended December 31, 2004, we had significantly increased our revenue in each of the four quarters as follows: Q1 $429,000, Q2 $7.9M, Q3 $26.1M, and Q4 $28.2M. In the year ended December 31, 2005, we had record revenues in the first two quarters as follows: Q1 $29.0 and Q2 $37.0. However, due to multiple factors outlined in the “Revenues” section below, the third and fourth quarter revenues decreased to $16.9M and $11.8M. We believe we have since resolved these factors and will return to continued growth in 2006. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors” section of this report.

Revenues.

For the year ended December 31, 2005, revenues were $94.7 million compared to $62.6 million for the year ended December 31, 2004, representing a 51% increase. In 2005, our revenues were derived principally from two customers and three products, which two customers together represented 80% in 2005. In 2004, our revenues were derived principally from two customers and one product, which two customers together represented 86% of revenues in 2004. These customers individually represented 59 % and 21% of revenues, respectively, in 2005, and 71% and 15% of revenues, respectively, in 2004. Our revenues for the year ended December 31, 2005 consisted of 92% for our phone products and 8% for our terminal and broadband modem products. For the year ended December 31, 2004, all revenues were derived from our phone products. Revenues increased substantially during 2005, however we did experience declines in the second half of the year. The decline in 2005 resulted from a few issues that caused a slowdown in orders. First, homologation and testing by our largest customer of two newly introduced products were delayed in part due to the devastating weather conditions that affected India in early August; second, a customer in Pakistan renegotiated its payment terms for its new nationwide license and slowed orders during that process; and third, a Latin American carrier has delayed orders in anticipation of our new GSM product launch. We are expecting orders from our Indian and Pakistani customers to return to increased levels in 2006 from the second half of 2005. We also expect to release our GSM product in 2006. Beyond these issues, our objective is to expand our customer base to reach new customers and new regions. We continue to expect that most of our sales will be to foreign customers or for products to be used in foreign countries. As we grow, we will become less dependent on a limited concentration of customers.

Cost of Goods Sold.

For the year ended December 31, 2005, cost of goods sold was $84.4 million compared to $55.8 million for the year ended December 31, 2004, an increase of 51%. The increase tracked similar to the associated increase in revenues. We are looking to reduce manufacturing costs on a unit basis. Our cost of goods sold declined on a per unit basis in 2005, as we were able to re-engineer some of the components within our products to take advantage of cost efficient alternate parts, and reduce prices with our suppliers based on increasing purchasing power. Most of our products were manufactured by one vendor in 2004 and in 2005. We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our vendor will be able to further decrease its costs to us due to their transition from Taiwan to China, and as our purchase volume increases. Additionally, in the third quarter of 2005, we opened our own manufacturing facility in South Korea. In an effort to increase our ability to lower the unit cost of our product by expanding our abilities to redesign costs savings in our product, and granting us increased internal supply chain capabilities in the long term. However, in the second half of 2005, we recorded $1.4M of expense related to start-up of the Korean factory and unabsorbed overhead expenses due to the reduced revenue volume experienced in the second half of 2005. We are evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin.

For the years ended December 31, 2005 and 2004, gross margin as a percentage of revenues was 11%. We had previously expected gross margins to increase from 11% in 2004 to 12% in 2005 as we introduced higher margin data products. However, margins were affected in the second half of 2005 by the $1.4M expense recorded for start-up costs and unabsorbed overhead associated with our Korean manufacturing facility. We expect margins to increase for the full year 2006 compared to margins experienced in the second half of 2005, but margins may fluctuate due to customer and product mix, as well as other factors.

Research and Development.

For the year ended December 31, 2005, research and development expenses were $5.5 million compared to $4.2 million for the year ended December 31, 2004, an increase of 30%. As a percentage of revenue, research and development for 2005 decreased to 6% from 7% in 2004. Two new product lines were released during 2005 and are currently available for sale. We are presently spending much of our research and development funds on our new line of data products and GSM products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. Our research and development expenditures are expected to increase in absolute terms and decrease as a percentage of revenues in 2005.

Selling, General and Administrative.

For the year ended December 31, 2005 selling, general and administrative expenses were $12.4 million compared to $8.4 million for the year ended December 31, 2004, an increase of 47 percent. This increase is primarily attributed to an increase in wages and benefits of $2.3 million including severance pay of $500,000, depreciation and amortization of approximately $700,000, allowance for doubtful accounts of $500,000, and other operating expenses of approximately $500,000. Our selling, general and administrative expenses increased substantially during the year as we continued to grow and build our infrastructure. However, as a percentage of revenues, selling, general and administrative expenses in 2005 remained at 13% as compared to 2004. As our revenues increase, we expect our selling, general and administrative expenses to increase as we continue to grow and build our infrastructure, but decrease as a percentage of revenues.

Litigation Settlement.

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

We also entered into a memorandum of understanding with Axess Telecom pursuant to which we agreed to purchase KRW 1 billion (approximately $870,000 based on currency exchange rates at the time of settlement) convertible bonds of Axess Telecom by January 31, 2005. Due to the requirements to make this purchase and uncertainty as to the recoupment of our investment in Axess Telecom, if any, we charged the additional $870,000 as litigation settlement during the quarter ended September 30, 2004. Furthermore, we have recorded charges of $88,000 in the fourth quarter of 2004 and $17,000 in the first quarter of 2005 to reflect the payment at the current currency exchange rate. The purchase of the convertible bonds was since completed in the first quarter of 2005.

Other Income (Expense).

For the year ended December 31, 2005, other income (expense) was a net expense of $477,000. This amount included interest and other income of $420,000, offset by $897,000 of expense associated from debt and financing activities. This expense included prepayment penalties of $230,000 and the expensing of $493,000 for finder fees, note payable discounts, and interest. For the year ended December 31, 2004, other income (expense) was a net expense of $883,000, which expense was predominantly debt related.

Provision (Benefit) for Income Taxes.

For the year ended December 31, 2005, an income tax provision of $2.0 million was recorded compared to an income tax benefit of approximately $303,000 for the year ended December 31, 2004. The $2.0 million provision was recorded in Q3 2005 to increase the income tax valuation reserve against our previously recorded deferred tax asset. This asset was established in 2003 in recognition of an anticipated tax benefit associated with our net operating losses. We expected to benefit from this asset in the current year; however, due to the current operating results from the third quarter of 2005, we cannot determine if it is probable that we will be able to utilize the tax benefit. Accordingly, we have established a full reserve against the asset.

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

Quarterly Results of Operations

The following table sets forth our quarterly consolidated statements of operations data for the eight quarters ended December 31, 2005. The information for each quarter is unaudited and we have prepared it on the same basis as the audited consolidated financial statements appearing elsewhere in this report. This information includes all adjustments that management considers necessary for the fair presentation of such data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this report. The results of operations for any one quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands, except per share data)
Revenues	$429	$7,875	$26,068	$28,193	$29,010	$36,970	$16,899	$11,787
Cost of goods sold	346	6,898	22,785	25,822	25,443	32,458	15,432	11,082

Gross margin	83	977	3,283	2,371	3,567	4,512	1,467	705

Operating Expenses:
Research and development	962	867	1,042	1,374	1,355	1,377	1,441	1,339
Selling, general and administrative	1,698	1,726	2,619	2,377	2,825	2,969	2,620	4,001
Litigation settlement	—	—	1,740	—	—	—	—	—

Total operating expenses	2,660	2,593	5,401	3,751	4,180	4,346	4,061	5,340

Operating income (loss)	(2,577)	(1,616)	(2,118)	(1,380)	(613)	166	(2,594)	(4,635)

Other income (expense):
Interest income and other income	5	2	1	3	17	196	128	79
Interest expense and other expense	(85)	(127)	(271)	(411)	(784)	(14)	(15)	(84)

Total other income (expense)	(80)	(125)	(270)	(408)	(767)	182	113	(5)

Income (loss) before income taxes	(2,657)	(1,741)	(2,388)	(1,788)	(1,380)	348	(2,481)	(4,640)
Provision or reduction of benefit (benefit) for income taxes	(1,063)	(696)	—	1,456	9	20	2,017	2

Net income (loss)	$(1,594)	$(1,045)	$(2,388)	$(3,244)	$(1,389)	$328	$(4,498)	$(4,642)

Earnings (loss) per share:
Basic	$(0.20)	$(0.13)	$(0.26)	$(0.30)	$(0.10)	$0.01	$(0.20)	$(0.21)

Diluted	$(0.20)	$(0.13)	$(0.26)	$(0.30)	$(0.10)	$0.01	$(0.20)	$(0.21)

Our customer mix, product mix and other components of our results of operations have fluctuated significantly and are likely to do so again in the future. Therefore, we believe that period-to-period comparison of our results of operations should not be relied on as an indication of future performance. Factors that may cause our net sales and operating results to fluctuate include those discussed in the “Risk Factors” section of this report.

Liquidity and Capital Resources

At December 31, 2005, our principal sources of liquidity included cash and cash equivalents of $9.2 million compared to $7.5 million at December 31, 2004. In addition, at December 31, 2005, accounts receivable were $13.7 million, compared to $8.8 million at December 31, 2004. The majority of our accounts receivable are covered by letters of credit or are insured. At December 31, 2005, we had working capital of approximately $9.3 million compared to negative working capital of approximately $392,000 at December 31, 2004. For the year ended December 31, 2005, we used $20.7 million of cash in operations versus $573,000 of cash in operations for the year ended December 31, 2004. The $20.7 million cash used from operations in 2005 included the net loss of $5.2 million (net loss offset by non-cash adjustments for the write-off of deferred tax assets, and depreciation and amortization) and changes in operating assets and liabilities of $15.5 million. Investment activities used $3.0 million of cash during the year ended December 31, 2005, including the purchase of $1.9 million of manufacturing equipment from TBK Electronics Corporation used in the establishment of our factory in South Korea. In the year ended December 31, 2004, we used approximately $1.1 million for software and equipment purchases.

During the year ended December 31, 2005, we completed a public offering, two private placements, and received additional funds from warrant and employee stock option exercises, for aggregate net proceeds of $19.3 million. With these proceeds, we paid off all our existing long-term principal debt obligations with cash payments of $1.3 million. In December 2005, we entered into short term bank financings, secured by accounts receivables for the amount of $7.2 million. Combined, we generated $25.2 million of net cash from these financing activities in 2005. Of this amount, we paid $975,000 to eliminate the liability as part of the settlement agreement with Axess Telecom. At December 31, 2005, we expect the remaining proceeds, together with cash flow from operations, will allow us the necessary working capital to fund our operations for at least the next 12 months. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financing in the future. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

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

During the year ended December 31, 2004, we received $11.1 million in proceeds from the sale of common stock and the issuance of convertible term notes. With these proceeds, we paid off a note payable of $1.9 million and capital leases for equipment of $221,000. Combined, we provided $9.0 million of net cash from these financing activities during 2004.

As indicated above, to finance the cash needs for our business requirements during the year ended December 31, 2005, we have raised capital in two private placement transactions, a public offering in Q1 2005, and short-term bank financings. In Q1 2005, we additionally paid off all our long-term debt obligations and purchased a convertible bond from Axess Telecom. These transactions are described below.

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

Convertible Bond

Purchase of Convertible Bond from Axess Telecom. On February 16, 2005, we entered into a Convertible Bond Sale and Purchase Agreement with Axess Telecom Co., Ltd., a Korean corporation, for the purchase of a convertible bond, par value KRW 1,000,000,000 (approximately US $975,000). Our purchase of the convertible bond satisfied our obligations under the Memorandum of Understanding entered into between us and Axess Telecom on October 14, 2004 in connection with the settlement of a lawsuit Axess Telecom filed against us in Korea. Due to the uncertainty of the value from this convertible bond at the time of settlement, we did not record it as an asset in our accounting records.

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

Silicon Valley Bank. In December 2005, we borrowed $7.2 million from Silicon Valley Bank (SVB), secured by accounts receivable in approximately the same amount. The loan was repaid in the first quarter of 2006. The outstanding principal balance of the loan bore interest at SVB’s then current LIBOR rate plus 2.5%. Payments of principal were immediately due and payable to SVB in the amount of each payment that we received under the pledged receivables.

Contractual Obligations and Commitments

As of December 31, 2005, we had no off-balance sheet arrangements. The following summarizes our contractual obligations at December 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Short-term bank financing	$7,239	$7,239	$—	$—	$—
Long-term liabilities	2,500	—	2,500	—	—
Operating leases (facilities)	4,571	925	1,305	1,226	1,115

Total	$14,310	$8,164	$3,805	$1,226	$1,115

We entered into a non-cancelable operating lease for approximately 17,000 square feet of office space for our corporate headquarters and United States operations, which lease is secured by a letter of credit. The lease term is 67 months that expires in February 2011 with a 5-year option to renew. The basic monthly rent ranges from $27,000 to $34,000 during the remainder of the 67-month period. We have an additional lease commitment at our former location in San Diego, California. This facility has been subleased as of August 2004 for the remainder term of our lease until November 2006. The difference between our lease payments for this facility versus our sub-lease is approximately $4,000 per month.

Our principal research and development facility is located in the Gyeonggi Province of South Korea, where we lease approximately 18,000 square feet of office space pursuant to a ten-year lease that expires in August 2015. For the years 2005 and 2006, annual rent is approximately $224,000. Annual rent after 2006 is subject to adjustment, based on market conditions. In August 2005, we entered into a lease agreement for a manufacturing facility in the Gyeonggi Province of South Korea where we lease approximately 29,000 square feet. The monthly lease payment is approximately $26,000 per month over two years and expires in June 2007, with a provision for a one-year extension. We additionally lease a sales office in Nanjing China for approximately $400 per month.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation S-B as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. To lessen the impact of this change to future reportable earnings, in December 2005, we elected to accelerate the vesting period of all unvested stock options. Future option grants will lead to a decrease of reported earnings, and may negatively impact our future stock price. At this time, we cannot estimate the impact to 2006 reported earnings, since we have not concluded how the adoption of this rule will effect our decision to issue future option grants In addition, the change in accounting rules could impact our decision making to utilize broad based employee stock plans as a means to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Under the supervision of our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2005, the design and operation of such disclosure controls and procedures were effective.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF AXESSTEL

The following table provides information regarding our directors and executive officers as of December 31, 2005:

Name	Age	Position
Mike H.P. Kwon(3)	41	Chairman of the Board (Director) and Chief Executive Officer
Lixin Cheng	39	Chief Sales Officer
H. Clark Hickock	50	Chief Operating Officer
Patrick Gray	44	Senior Vice President Finance and Controller
Jai Bhagat(1)(2)(3)(4)(5)	58	Director
Scott Fox(1)(4)	49	Director
Osmo A. Hautanen	51	Director
Haydn Hsieh	51	Director
Bryan B. Min	42	Director
Åke Persson(1)(3)(4)(5)	61	Director
Roland A. Van der Meer(4)	45	Director
Seung Taik Yang(2)	64	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Executive Committee
(4)	Member of the Merger and Acquisition Committee
(5)	Member of the Nominating and Governance Committee

Mike H.P. Kwon founded Axesstel California in July 2000, and has served as our Chief Executive Officer and Chairman of the Board since August 2002, when Axesstel California became our subsidiary. From 1998 to 2000, Mr. Kwon was the Vice President of Sales at Neopoint, Inc., a developer and manufacturer of wireless application protocol-enabled handsets. Mr. Kwon holds a B.A. in Business Administration from Rutgers University.

Lixin Cheng joined us in January 2004 as President of Axesstel California. Mr. Cheng now serves as our Chief Sales Officer and oversees product management, marketing and sales. He served as a member of our board from November 2004 until June 2005. From 2001 to 2004, Mr. Cheng was Director of Business Management at Ericsson Wireless Communications Inc., a San Diego-based affiliate of Telefon AB Ericsson LM (Nasdaq: ERICY) and global provider of mobile wireless handsets, where he was responsible for developing and managing Ericsson CDMA business activities in various markets in Japan, South Korea, Europe, Middle East, Central Asia and Africa. Mr. Cheng holds an M.B.A. in International Business Management from the International University of America in San Francisco and a B.S. in Information and Electronics Engineering from Zhejiang University in China.

H. Clark Hickock joined us as an employee in April 2005, and assumed the position of our Chief Operating Officer in May 2005. From June 2004 to April 2005, Mr. Hickock served as Executive Vice President Global Operations for Cherokee International Corporation (Nasdaq: CHRK), a designer and manufacturer of power sources. Previously, he served as Executive Vice President Global Operations for REMEC, Inc. (Nasdaq: REMC), a telecommunications equipment company, from 1994 to 2004. Mr. Hickock holds a B.A. in Economics from University of Texas, Dallas.

Patrick Gray joined us in March 2004 as our Vice President, Controller and was appointed Senior Vice President Finance and Controller in December 2005. From 1996 to 2004, he held various finance and accounting positions, including serving as VP-Corporate Controller and VP-Controller of Global Operation at REMEC, Inc. Mr. Gray holds an M.B.A. from Pepperdine University and a B.S. in Business Administration with a concentration in accounting from California State University, Northridge.

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

Scott Fox has served as one of our directors since December 2005. Mr. Fox has served as Chairman and Chief Executive Officer of Global View Partners, Inc., a privately-held mergers and acquisitions, investment, and strategic consulting company, which specializes in the global wireless and venture capital industries since 2004. In 2002, he co-founded Digital Orchid, Inc., a U.S.-based innovator in the development, management and distribution of exclusive branded wireless content and applications in the areas of entertainment, sports and gaming. From 2000 to 2002, Mr. Fox was chairman of the GSM Association, which is the world’s leading wireless-industry body consisting of 680 second and third generation mobile operators and more than 160 key manufacturers and suppliers. He was Group President - Wireless Facilities, Inc. (Nadsaq WFII) a global leader in wireless telecommunications design, deployment and outsourcing from 1999 to 2002. Mr. Fox holds a Bachelor of Science in Electrical Engineering from the University of Florida and has completed executive business and strategy courses at the Wharton School of Business.

Osmo A. Hautanen has been one of our directors since November 2005. Mr. Hautanen has served as Chief Executive Officer of Magnolia Broadband, Inc., a fabless semiconductor-design company for the cellular communications industry, since 2004. From 2002 to 2003, he served as Chief Executive Officer of Fenix LLC, the holding company for Union Pacific Corporation’s extensive portfolio of technology assets. From 2000 to 2001, Mr. Hautanen was president of Americas for Philips Consumer Communications group. He is currently a member of the board of directors of Datrek Miller International, Inc., (OTC BB: DMLL.OB) a supplier of products and services to the golf industry. Hautanen holds a Bachelor of Science in Control Engineering from Technical College of Varkaus (Finland), as well as a MBA in international business from Georgia State University. He is fluent in Finnish, German and English.

Haydn Hsieh has served as one of our directors since April 2004. Mr. Hsieh is currently the President and Chief Executive Officer of Wistron NeWeb Corporation. He formerly served as the Chairman of Acer Enrich Technology Corp, a subsidiary of Acer Group, a Taiwanese information-technology company. Previously, he held various positions within the Acer Group, since 1981. Mr. Hsieh attended an M.B.A. program from National ChengChi University and holds a B.E.E. from Ta-Tung Institute of Technology in Taiwan.

Bryan B. Min has been one of our directors since November 2005. Since founding Epsilon Systems Solutions, Inc. in 1998, Mr. Min, has served as Epsilon’s President and Chief Executive Officer. He is a certified nuclear engineer, served active duty in the U.S. nuclear submarine force from 1986 to 1992 and continues to serve the U.S. as a naval reserve officer. Mr. Min currently serves on the Board of Councilors for the School of Engineering for the University of Southern California and is a board member for the San Diego County’s Greater Regional Chamber of Commerce. He holds a Bachelor of Science from the University of Southern California and a Master of Science from Virginia Polytechnic and State University. Additionally, he is a graduate of the Owner/President’s Management Program at Harvard Business School and has completed business executive courses at the Wharton School of Business and the Defense Systems Management College.

Åke Persson has served as one of our directors since November 2004. From 1999 until his retirement in February 2004, Mr. Persson was the President of Ericsson’s CDMA Systems Business Unit and President of Ericsson

Wireless Communications Inc. in San Diego. Between 1970 and 1999, he held various other executive marketing and sales positions with the global Ericsson organization. Mr. Persson holds a B.S. in Theoretical Physics and Mathematics from the University of Uppsala, Sweden.

Roland Van der Meer has been one of our directors since December 2005. Mr. Van der Meer has served since 1997 as a partner with ComVentures, which invests in technologies and early stage communications companies. Before co-founding ComVentures, he served as a partner with Partech International, co-founded Communications Ventures, and spent several years with Hambrecht & Quist Venture Partners. Mr. Van der Meer holds a BSEE from the University of Pennsylvania and a BSE from the Wharton School.

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

Board Committees

Our board of directors has an audit committee, a compensation committee, an executive committee, a merger and acquisition committee and a nominating and governance committee. Our board of directors may also establish in the future any other committees that it deems necessary or advisable.

Audit Committee. The members of our audit committee are Scott Fox, Jai Bhagat and Åke Persson, each of whom qualifies as an independent director under the current American Stock Exchange and SEC rules and regulations. Mr. Fox chairs the audit committee and qualifies as an “audit committee financial expert,” as contemplated by Item 401(e) of Regulation S-B. Our audit committee, among other things:

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

Compensation Committee. The members of our compensation committee are Seung Taik Yang and Jai Bhagat, each of whom qualifies as an independent director under the current American Stock Exchange and SEC rules and regulations. Dr. Yang chairs the compensation committee. Our compensation committee, among other things:

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

Executive Committee. The members of our executive committee are Mike H. P. Kwon, Jai Bhagat and Åke Persson. Mr. Kwon chairs the executive committee. Our executive committee, among other things:

•	acts, only when necessary, in place of the Board during the intervals between Board meetings when a telephonic meeting of the full the full Board to decide matters at hand is impractical;

•	has the full authority and power of the Board in management of the Company, however, it does not have the power (i) to take any actions which have been specifically delegated to any other committee of the Board, or (ii) to take actions with respect to:

–	the declaration of dividends or the making of any other distribution to the stockholders of the Company;

–	the issuance of stock, bonds, debentures or the borrowing of moneys except within limits expressly approved by the Board;

–	the amendment of the Company’s Articles of Incorporation (except to the extent of filing a Certificate of Designation in connection with the establishment of a series or class of Preferred Stock or a Certificate of Change in connection with a change to the Company’s resident agent or registered office);

–	amending, repealing or otherwise modifying the Bylaws, this Charter or any resolution or resolutions of the Board designating the Committee;

–	filling vacancies and newly created directorships on the Board;

–	removing directors from the Board;

–	mergers and consolidations;

–	the sale, lease or exchange of all or substantially all of the assets of the Company;

–	the dissolution of the Company; or

–	any action requiring the approval of stockholders.

Merger and Acquisition Committee. The members of our merger and acquisition committee are Roland Van der Meer, Jai Bhagat, Scott Fox and Åke Persson, each of whom qualifies as an independent director under the current American Stock Exchange and SEC rules and regulations. Mr. Van der Meer chairs the merger and acquisition committee. Our merger and acquisition committee, among other things:

•	provides guidance to the Company in matters related to potential strategic transactions.

Nominating and Governance Committee. The members of our nominating and governance committee are Jai Bhagat and Ake Persson, each of whom qualifies as an independent director under the current American Stock Exchange and SEC rules and regulations. Mr. Bhagat chairs the nominating and governance committee. Our nominating and governance committee, among other things:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Officers, directors and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2005, our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except that one report, covering one transaction, was filed late by Mike H.P. Kwon.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid to our named executive officers during the fiscal years ended December 31, 2005, 2004 and 2003. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and the four other most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2005.

Summary Compensation Table

		Annual Compensation							Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)			Securities Underlying Options / Warrants
Mike H.P. Kwon Chairman and Chief Executive Officer	2005 2004 2003	$ $ $	330,150 265,000 243,000	$ $ $	— — 60,000	$ $ $	3,912,188 17,778 15,709	(4) (5) (5)	300,000 — —

H. Clark Hickock(1) Chief Operating Officer	2005		$160,064		$38,000		$7,000	(5)	270,000

David L. Morash(2) President and Chief Financial Officer (former)	2005 2004	$ $	235,269 178,000	$ $	— —	$ $	53,120 9,000	(6) (5)	100,000 500,000

Lixin Cheng Chief Sales Officer	2005 2004	$ $	224,018 160,042	$ $	— 64,500	$ $	9,725 5,633	(5) (5)	— 250,000

Patrick Gray(3) Senior Vice President and Controller	2005 2004	$ $	165,000 103,278	$ $	1,575 —	$ $	— —		— 100,000

(1)	Mr. Hickock commenced employment in April 2005.
(2)	Mr. Morash commenced employment as our President and Chief Financial Officer in November 2004 and resigned effective December 5, 2005.
(3)	Mr. Gray commenced employment in February 2004.
(4)	Other compensation consists of an automobile allowance of $17,940, stock warrant and stock option exercises of $3,878,078, and life insurance coverage of $16,170.
(5)	Other compensation consists of an automobile allowance.
(6)	Other compensation consists of an automobile allowance of $11,500, and life insurance coverage of $41,620.

Options and Warrants

The following table shows all stock options granted during fiscal year 2005 to the executive officers named in the Summary Compensation Table. These options were granted under our 2004 Equity Incentive Plan.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price Per Share	Expiration Date
					5%	10%
Mike H.P. Kwon	300,000	27%	$3.41	6/16/15	$642,000	$1,629,000
David L. Morash	100,000	9%	$3.41	6/16/15	$214,000	$543,000
Lixin Cheng	—	—	—	—	—	—
H. Clark Hickock	270,000	24%	$3.35	4/28/15	$569,700	$1,441,800
Patrick Gray	—	—	—	—	—	—

(1)	Effective December 29, 2005, we accelerated the vesting schedules for all stock options outstanding as of that date. The exercise price of each option shown in the table was the fair market value on the date of grant, and all options have ten-year terms.
(2)	In fiscal year 2005, we granted options to purchase a total of 1,120,500 shares to employees, directors and consultants under all of our stock option plans.
(3)	The potential realizable value is calculated based on the original option term and the assumption that the market value of the underlying stock increases at the stated values, compounded annually over the term of the option. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. These assumed rates of appreciation do not represent our estimate or projection of the appreciation of our common stock, and actual gains will depend on the future performance of our common stock.

The following table sets forth information concerning options exercised and unexercised warrants and options held by our executive officers as of December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired or Exercised (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/05		Value of Unexercised in the Money Options at 12/31/05(2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Mike H.P. Kwon	1,056,697	$3,878,078	518,151	—	$166,796	—
David L. Morash	—	—	516,667	—	—	—
Lixin Cheng	—	—	250,000	—	—	—
H. Clark Hickock	—	—	270,000	—	—	—
Patrick Gray	—	—	100,000	—	—	—

(1)	Effective December 29, 2005, we accelerated the vesting schedules for all stock options outstanding as of that date.
(2)	Based on a fair market value of $1.13 per share on December 30, 2005, the last reported sale price of our common stock, as reported on Amex, on that date.

Director Compensation

Until March 2005, we compensated our non-employee directors in the amount of $2,500 per calendar quarter; and beginning in March 2005, we began compensating our non-employee directors in the amount of $7,500 per calendar quarter. It has been our policy to reimburse our directors for their reasonable out-of-pocket expenditures.

In addition, each non-employee director who joined our board prior to August 2004 was granted 30,000 restricted shares of our common stock when such director first joined our board. These grants vested as to one-third of the shares on the date of the first board meeting the director attended, and an additional one-third of the shares on each of the first and second anniversaries following the director’s first board meeting attended. Since August 2004, new non-employee directors have been entitled to 45,000 restricted shares of our common stock on the date of the appointment or election of such director to the board or upon a later date of acceptance. One-third of these shares vest immediately, and an additional one-third vests on each of the first and second anniversaries of the date of grant. In addition, on the third anniversary of joining the board and each subsequent anniversary, each then-serving non-employee director will receive a fully vested option to purchase 15,000 shares of common stock with an exercise price equal to the fair market value of the common stock on the date of grant and expiring ten years after the date of grant, subject to earlier termination as provided in the 2004 Equity Incentive Plan, but will vest as if they were granted on the date of the appointment or election of such director to the board or the later date of acceptance, if applicable. In November 2004, Messrs. Bhagat, Yang and Hsieh each received an additional 15,000 restricted shares of common stock vesting immediately as to one-third of the shares and as to one-third of the shares on each of the first and second anniversaries of the date of each such director joined our board. These shares were issued upon the effective date of the approval of our stockholders of our 2004 Equity Incentive Plan in accordance with our policies adopted in August 2004. The restricted shares of common stock granted to each of our outside directors who joined our board in or after August 2004 were issued in November 2004 upon the effective date of the approval of our stockholders of our 2004 Equity Incentive Plan. All of the shares so granted are being treated for vesting purposes as if they had been granted on the date each such director first joined our board. See the description of our 2004 Equity Incentive Plan in “Stock Incentive Plans” below.

Mr. Van der Meer has elected not to receive stock or cash compensation for his services as a director.

On March 18, 2005, our board approved an arrangement with Mr. Åke Persson, a director and then member of our audit committee and compensation committee, under which Mr. Persson provided consulting services to our company for which he received additional compensatory fees totaling $60,000. These services were not rendered by Mr. Persson in his capacity as a member of the audit committee, the board, or any committee of the board.

Employment Contracts, Termination of Employment Arrangements and Change of Control Agreements

Mike H.P. Kwon. In November 2004, we entered into an employment agreement with Mike H.P. Kwon under which Mr. Kwon is employed as our Chief Executive Officer. The agreement provides for a base salary of $265,000, which was subsequently increased to $360,000. Under the agreement, Mr. Kwon is eligible for an annual performance bonus under the terms of our incentive compensation plans that may be adopted from time to time. Mr. Kwon is also entitled to a vehicle allowance of $1,490 per month, and we are obligated to obtain and maintain one or more life insurance policies for Mr. Kwon, payable to his designated beneficiaries, with an aggregate death benefit of $5,000,000. The agreement also includes a termination provision stating that if we terminate Mr. Kwon’s employment without cause, or if Mr. Kwon terminates his employment for good reason, we will be obligated to pay to Mr. Kwon a severance benefit equivalent to 18 months base salary in one lump-sum payment, and all of his outstanding stock options and any other equity awards we may grant to him in the future will immediately vest in full. The agreement also provides that Mr. Kwon will be included on the recommended slate of directors nominated for election at our annual stockholder meetings so long as Mr. Kwon serves as our Chief Executive Officer.

H. Clark Hickock. We entered into a letter agreement, dated as of April 27, 2005, with Mr. H. Clark Hickock pursuant to which Mr. Hickock joined us as an employee in April 2005, and assumed full duties as our Chief Operating Officer in May 2005. The agreement provided for a base salary of $250,000 and the grant of options to purchase 270,000 shares of our common stock and a restricted stock award of 30,000 shares of our common of which 10,000 shares were granted on May 23, 2005. Mr. Hickock also receives a vehicle allowance of $1,000 per month. The agreement includes a termination provision stating that if we terminate Mr. Hickock’s employment without cause, we will be obligated to pay Mr. Hickock a severance benefit equivalent to 12 months’ base salary.

Lixin Cheng. We entered into a letter agreement, dated as of December 22, 2003, with Mr. Cheng under which Mr. Cheng became our Executive Vice President beginning in January 2004. The letter agreement originally provided for a base salary of $167,000, the grant of 30,000 shares of our common stock and the grant of an option to purchase 200,000 shares of our common stock. In December 2004, the compensation committee voted to increase Mr. Cheng’s current annual base salary to $192,000 as of December 31, 2004, and the committee granted to Mr. Cheng an additional option to purchase 50,000 shares of our common stock. In June 2005, we entered into a subsequent letter agreement with Mr. Cheng pursuant to which he assumed the title of Chief Sales Officer and President of the fixed wireless group. Under the agreement, which superseded Mr. Cheng’s previous employment arrangement, he receives an annual salary of $250,000 and is eligible to receive an executive level bonus in accordance with our Incentive Bonus Plan, as determined by the board of directors and chief executive officer, and receives a vehicle allowance of $1,000 per month. Additionally, if we terminate Mr. Cheng’s employment without cause, he will receive 12 months of his then-current salary in a lump-sum payment and vesting of his prior stock option grants to purchase common stock will automatically vest with respect to all shares up to an aggregate of 250,000 shares.

Patrick Gray. We entered into a letter agreement, dated as of February 11, 2004, with Mr. Gray under which Mr. Gray is employed as Vice President, Controller. The letter agreement originally provided for a base salary of $130,000 and the grant of an option to purchase 50,000 shares of our common stock. In December 2004, the compensation committee voted to increase Mr. Gray’s current annual base salary to $165,000 as of December 31, 2004, and the committee granted to Mr. Gray an additional option to purchase 50,000 shares of our common stock. In December 2005, Mr. Gray assumed the position of Senior Vice President Finance and Corporate Controller, and the compensation committee approved an increase of Mr. Gray’s annual base salary to $190,000 and payment of a monthly vehicle allowance of $1,000.

Effective March 31, 2006, we adopted the Axesstel, Inc. 2006 Change in Control Plan. The Change in Control Plan is administered by the compensation committee and provides certain severance benefits to plan participants in the event that we, or any successor entity, terminate the participant’s employment, or the participant resigns “For Cause,” within one year following a sale, merger or other transaction that results in a change in control of Axesstel. The severance benefits include: (i) a lump sum severance payment equal to one year’s base salary, (ii) reimbursement of COBRA healthcare costs for up to one year, (iii) continued vesting and an extension of the term of any stock options granted under any equity compensation plans for a period of one year, and (iv) the retention of personal computers, cell phones and personal digital assistants. Benefits granted under the Change in Control Plan are in lieu of, and not in addition to, any other severance agreements that participants may currently have with us. Participation in the Change in Control Plan is limited to key management employees designated by the compensation committee. Messrs. Hickock, Cheng and Gray are currently participants in the Change in Control Plan.

Incentive Bonus Plan

Our board of directors adopted and approved the Incentive Bonus Plan for Employees of Axesstel, Inc. in August 2004, which we refer to as our Incentive Bonus Plan. Under the Incentive Bonus Plan, all of our employees who work for us for at least 180 consecutive days and are employed at the date of the bonus payment will be eligible for a yearly cash bonus. For each fiscal year, a bonus pool can be determined by our compensation committee using a formula pre-approved by our board of directors. No bonuses have paid from the Incentive Bonus Plan in 2005. The compensation committee has not established bonus targets for 2006.

Stock Incentive Plans

As of December 31, 2005, we had an aggregate of 893,754 shares of common stock available for issuance under our stock incentive plans. In addition, we assumed stock options and compensatory stock warrants exercisable for an aggregate of 4,382,565 shares in connection with our acquisition of Axesstel California, 145,784 of which were outstanding as of December 31, 2005. The following is a description of our plans.

Equity Incentive Plan

The 2004 Equity Incentive Plan, which we refer to as our 2004 Equity Plan, was adopted by our board of directors in September 2004 and by our stockholders in November 2004. As of December 31, 2005, 325,000 restricted shares of common stock and options to purchase 1,467,500 shares of our common stock have been granted pursuant to the 2004 Equity Plan.

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

Stock Appreciation Rights. We may pay the appreciation either in cash, shares of our common stock with equivalent value, other property or some combination of the foregoing, as determined by the administrator.

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

Other Plans

Prior Plans

Prior to the adoption of the 2004 Equity Plan, our board adopted three stock option plans reserving a total of 2,893,842 shares, which we refer to as the Prior Plans. The Prior Plans were adopted on September 16, 2002 (911,671 shares), March 5, 2003 (982,171 shares) and September 29, 2003 (1,000,000 shares). Options with respect to 1,465,391 shares are outstanding under the Prior Plans as of December 31, 2005. Each of these plans provides for the issuance of non-statutory stock options to our employees, directors and consultants, with an exercise price equal to the fair market value of our common stock on the date of grant. All options granted under the Prior Plans vested quarterly over three years. Our board delegated authority to grant options under the Prior Plans to a special stock option committee consisting of one director, Mike H.P. Kwon. Mr. Kwon did not however have authority to grant options to himself. In late 2002 and early 2003, the stock option committee issued options for 164,000 shares to certain employees at a price below fair market value to satisfy promises made to such employees. These grants were subsequently ratified by the full board of directors. No additional options may be granted under the Prior Plans.

Assumed Options and Warrants

In connection with our acquisition of Axesstel California, we assumed stock options and warrants granted to employees, directors and consultants for an aggregate of 4,382,565 shares. As of December 31, 2005, 145,784 of these options and warrants remain outstanding. The board of directors determined to accelerate the vesting of all outstanding options upon our assumption of those options.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning the beneficial ownership of the shares of our common stock as of March 21, 2006 by:

•	each person we know to beneficially own 5% or more of our common stock;

•	each of our named executive officers and current directors; and

•	all of our current executive officers and directors as a group.

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

Percentage of beneficial ownership is based on 22,593,589 shares outstanding on March 21, 2006. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 21, 2006 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address:(1)	Number of Shares Beneficially Owned	Percent of Class(2)
5% or Greater Stockholders:
Entities affiliated with ComVentures(2) 305 Lytton Avenue Palo Alto, CA 94301	3,817,105	16.9%
Entities affiliated with Stephens Investment Management, LLC(3) One Sansome Street, Suite 2900 San Francisco, CA 94104	2,353,600	10.4%
Entities affiliated with Weiss, Peck & Greer Investments(3) 909 Third Avenue New York, NY 10022	1,673,697	7.4%
Entities affiliated with Potomac Capital Management(3) 825 Third Avenue, 33rd Floor New York, New York 10022	1,383,100	6.1%
Directors and Executive Officers:
Mike H.P. Kwon(4)	3,540,885	15.3%
David Morash(5)	610,000	2.6%
H. Clark Hickock(6)	280,000	1.2%
Lixin Cheng(7)	280,000	1.2%
Patrick Gray(8)	100,000	*
Jai Bhagat(9)	45,000	*
Scott Fox(9)	45,000	*
Osmo A. Hautanen(9)	45,000	*
Haydn Hsieh(10)	645,000	2.8%
Bryan B. Min(9)	45,000	*
Åke Persson	45,000	*
Seung Taik Yang(9)	45,000	*
All current executive officers and directors as a group (12 persons)(11)	5,725,885	23.5%

*	Less than one percent.
(1)	Except as otherwise indicated, the address for each beneficial owner is 6815 Flanders Drive, Suite 210, San Diego, California 92121.
(2)	Includes 3,580,468 shares held by ComVentures V, L.P.; 221,987 shares held by ComVentures V-B CEO Fund, L.P.; and 14,650 shares held by ComVentures V Entrepreneurs’ Fund, L.P. ComVen V, LLC is the general partner of each of the foregoing entities. Roland Van der Meer, a partner with Com Ventures, serves as a director of the company.
(3)	Based solely upon Schedule 13D filings made with the SEC by Stephens Investment Management LLC; Weiss, Peck & Greer Investments; and Potomac Capital Management on January 13, 2006, February 15, 2006 and December 8, 2005, respectively.
(4)	Shares of common stock beneficially owned include 518,151 shares subject to options and warrants exercisable within 60 days of March 21, 2006. Mr. Kwon is our Chairman and Chief Executive Officer.
(5)	Shares of common stock beneficially owned include 516,667 shares subject to options exercisable within 60 days of March 21, 2006. Mr. Morash served as our former President, and Chief Financial Officer.
(6)	Shares of common stock beneficially owned include 270,000 shares subject to options exercisable within 60 days of March 21, 2006. Mr. Hickock is our Chief Operating Officer.
(7)	Shares of common stock beneficially owned include 250,000 shares subject to options exercisable within 60 days of March 21, 2006. Mr. Cheng is our Chief Sales Officer.
(8)	Shares of common stock beneficially owned include 100,000 shares subject to options exercisable within 60 days of March 21, 2006. Mr. Gray is our Senior Vice President Finance and Corporate, Controller.
(9)	Serves as a director of the company.
(10)	Shares of common stock beneficially owned for Mr. Hsieh include 100,000 shares subject to warrants exercisable within 60 days of March 21, 2006.
(11)	Shares beneficially owned include 1,238,151 shares subject to options and warrants exercisable within 60 days of March 21, 2006. The aggregate number of shares of common stock owned by all current officers and directors excludes the shares beneficially owned by entities affiliated with Com Ventures.

Equity Compensation Plans

The following table describes our equity compensation plans as of December 31, 2005:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities referenced in column (a)) (c)
Equity compensation plans approved by our stockholders	3,484,976	(1)	$2.54	893,754

(1)	Includes (i) options to purchase 145,784 shares of common stock with a weighted average exercise price of $0.26 per share, all of which options were granted pursuant to the 2001 Stock Option Plan of Axesstel California and assumed by us in connection with the Corporate Combination Agreement between Miracom and Axesstel California; (ii) options to purchase 1,465,391 shares of common stock granted pursuant to our stock option plans established by the Board of Directors in September 2002, March 2003 and September 2003 with a weighted average exercise price of $1.88 per share; (iii) options to purchase 1,338,500 shares of common stock granted pursuant to our 2004 stock option plan established by the Board of Directors with a weighted average exercise price of $3.39 per share; (iv) 220,000 shares of common stock subject to warrants issued to various consultants in 2002 and 2003 with a weighted average exercise price of $2.86 per share; (v) 315,301 shares of common stock subject to warrants issued with an average exercise price of $2.87 per share to finders and investors of the 2004 financings.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Wistron NeWeb Corporation

We use Wistron NeWeb Corporation as our contract manufacturer. During 2005, we received $75.5 million of product from WNC. During this period, we paid $81.6 million to WNC, and the amount payable at December 31, 2005 was $7.5 million. As of December 31, 2005, WNC owned 2.4% of our outstanding common stock. In addition, Mr. Haydn Hsieh, one of our directors, is also the President and Chief Executive Officer of WNC. In October 2004, WNC sold 500,000 shares of common stock to private equity funds managed by ComVentures.

Relationship with ComVentures

In October 2004, we sold 833,334 shares of our common stock to ComVentures at a purchase price of $3.60 per share and, together with concurrent purchases by ComVentures of an additional 1,200,000 shares from existing stockholders; ComVentures became the beneficial owner of approximately 20% of our common stock at that time. In February 2005, we entered into an agreement to sell 270,271 shares of our common stock to ComVentures. The agreement provided for a purchase price of $3.70 per share, which resulted in cash proceeds of $1.0 million. ComVentures and affiliates purchased additional shares in 2005, and as of December 31, 2005, beneficially own 3,817,105 shares of our common stock, or 16.9% of our outstanding common stock. In December 2005, Roland Van der Meer, a partner with Com Ventures, was named a director of the Company

Agreements with Officers and Directors

We have entered and expect to continue to enter into indemnification agreements with our directors and officers. Generally, these agreements attempt to provide the maximum protection permitted by law with respect to indemnification. See “Executive Compensation—Limitation of Liability and Indemnification of Directors and Officers.”

ITEM 13. EXHIBITS

(a) Exhibits:

Exhibit No.	Document Description

3.1	Articles of Incorporation of the registrant, as amended(18)

3.2	Amended and Restated Bylaws of the registrant(18)

4.1	Specimen Common Stock Certificate(16)

10.1	Form of Common Stock Purchase Warrant, exercise price $1.00, dated January 8, 2004(7)

10.2	Form of Common Stock Purchase Warrant, exercise price $2.00 subject to adjustment, dated January 8, 2004(7)

10.3	Common Stock Purchase Warrant issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd(7)

10.4	Registration Rights Agreement dated March 11, 2004, by and among the registrant and Laurus Master Fund, Ltd(7)

10.5	Letter Agreement with North America Venture Fund II, L.P., dated April 15, 2004(1)

10.6	Lease Agreement for Office Space by and between Axesstel California and Smith Trust dated October 15, 2001(9)

10.7	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004(8)

10.8	Centerpark Plaza Office Lease with R&D Portfolio Holdings, LLC, dated June 2, 2005(18)

10.9	Lease Agreement between TBK Electronics Corp. and registrant, dated July 13, 2005(19)

10.11	Lease between Axesstel Korea, Inc. and Seongnam Industry Promotion Foundation, dated August 29, 2005(18)

10.12	Form of Indemnity Agreement for directors and executive officers of the registrant(5)

10.13	Subscriber Unit License Agreement between Axesstel California and Qualcomm Incorporated dated November 14, 2000, as amended+(10)

10.14	Supply Agreement by and between TeleCard Limited and the registrant dated November 2003+(10)

10.15	Supply Agreement by and between TeleCard Limited and the registrant dated November 2003+(10)

10.16	Purchase order with Tata Teleservices (Maharashtra) Limited, dated April 20, 2004+(1)

10.17	Purchase order with Tata Teleservices, Ltd., dated April 26, 2004+(1)

10.18	Supply Agreement between BellSouth International, Inc. and Axesstel-California, dated March 18, 2004+(11)

10.19	Form of Common Stock Purchase Warrant issued to finder and its assignees, dated March 11, 2004, in connection with the March 2004 Convertible Note Financing(11)

10.20	Offer Letter for Patrick Gray, dated February 11, 2004*(11)

10.21	Offer Letter for Lixin Cheng, dated December 22, 2003*(11)

10.22	Letter Agreement with Lixin Cheng dated June 16, 2005*(17)

10.23	Component Supply Agreement between QUALCOMM CDMA Technologies Asia-Pacific PTE LTD. and Axesstel-California, dated February 28, 2001, as amended+(16)

10.24	DMSS5100 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated December 5, 2002, as amended+(16)

10.25	DMSS5010 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated November 26, 2003+(16)

10.26	AMSS6500 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated April 11, 2004+(16)

10.27	Securities Purchase Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.28	Common Stock Purchase Warrant dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.29	Security Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.30	Registration Rights Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.31	Convertible Term Note dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.32	Stock Purchase Agreement dated October 12, 2004 between the registrant and certain investors affiliated with ComVentures(4)

10.33	2001 Stock Option Plan*(5)

10.34	Form Notice of Grant of Stock Option (2001 Stock Option Plan)*(5)

10.35	Form Stock Option Agreement (2001 Stock Option Plan)*(5)

10.36	Form Notice of Grant of Stock Option (September 2002, March 2003 and September 2003 Option Pools)*(5)

10.37	Form Stock Option Agreement (September 2002, March 2003 and September 2003 Option Pools)*(5)

10.38	Table of Stock Option Grants under 2001 Stock Option Plan And Prior Plans*(16)

10.39	2004 Equity Incentive Plan*(5)

10.40	Form of Stock Option Agreement (2004 Equity Incentive Plan)* (14)

10.41	Form of Stock Award Agreement (2004 Equity Incentive Plan)*(14)

10.42	Form of Subscription Agreement dated February 2003(3)

10.43	Promissory Note, as amended, dated August 17, 2004, between the registrant and Wells Fargo HSBC Trade Bank, National Association(3)

10.44	Security Agreement: Rights to Payment dated August 17, 2004, between the registrant and Wells Fargo HSBC Trade Bank, National Association(3)

10.46	Warrant to Purchase Common Stock dated September 1, 2002 issued to The Search for Value, Inc.(16)

10.47	Separation Agreement and General Release, dated December 13, 2005, between Axesstel, Inc. and David L. Morash*(20)

10.48	Warrant to Purchase Common Stock dated September 1, 2002 issued to Newport Capital Consultants(16)

10.49	Warrant to Purchase Common Stock dated October 1, 2003 issued to The Search for Value, Inc.(16)

10.50	Warrant to Purchase Common Stock dated October 1, 2003 issued to Newport Capital Consultants(16)

10.51	Executive Employment Agreement dated November 9, 2004 between the registrant and Mike H.P. Kwon*(3)

10.52	Form of Release Agreement dated November 4, 2004(6)

10.53	Settlement Agreement and General Release of All Claims dated November 15, 2004*(13)

10.54	USB Driver Software Tools Limited Use Agreement between the registrant and QUALCOMM Incorporated dated October 21, 2004(16)

10.55	Product Purchase Agreement dated as of June 15, 2004 with Data Teleservices Limited and Data Teleservices (Maharashtia) Limited(15)

10.56	Stock Purchase Agreement dated February 2, 2005 between the registrant and certain investors affiliated with ComVentures(16)

10.57	Form of Warrant Agreement to Mike H.P. Kwon and Saton Yukie(5)

10.58	2006 Change in Control Plan and Summary Plan Description*

14.1	Code of Ethics for Directors, Officers and Employees(10)

21.1	Subsidiaries of the registrant

23.1	Consent of Gumbiner Savett Inc.

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB/A for the period ending June 30, 2004, filed on September 7, 2004
(2)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on August 20, 2004
(3)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending September 30, 2004, filed on November 15, 2004
(4)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on October 15, 2004.
(5)	Incorporated by reference to exhibits to Registrant’s Form SB-2/A filed on October 29, 2004.
(6)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on November 10, 2004.
(7)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(8)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending June 30, 2003 filed on August 16, 2004
(9)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on April 19, 2004
(10)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004
(11)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004
(12)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB/A for the period ending June 30, 2004, filed on September 7, 2004
(13)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on November 19, 2004.
(14)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on January 12, 2005.
(15)	Incorporated by reference to exhibits to Registrant’s Form 8-K/A filed on February 1, 2005.
(16)	Incorporated by reference to exhibits to Registrant’s Form SB-2 filed on February 4, 2005
(17)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on June 22, 2005.
(18)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005.

(19)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending September 30, 2005, filed on November 14, 2005.
(20)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on January 12, 2006.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission and are marked by an asterisk.
*	Management contract, or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

The following tables describe fees for professional audit services and fees for other services rendered by Kenny H. Lee CPA Group, Inc., our principal accountant from January 1, 2003 to September 2003, and by Gumbiner Savett, Inc. (Gumbiner), our principal accountant from September 2003 to December 31 2005.

The following table sets forth the aggregate fees paid from January 1, 2004 to December 31, 2004 by Kenny H. Lee CPA Group, Inc:

Audit Fees	$21,500
Audit Related Fees	$—
Tax Fees	$—
All Other Fees	$—

Total	$21,500

The following table sets forth the aggregate fees paid from January 1, 2004 to December 31, 2004 by Gumbiner:

Audit Fees	$258,625
Audit Related Fees	$—
Tax Fees	$45,000
All Other Fees	$—

Total	$303,625

The following table sets forth the aggregate fees paid from January 1, 2005 to December 31, 2005 by Gumbiner:

Audit Fees	$323,955
Audit Related Fees	$—
Tax Fees	$89,300
All Other Fees	$—

Total	$413,255

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

AXESSTEL, INC.

By:	/S/ MIKE H.P. KWON
Mike H.P. Kwon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2006

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Mike H.P. Kwon and Patrick Gray, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MIKE H.P. KWON Mike H.P. Kwon	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/S/ JAI BHAGAT Jai Bhagat	Director	March 31, 2006

/S/ SCOTT FOX Scott Fox	Director	March 31, 2006

/S/ OSMO A. HAUTANEN Osmo A. Hautanen	Director	March 31, 2006

/S/ HAYDN HSIEH Haydn Hsieh	Director	March 31, 2006

/S/ BRYAN B. MIN Bryan B. Min	Director	March 31, 2006

/S/ ÅKE PERSSON Åke Persson	Director	March 31, 2006

Signature	Title	Date

/S/ ROLAND A. VAN DER MEER Roland A. Van der Meer	Director	March 31, 2006

/S/ SEUNG TAIK YANG Seung Taik Yang	Director	March 31, 2006

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Axesstel, Inc.

We have audited the consolidated balance sheets of Axesstel, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axesstel, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

Gumbiner Savett Inc.

March 24, 2006

Santa Monica, California

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,161,502	$7,525,259
Accounts receivable, less allowance for doubtful account of $500,000 at December 31, 2005	13,696,081	8,776,340
Inventory	3,314,019	—
Deferred tax assets	—	640,000
Deferred offering costs	—	974,833
Prepayments and other current assets	1,749,139	929,712

Total current assets	27,920,741	18,846,144

Property and equipment, net	3,709,351	1,878,831

Other assets:
Deferred tax assets	—	1,260,000
License, net	3,674,592	1,971,121
Goodwill	385,564	385,564
Other, net	860,520	648,932

Total other assets	4,920,676	4,265,617

Total assets	$36,550,768	$24,990,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,127,280	$599,095
Due to Wistron NeWeb, related party	7,483,342	13,623,474
Bank financing	7,239,000	—
Current portion of long-term debt	—	1,140,000
Customer advances	—	135,300
Accrued litigation settlement	—	958,000
Accrued royalties	569,561	1,364,246
Accrued warranties	558,400	183,000
Accrued expenses and other current liabilities	1,611,910	1,234,951

Total current liabilities	18,589,493	19,238,066

Long-term liabilities:
Note payable	—	250,000
Long-term debt	—	2,379,000
Other long-term liability	2,500,000	—

Total long-term liabilities	2,500,000	2,629,000

Stockholders’ equity:
Common stock, par value $0.0001; Authorized 50,000,000 shares; 22,543,589 and 11,253,466 shares issued and outstanding at December 31, 2005 and 2004, respectively	2,253	1,125
Additional paid-in capital	37,898,941	15,757,532
Accumulated other comprehensive income (loss)	63,802	(45,614)
Unearned compensation	(492,513)	(779,483)
Accumulated deficit	(22,011,208)	(11,810,034)

Total stockholders’ equity	15,461,275	3,123,526

Total liabilities and stockholders’ equity	$36,550,768	$24,990,592

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2005	2004
Revenues	94,665,711	62,564,602
Cost of goods sold	84,414,640	55,849,162

Total gross margin	10,251,071	6,715,440

Operating expenses
Research and development	5,511,719	4,245,278
Selling, general and administrative	12,415,808	8,420,422
Litigation settlement	—	1,740,000

Total operating expenses	17,927,527	14,405,700

Operating loss	(7,676,456)	(7,690,260)

Other income (expense)
Interest income and other income	420,409	11,379
Interest expense and other expense	(896,945)	(894,171)

Total other income (expense)	(476,536)	(882,792)

Loss before income tax provision (benefit)	(8,152,992)	(8,573,052)
Income tax provision (benefit)	2,048,182	(302,694)

Net loss	(10,201,174)	(8,270,358)

Other comprehensive income (loss)
Foreign currency translation adjustment	109,416	(7,920)

Comprehensive loss	$(10,091,758)	$(8,278,278)

Loss per share
Basic	$(0.51)	$(0.91)
Diluted	$(0.51)	$(0.91)
Weighted average shares outstanding
Basic	20,182,856	9,123,084

Diluted	20,182,856	9,123,084

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31,

	Common Stock		Additional Paid In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2003	6,709,842	671	6,726,603	(406,250)	(37,694)	(3,539,676)	2,743,654
Stock issued for services	50,000	5	112,495		—	—	112,500
Stock issued for cash	2,193,334	219	5,719,783	—	—	—	5,720,002
Offering costs	—	—	(323,850)	—	—	—	(323,850)
Stock issued for exercise of warrants and options	1,243,333	124	1,146,209	—	—	—	1,146,333
Cashless exercise of stock warrants to equity investor	382,352	38	(38)	—	—	—	—
Stock issued for employee compensation	35,300	4	79,601	—	—	—	79,605
Stock issued to Board of Directors	210,000	22	720,728	—	—	—	720,750
Debts converted into common stock	375,000	36	749,964	—	—	—	750,000
Stock warrants granted for consulting services	—	—	147,419	—	—	—	147,419
Stock issued for payment of debts	84,305	9	266,395	—	—	—	266,404
Warrants issued in connection with financings	—	—	494,720	—	—	—	494,720
Cancellation of stock issued for services	(30,000)	(3)	(82,497)	—	—	—	(82,500)
Unearned compensation	—	—	—	(373,233)	—	—	(373,233)
Cumulative translation adjustment	—	—	—	—	(7,920)	—	(7,920)
Net loss	—	—	—	—	—	(8,270,358)	(8,270,358)

Balances at December 31, 2004	11,253,466	$1,125	$15,757,532	$(779,483)	$(45,614)	$(11,810,034)	$3,123,526

Balances at December 31, 2004	11,253,466	$1,125	$15,757,532	$(779,483)	$(45,614)	$(11,810,034)	$3,123,526
Stock issued for cash	5,484,979	549	20,632,463	—	—	—	20,633,012
Offering costs	—	—	(2,665,220)	—	—	—	(2,665,220)
Stock issued for exercise of warrants and options	4,807,992	480	1,304,967	—	—	—	1,305,447
Stock issued for employee compensation	10,000	1	37,999	—	—	—	38,000
Stock issued to Board of Directors	90,000	8	141,290	—	—	—	141,298
Debts converted into common stock	897,152	90	2,689,910	—	—	—	2,690,000
Unearned compensation	—	—	—	286,970	—	—	286,970
Cumulative translation adjustment	—	—	—	—	109,416	—	109,416
Net loss	—	—	—	—	—	(10,201,174)	(10,201,174)

Balances at December 31, 2005	22,543,589	$2,253	$37,898,941	$(492,513)	$63,802	$(22,011,208)	$15,461,275

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(10,201,174)	$(8,270,358)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,094,826	1,873,309
Issuance of stock for services	—	301,421
Issuance of stock for employee compensation	38,000	79,605
Provision for losses on accounts receivable	500,000	—
Stock warrants granted for consulting services	—	30,500
Deferred tax assets	1,900,000	(385,000)
(Increase) decrease in:
Accounts receivable	(5,419,741)	(7,367,452)
Inventory	(3,314,019)	—
Prepayments and other current assets	155,406	(1,311,283)
Other assets	(673,286)	(31,955)
Increase (decrease) in:
Accounts payable, including related party payables	(5,611,947)	12,807,349
Accrued expenses and other liabilities	(1,135,626)	1,700,727

Total adjustments	(10,466,387)	7,697,221

Net cash used in operating activities	(20,667,561)	(573,137)

Cash flows from investing activities:
Acquisition of property and equipment	(2,987,849)	(1,302,915)

Net cash used in investing activities	(2,987,849)	(1,302,915)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	19,273,237	4,893,360
Proceeds from issuance of notes payable, net of costs	—	6,210,575
Proceeds from bank financing	7,239,000	—
Repayment of notes payable	(1,330,000)	(1,850,000)
Repayments under capital lease obligations	—	(221,040)

Net cash provided by financing activities	25,182,237	9,032,895

Cumulative translation adjustment	109,416	(7,920)

Net increase (decrease) in cash and cash equivalents	1,636,243	7,148,923

Cash and cash equivalents at beginning of year	7,525,259	376,336

Cash and cash equivalents at end of year	$9,161,502	$7,525,259

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$333,824	$232,481
Income tax	$213,063	$55,143

Supplemental disclosures of noncash investing and financing activities:

During 2005, the Company entered into the following transactions:

•	The Company issued 125,000 shares of common stock to North America Venture Fund II, L.P. and 772,152 shares of common stock to Laurus Master Fund, Ltd. in repayment for notes payable of $2,690,000 in the aggregate.

•	The Company recorded capitalized license costs and a long-term liability associated with its expanded CDMA license of $2,500,000. The liability is contingent on the achievement of certain milestones being achieved. Once these milestones are achieved, the Company will be required to pay the licensor installment payments over a two year period. The Company expects to achieve the milestones within one to two years. No cash is due in the current year for this obligation.

•	The Company issued 135,000 shares of common stock to members of the Company’s Board of Directors and cancelled 45,000 shares. Combined, these shares are valued at $141,300.

During 2004, the Company entered into the following transactions:

•	The Company issued 50,000 shares of common stock valued at $112,500 in exchange for finders’ fees of $41,625 and offering costs of $70,875 in connection with the Company’s January 2004 financing.

•	The Company recorded a discount of $125,000 on its January financing and $108,000 on its August financing due to the presence of a beneficial conversion feature.

•	The Company issued warrants valued at $204,092 to purchase 100,000 shares of common stock to a lender recorded as a discount in connection with its $3,000,000 March financing.

•	The Company issued warrants valued at $57,628 to purchase 33,334 shares of common stock to a lender recorded as a discount in connection with its $1,000,000 August financing.

•	The Company issued warrants valued at $97,922 to purchase 47,468 shares of common stock in exchange for finders’ fees in connection with the Company’s March 2004 financing, and issued warrants valued at $18,997 to purchase 15,822 shares of common stock in exchange for finders’ fees with the Company’s August financing.

•	The Company agreed to issue 210,000 shares of common stock to members of the Company’s Board of Directors and cancelled 30,000 shares (20,000 of which were forfeited and 10,000 of which were repurchased for $3.15 per share) that were issued to a previous Board Member. Combined, these shares are valued at $665,750.

•	Fund raising advances of $1,720,000 were transferred to equity upon issuance of common stock.

•	The Company issued 375,000 shares of common stock to North America Venture Fund II, L.P. and 84,305 shares of common stock to Laurus Master Fund, Ltd. in repayment for notes payable of $980,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Axesstel, Inc. (“Axesstel” or the “Company”) designs, develops, markets and manufactures fixed wireless voice and broadband data products for worldwide telecommunications. The Company sells its products to telecommunications service providers in developing countries. The product portfolio includes fixed wireless desktop phones, payphones, voice/data terminals and broadband modems for access to voice calling and high-speed data services.

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

In December 2002, the Company acquired Entatel, Ltd. (“Entatel”), a Korea-based company, mainly engaged in developing, manufacturing and selling telecommunication products. The Company acquired one hundred percent of the issued and outstanding capital stock of Entatel, in exchange for 300,000 shares of the Company’s common stock. The acquisition was consummated in 2003 and was accounted for under the purchase method of accounting, pursuant to SFAS No. 141, “Business Combinations”. In April 2003, Entatel was re-named Axesstel R&D Center Co., Ltd.

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

Inventory

Inventories are stated at the lower of cost (average) or market. The Company reviews the components of the inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. Management concluded that no inventory reserve was needed as of December 31, 2005 or December 31, 2004.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the respective assets, as follows:

Machinery and equipment	3 to 7 years
Office furniture and equipment	3 to 7 years
Software	3 years
Leasehold improvements	Life of lease, or useful life if shorter

License

License includes the costs of a non-exclusive worldwide software technology license which allows the Company to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The license has no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic life of the license, which is approximately five years.

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful life of the asset, which is approximately four years.

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

There were no capitalized software costs as of December 31, 2005 and December 31, 2004 because technological feasibility was not reached for the Company’s products until the manufacturing process began.

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as fixed assets, licenses, patents and trademarks, under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to SFAS No. 144, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an impairment cost as a charge to operations at the time it is recognized.

The Company determined there was no impairment of long-lived assets at December 31, 2005 or December 31, 2004.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, note payable, bank financing, accrued expenses and other liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of long-term debt cannot be determined because the obligation is contingent upon events to occur in the future. The fair value of the due to Wistron NeWeb account can not be determined because of its related party nature.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, the Company normally exchanges them or provides credits to the customer. The returned products are shipped back to the supplier and the Company is allowed a credit or exchange from the supplier. The Company provides allowances for potential sales returns when necessary. Management concluded that no allowance was needed as of December 31, 2005 and December 31, 2004.

On certain contracts, the Company provides for a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. All products are tested for quality inspection prior to shipment and the Company has historically experienced a minimal level of defective units. On one of the Company’s significant contracts, the Company does not provide a warranty replacement unit of one percent of total units shipped. In this case, the Company provides third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the year ended December 31, 2005, warranty costs amounted to approximately $516,000 and, as of December 31, 2005, the Company has established a warranty reserve of $558,000 to cover additional service costs over the life of the warranties. During the year ended December 31, 2004, warranty costs amounted to approximately $220,000 and, as of December 31, 2004, the Company has established a warranty reserve of $183,000 to cover additional service costs over the life of the warranties. Management believes that no additional warranty reserve is needed other than as discussed above.

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

To lessen the impact of this change to future reportable earnings, in December 2005, the Company elected to accelerate the vesting period of all unvested stock options. The impact of this acceleration increased the pro-forma loss indicated below by $1.5 million.

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

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for stock option awards consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be adjusted to the pro forma amounts indicated below:

	Year Ended December 31
	2005	2004
Net loss, as reported	$(10,201,174)	$(8,270,358)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,797,675)	(644,375)

Pro forma net loss	$(12,998,849)	$(8,914,733)

Loss per share:
Basic—as reported	$(0.51)	$(0.91)
Basic—pro forma	$(0.64)	$(0.98)
Diluted—as reported	$(0.51)	$(0.91)
Diluted—pro forma	$(0.64)	$(0.98)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005 and 2004: risk-free interest rates of 6.0%, dividend yields of 0%, expected volatility factors in the market price of Axesstel’s common stock of 62% and 100% respectively, and expected option life of six years.

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

Earnings (loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common shares equivalents are included because their effect would be anti-dilutive. For the years ended December 31, 2005 and December 31, 2004, 3,484,976 and 6,982,882 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Years Ended December 31,
	2005	2004
Numerator:
Net loss attributable to common stockholders	$(10,201,174)	$(8,270,358)
Denominator:
Denominator for basic net income per share—weighted average shares	20,182,856	9,123,084
Effect of dilutive securities:
Stock options and warrants	—	—

Dilutive potential common stock	—	—

Denominator for diluted income per share—adjusted weighted average shares	20,182,856	9,123,084
Basic loss per share	$(0.51)	$(0.91)

Diluted loss per share	$(0.51)	$(0.91)

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

Certain Risks and Concentrations

Generally, the obligations for the Company’s foreign customers are secured either by letters of credit or by credit insurance, subject to a 5% deductible. The Company generally does not receive security for domestic customer obligations. At December 31, 2005, one customer with credit terms was significantly late in providing payment. Based on the Company’s risk assessment of this late paying customer, the Company established an account receivable allowance of $500,000 representing approximately 50% of the receivable. Significant management judgment is required to determine the allowance for doubtful accounts. The Company will make every effort to collect the entire amount, but may be required to record a further adjustment in 2006 if it is unsuccessful. At December 31, 2004, management concluded that no allowance was required.

The Company’s products include components subject to rapid technological change. Significant technological change could adversely affect the Company’s operating results and subject the Company to product obsolescence. The Company has return privileges with many of its suppliers and other ongoing programs to minimize the adverse effects of technological change.

During 2005, 80% of the Company’s revenues were from two customers, comprised of 59%, and 21%. At December 31, 2005, the amounts due from such customers were $6.7 million and $4.5 million, respectively, which were included in accounts receivable. During 2005, the Company purchased the majority of its products from one manufacturer. At December 31, 2005, the amount due to this manufacturer was $7.5 million.

During 2004, 86% of the Company’s revenues were from two customers, comprised of 71%, and 15%. At December 31, 2004, the amounts due from such customers were $8.1 million and $148,000, respectively, which were included in accounts receivable. During 2004, the Company purchased the majority of its products from one manufacturer. At December 31, 2004, the amount due to this manufacturer was $13.6 million.

As of December 31, 2005, the Company maintained assets of approximately $7.3 million at its location in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company’s operations.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, or SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning October 1, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. To lessen the impact of this change to future reportable earnings, in December 2005, Management elected to accelerate the vesting period of all unvested stock options. Future option grants will lead to a decrease of reported earnings. At this time, Management cannot estimate the impact to 2006 reported earnings, since it has not concluded how the adoption of this rule will effect its decision for future option grants. In addition, the change in accounting rules could impact the Company’s decision making to utilize broad based employee stock plans as a means to reward employees and could result in a competitive disadvantage to the Company in the employee marketplace.

2. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	December 31, 2005	December 31, 2004
Prepaid taxes	$512,116	$265,779
Prepaid insurance	185,380	84,000
Prepaid tooling	174,248	243,573
Due from Wistron NeWeb, related party	—	90,000
Supplier advances	425,978	143,761
Restricted cash	262,016	—
Other	189,401	102,599

	$1,749,139	$929,712

3. INVENTORY

Inventory consisted of the following:

	December 31, 2005	December 31, 2004
Raw materials	$3,048,875	$—
Work in process	50,085	—
Finished goods	215,059	—

	$3,314,019	$—

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2005	December 31, 2004
Machinery and equipment	$3,076,981	$977,532
Office furniture and equipment	668,199	467,317
Software	1,799,770	1,580,540
Leasehold improvements	529,237	60,949

	6,074,187	3,086,338
Accumulated depreciation	(2,364,836)	(1,207,507)

	$3,709,351	$1,878,831

5. OTHER ASSETS

Other assets consisted of the following:

	December 31, 2005	December 31, 2004
Deposits	$443,911	$192,614
Patents and trademarks	416,609	17,184
Prepaid finders fee	—	218,000
Prepaid loan costs	—	120,000
Other	—	101,134

	$860,250	$648,932

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

The Agreement, as amended, allows the Company to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The Agreement, as amended, has no fixed termination date and the Company has assigned an estimated life of 5 years for the license. As of December 31, 2005 and December 31, 2004, the license consisted of the following:

	December 31, 2005	December 31, 2004
License	$5,500,000	$3,000,000
Accumulated amortization	(1,825,408)	(1,028,879)

	$3,674,592	$1,971,121

Amortization expense related to this license amounted to $796,529 and $258,423 for the years ended December 31, 2005 and 2004, respectively.

7. GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company has completed its testing for the year ended December 31, 2005 using the method discussed in SFAS No. 142 and determined that there was no impairment for the year ended December 31, 2005. Impairment costs, when recognized, are recorded as a charge to operations. As of December 31, 2005 and December 31, 2004, goodwill amounted to $385,564.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2005	December 31, 2004
Lease liability	$152,638	$150,000
Accrued severance	493,719	—
Accrued commissions	28,624	—
Accrued taxes	32,591	30,730
Accrued legal and professional fees	365,000	526,000
Accrued operating expenses	539,338	528,221

	$1,611,910	$1,234,951

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

10. NOTES PAYABLE AND BANK FINANCING

In December 2005, the Company borrowed approximately $7.2 million from Silicon Valley Bank, secured by accounts receivable from two customers in approximately the same amount. The loans were repaid by February 2006. The outstanding principal balance of the loans bore interest at LIBOR rate plus 1.5%.

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

Under the terms of each note, the Company was obligated to make monthly payments of principal and interest. The Company had the option to pay these monthly payments in cash or in shares of its common stock (so long as the closing price of the common stock was greater than $3.38 for ten trading days preceding the payment date). If the Company elected to pay in stock, it was required to issue Laurus an amount of shares equivalent to the amount of the monthly payment due divided by $3.16. If the Company elected to pay in cash, it was required to pay 102% of the amount of the monthly payment due. The Company had the option to convert all or a portion of the outstanding principal of each note into shares of its common stock at $3.16 per share if the closing price of the common stock was greater than $3.70 for ten consecutive trading days. However, the number of shares issued upon conversion of either note could not exceed 30% of the aggregate dollar trading volume of the common stock for the 22 trading days immediately preceding the payment date. Laurus had the option, at any time, to convert all or a portion of each note into shares of common stock at $3.16 per share. The Company also had the option to repay the notes in cash. If the Company elected to repay the principal balance in cash, it was required to pay 120% of the outstanding principal if paid during the first year subsequent to the closing date, 115% of the outstanding principal if paid during the second year subsequent to the closing date and 110% of the outstanding principal if paid during the third year subsequent to the closing date.

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

12. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	2005	2004
Current tax provision (benefit):
Federal	$141,805	$—
State	6,377	—
Foreign	—	82,306

	$148,182	$82,306

Deferred tax provision (benefit):
Federal	(2,189,000)	(2,647,000)
State	(395,000)	(316,000)
Valuation allowance	4,484,000	2,578,000

	1,900,000	(385,000)

Total provision (benefit) for income taxes:	$2,048,182	$(302,694)

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

Significant components of the Company’s net deferred tax asset or liability at December 31, 2005 and 2004 are as follows:

	2005	2004
Net operating loss carryforwards	$6,007,000	$3,478,000
Amortization	307,000	358,000
Accrued expenses	126,000	642,000
Credits	203,000	—
Bad debt	183,000	—
Other	220,000	—

Total deferred tax assets	7,046,000	4,478,000
Valuation allowance	(7,046,000)	(2,578,000)

Net deferred taxes	$—	$1,900,000

In assessing the realizability of deferred tax assets of zero and $1,900,000 at December 31, 2005 and 2004, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on the Company’s analysis in 2005, management concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, the Company has established a full reserve against this asset as of 2005. The valuation allowance increased to $7,046,000 in 2005 from $2,578,000 at December 31, 2004.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2005 and 2004 follows:

	2005	2004
Expected tax at 34%	$(2,308,289)	$(2,914,000)
Change in valuation allowance	4,484,000	2,578,000
Difference in rate of foreign tax	—	(21,000)
State income tax, net of federal tax	(301,039)	(211,000)
Non-deductible expenses	131,033	176,000
Other	41,759	89,000

Benefit for income taxes	$2,047,464	$(303,000)

At December 31, 2005, the Company had net operating loss carryforwards of approximately $16,451,000 for federal tax purposes, expiring through 2023. In addition, the Company had net operating loss carryforwards of approximately $7,103,000 for state tax purposes, which begin to expire in 2013.

Internal Revenue Code Section 382 restricts the ability of a corporation to utilize existing net operating losses in the event of an “ownership change.” A portion of the Company’s net operating losses is limited due to a change in ownership which occurred in 2004. The Company believes the utilization of its net operating losses is limited to approximately $1,400,000 per year to offset future taxable income under likely operating conditions.

13. STOCKHOLDERS’ EQUITY

Common Stock - 2005 Activity

In January 2005, stock warrants and employee stock options for 939,710 shares of the Company’s stock were exercised at prices ranging from $.07 to $.26 per share resulting in proceeds of approximately $160,000.

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

In February 2005, stock warrants for 3,323 shares of the Company’s stock were exercised at a price of $3.16 per share resulting in proceeds of approximately $11,000.

In March 2005, the Company issued 4,714,708 shares of its common stock in an underwritten public offering, and issued and sold an additional 3,285,561 shares of common stock upon the exercise of warrants and employee stock options. The public offering price was $4.00 per share and less underwriter discounts and commissions of $.26 per share, resulted in net proceeds of $3.74 per share to the Company. Net proceeds for this offering, less legal and other transaction costs, was approximately $15.9 million.

In March 2005, the Company issued 500,000 shares of the Company’s common stock to three private equity funds managed by ComVentures, a venture capital firm based in Palo Alto, California, at a price of $4.00 per share for aggregate proceeds of $2.0 million.

In March 2005, employee stock options for 101,801 shares of the Company’s common stock were exercised at prices ranging from $.07 to $.26 per share resulting in proceeds of approximately $17,000.

In March 2005, the Company issued 750,000 shares of its common stock at the conversion price of $3.16 per share to Laurus in connection with the payment of a portion of the principal related to the investor’s convertible term note of $3,000,000, funded in March 2004, resulting in proceeds of $2.4 million.

In April 2005, employee stock options for 18,920 shares of the Company’s common stock were exercised at prices ranging from $.26 to $.60 per share resulting in proceeds of approximately $11,000.

In May 2005, the Company issued 10,000 shares of the Company’s common stock at its fair market value of $3.80 per share to an employee.

In May 2005, employee stock options for 20,356 shares of the Company’s common stock were exercised at prices ranging from $.26 to $.60 per share resulting in proceeds of approximately $10,000.

In June 2005, the Company cancelled 30,000 shares of its restricted common stock valued at $3.10 per share issued to a former member of the board of directors.

In June 2005, stock warrants and employee stock options for 135,868 shares of the Company’s stock were exercised at prices ranging from $.07 to $2.00 per share resulting in proceeds of approximately $122,000.

In July 2005, employee stock options for 115,205 shares of the Company’s stock were exercised at prices ranging from $.26 to $2.84 per share resulting in proceeds of approximately $166,000.

In August 2005, employee stock options for 112,915 shares of the Company’s stock were exercised at prices ranging from $.26 to $2.84 per share resulting in proceeds of approximately $130,000.

In September 2005, employee stock options for 14,333 shares of the Company’s stock were exercised at prices ranging from $.60 to $2.20 per share resulting in proceeds of approximately $13,000.

In November 2005, the Company issued 90,000 shares of its common stock to two members of its Board of Director at $2.38 per share.

In November 2005, employee stock options for 10,000 shares of the Company’s stock were exercised at $.26 per share resulting in proceeds of approximately $3,000.

In December 2005, the Company issued 45,000 shares of its common stock to a member of its Board of Director at $1.58 per share. In addition, the Company cancelled 15,000 shares of its common stock valued at $3.10 per share issued to a former Board member.

Common Stock-2004 Activity

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

Stock Option Activity

Prior to the adoption of the 2004 Equity Plan, the Company adopted three stock option plans which were approved by the Board of Directors, reserving a total of 2,893,842 shares, which are referred to as the Prior Plans. The Prior Plans were adopted on September 16, 2002 (911,671 shares), March 5, 2003 (982,171 shares) and September 29, 2003 (1,000,000 shares). Each of these plans provides for the issuance of non-statutory stock options to employees, directors and consultants, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. All options granted under the Prior Plans vest quarterly over three years. As of December 31, 2005, options to purchase 2,010,902 shares of common stock had been granted under these plans, including 1,099,000 granted in 2004. As of September 2004, no additional options may be granted under the Prior Plans. Options with respect to 1,465,391 shares are outstanding under the Prior Plans as of December 31, 2005.

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

Awards under the 2004 Equity Plan may be granted to any of the Company’s employees, directors or consultants or those of the Company’s affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. The Company granted to certain of its employees options to purchase 1,120,500 shares of common stock under the plan in 2005 and 347,000 in 2004.

A summary of Axesstel’s stock option activity and related information is as follows:

	2005		2004
Option Summary	Options	Wt Average Exercise Price	Options	Wt Average Exercise Price
Outstanding-beginning of year	4,107,429	$1.28	3,334,428	$0.62
Granted	1,120,500	$3.40	1,446,000	$2.84
Exercised	(2,037,605)	$0.38	(383,333)	$0.75
Forfeited	(306,623)	$3.24	(289,666)	$1.63

Outstanding-end of year	2,883,701	$2.54	4,107,429	$1.28

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2005.

	Total Outstanding			Total Exercisable
Price Range	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.26 to $0.99	434,867	$0.54	6.3	434,867	$0.54
$1.00 to $1.99	192,000	$1.30	7.4	192,000	$1.30
$2.00 to $2.99	796,334	$2.33	8.5	796,334	$2.33
$3.00 to $4.68	1,460,500	$3.41	9.3	1,460,500	$3.41

	2,883,701	$2.54	7.9	2,883,701	$2.54

Stock Warrant Activity

The Company did not issue any warrants in 2005. For the year ended December 31, 2004, the Company issued warrants to purchase 1,828,624 shares of stock, with exercise prices ranging from $1.00 to $3.88 in connection with its 2004 financing activities.

A summary of Axesstel’s warrant activity and related information is as follows:

	2005		2004
Warrant Summary	Warrant	Wt Average Exercise Price	Warrant	Wt Average Exercise Price
Outstanding-beginning of year	3,321,662	$0.62	2,853,038	$0.34
Granted	—	$—	1,828,624	$1.41
Exercised	(2,720,387)	$0.24	(1,360,000)	$1.00
Forfeited	—	$—	—	$—

Outstanding-end of year	601,275	$2.56	3,321,662	$0.62

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price for both total outstanding warrants and total exercisable warrants as of December 31, 2005.

	Total Outstanding			Total Exercisable
Price	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.07	65,974	$0.07	6.3	65,974	$0.07
$2.00 to $2.99	322,000	$2.50	1.1	322,000	$2.50
$3.00 to $3.99	213,301	$3.42	4.3	213,301	$3.42

	601,275	$2.56	3.3	601,275	$2.56

14. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

Revenues by geographic region based on customer locations for the year ended December 31, 2005 and 2004 were as follows:

	2005	2004
Revenues
Asia and Pacific Rim	$68,909,960	$47,493,712
Latin America	25,223,126	15,070,890
Other	532,625	—

Total revenues	$94,665,711	$62,564,602

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary quarterly financial data for 2005 and 2004 consists of the following:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005
Revenues	$29,010,455	$36,969,554	$16,898,645	$11,787,057
Income (loss) before income taxes	(1,379,923)	347,874	(2,480,772)	(4,640,171)
Net income (loss)	(1,389,218)	328,132	(4,498,487)	(4,641,601)
Basic earnings (loss) per share	$(0.10)	$0.01	$(0.20)	$(0.21)

Diluted earnings (loss) per share	$(0.10)	$0.01	$(0.20)	$(0.21)

2004
Revenues	$428,600	$7,874,990	$26,068,468	$28,192,544
Loss before income taxes	(2,657,338)	(1,739,832)	(2,387,404)	(1,788,478)
Net loss	(1,594,403)	(1,043,899)	(2,387,404)	(3,244,652)
Basic loss per share	$(0.20)	$(0.13)	$(0.26)	$(0.30)

Diluted loss per share	$(0.20)	$(0.13)	$(0.26)	$(0.30)

16. COMMITMENTS AND CONTINGENCIES

Operating Leases

USA: In May 2004, the Company entered into a non-cancelable operating lease for 13,120 square feet of office space for its corporate headquarters and U.S. operations, which lease is secured by a letter of credit. The premise is located at 6815 Flanders Drive, San Diego, California. In May 2005, the Company entered into an agreement to extend this operating lease and expand the square footage of the lease to a total of 17,101 square feet. The amended lease term is 67 months with monthly payments ranging from approximately $27,000 to $34,000, plus a five year option to renew. The amended lease commenced in August 2005. The Company has an additional lease commitment at its former location in San Diego, California. This facility has been subleased as of August 2004 for the remainder of the lease term until November 2006.

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

Minimum annual lease payments are approximately as follows:

Year Ending December 31,	Total Amount	Sublease Amount	Amount
2006	992,000	(67,000)	925,000
2007	725,000	—	725,000
2008	580,000	—	580,000
2009	592,000	—	592,000
2010	634,000	—	634,000
Thereafter	1,115,000	—	1,115,000

	$4,638,000	$(67,000)	$4,571,000

Rent expense is charged ratably over the life of the lease using the straight line method.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of December 31, 2005, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

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

Furthermore, the Company recorded charges of $88,000 in the fourth quarter of 2004 and $17,000 in the first quarter of 2005 for foreign exchange losses. A payment of $975,000 ($870,000 original investment plus $105,000 foreign exchange) was completed in February 2005, satisfying all amounts owed in the agreement.

17. RELATED PARTY TRANSACTIONS

The Company uses Wistron NeWeb Corporation (WNC) as its contract manufacturer. For the year ended December 31, 2005, the Company purchased $75.5 million of product from WNC. During this period, the Company paid to WNC $81.6 million, and owed an additional $7.5 million at December 31, 2005. As of December 31, 2005, WNC owned 500,000 of the 22,543,589 shares of the Company’s outstanding common stock, as well as a warrant to purchase 100,000 shares of the Company’s common stock, representing a 2.6% beneficial ownership interest in the Company.

During the year ended December 31, 2004, the Company purchased $52.5 million of product from WNC. During this period, the Company paid $38.9 million, and owed an additional $13.6 at December 31, 2004. As of December 31, 2004, WNC owned 500,000 of the 11,253,466 shares of the Company’s outstanding common stock, as well as a warrant to purchase 100,000 shares of the Company’s common stock, representing a 5.3% beneficial ownership interest in the Company.

Mr. Haydn Hsieh, one of the Company’s directors, is also the President and Chief Executive Officer of WNC.

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Articles of Incorporation of the registrant, as amended(18)

3.2	Amended and Restated Bylaws of the registrant(18)

4.1	Specimen Common Stock Certificate(16)

10.1	Form of Common Stock Purchase Warrant, exercise price $1.00, dated January 8, 2004(7)

10.2	Form of Common Stock Purchase Warrant, exercise price $2.00 subject to adjustment, dated January 8, 2004(7)

10.3	Common Stock Purchase Warrant issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd(7)

10.4	Registration Rights Agreement dated March 11, 2004, by and among the registrant and Laurus Master Fund, Ltd(7)

10.5	Letter Agreement with North America Venture Fund II, L.P., dated April 15, 2004(1)

10.6	Lease Agreement for Office Space by and between Axesstel California and Smith Trust dated October 15, 2001(9)

10.7	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004(8)

10.8	Centerpark Plaza Office Lease with R&D Portfolio Holdings, LLC, dated June 2, 2005(18)

10.9	Lease Agreement between TBK Electronics Corp. and registrant, dated July 13, 2005(19)

10.11	Lease between Axesstel Korea, Inc. and Seongnam Industry Promotion Foundation, dated August 29, 2005(18)

10.12	Form of Indemnity Agreement for directors and executive officers of the registrant(5)

10.13	Subscriber Unit License Agreement between Axesstel California and Qualcomm Incorporated dated November 14, 2000, as amended +(10)

10.14	Supply Agreement by and between TeleCard Limited and the registrant dated November 2003+(10)

10.15	Supply Agreement by and between TeleCard Limited and the registrant dated November 2003+(10)

10.16	Purchase order with Tata Teleservices (Maharashtra) Limited, dated April 20, 2004+(1)

10.17	Purchase order with Tata Teleservices, Ltd., dated April 26, 2004+(1)

10.18	Supply Agreement between BellSouth International, Inc. and Axesstel-California, dated March 18, 2004+(11)

10.19	Form of Common Stock Purchase Warrant issued to finder and its assignees, dated March 11, 2004, in connection with the March 2004 Convertible Note Financing(11)

10.20	Offer Letter for Patrick Gray, dated February 11, 2004*(11)

10.21	Offer Letter for Lixin Cheng, dated December 22, 2003*(11)

10.22	Letter Agreement with Lixin Cheng dated June 16, 2005*(17)

10.23	Component Supply Agreement between QUALCOMM CDMA Technologies Asia-Pacific PTE LTD. and Axesstel-California, dated February 28, 2001, as amended+(16)

10.24	DMSS5100 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated December 5, 2002, as amended+(16)

1

Exhibit No.	Document Description

10.25	DMSS5010 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated November 26, 2003+(16)

10.26	AMSS6500 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated April 11, 2004+(16)

10.27	Securities Purchase Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.28	Common Stock Purchase Warrant dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.29	Security Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.30	Registration Rights Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.31	Convertible Term Note dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.32	Stock Purchase Agreement dated October 12, 2004 between the registrant and certain investors affiliated with ComVentures(4)

10.33	2001 Stock Option Plan*(5)

10.34	Form Notice of Grant of Stock Option (2001 Stock Option Plan)*(5)

10.35	Form Stock Option Agreement (2001 Stock Option Plan)*(5)

10.36	Form Notice of Grant of Stock Option (September 2002, March 2003 and September 2003 Option Pools)*(5)

10.37	Form Stock Option Agreement (September 2002, March 2003 and September 2003 Option Pools)*(5)

10.38	Table of Stock Option Grants under 2001 Stock Option Plan And Prior Plans*(16)

10.39	2004 Equity Incentive Plan*(5)

10.40	Form of Stock Option Agreement (2004 Equity Incentive Plan)* (14)

10.41	Form of Stock Award Agreement (2004 Equity Incentive Plan)*(14)

10.42	Form of Subscription Agreement dated February 2003(3)

10.43	Promissory Note, as amended, dated August 17, 2004, between the registrant and Wells Fargo HSBC Trade Bank, National Association(3)

10.44	Security Agreement: Rights to Payment dated August 17, 2004, between the registrant and Wells Fargo HSBC Trade Bank, National Association(3)

10.46	Warrant to Purchase Common Stock dated September 1, 2002 issued to The Search for Value, Inc.(16)

10.47	Separation Agreement and General Release, dated December 13, 2005, between Axesstel, Inc. and David L. Morash*(20)

2

Exhibit No.	Document Description

10.48	Warrant to Purchase Common Stock dated September 1, 2002 issued to Newport Capital Consultants(16)

10.49	Warrant to Purchase Common Stock dated October 1, 2003 issued to The Search for Value, Inc.(16)

10.50	Warrant to Purchase Common Stock dated October 1, 2003 issued to Newport Capital Consultants(16)

10.51	Executive Employment Agreement dated November 9, 2004 between the registrant and Mike H.P. Kwon*(3)

10.52	Form of Release Agreement dated November 4, 2004(6)

10.53	Settlement Agreement and General Release of All Claims dated November 15, 2004*(13)

10.54	USB Driver Software Tools Limited Use Agreement between the registrant and QUALCOMM Incorporated dated October 21, 2004(16)

10.55	Product Purchase Agreement dated as of June 15, 2004 with Data Teleservices Limited and Data Teleservices (Maharashtia) Limited(15)

10.56	Stock Purchase Agreement dated February 2, 2005 between the registrant and certain investors affiliated with ComVentures(16)

10.57	Form of Warrant Agreement to Mike H.P. Kwon and Saton Yukie(5)

10.58	2006 Change in Control Plan and Summary Plan Description*

14.1	Code of Ethics for Directors, Officers and Employees(10)

21.1	Subsidiaries of the registrant

23.1	Consent of Gumbiner Savett Inc.

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB/A for the period ending June 30, 2004, filed on September 7, 2004
(2)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on August 20, 2004
(3)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending September 30, 2004, filed on November 15, 2004
(4)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on October 15, 2004.
(5)	Incorporated by reference to exhibits to Registrant’s Form SB-2/A filed on October 29, 2004.
(6)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on November 10, 2004.
(7)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(8)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending June 30, 2003 filed on August 16, 2004
(9)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on April 19, 2004

3

(10)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004
(11)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004
(12)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB/A for the period ending June 30, 2004, filed on September 7, 2004
(13)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on November 19, 2004.
(14)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on January 12, 2005.
(15)	Incorporated by reference to exhibits to Registrant’s Form 8-K/A filed on February 1, 2005.
(16)	Incorporated by reference to exhibits to Registrant’s Form SB-2 filed on February 4, 2005
(17)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on June 22, 2005.
(18)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005.
(19)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending September 30, 2005, filed on November 14, 2005.
(20)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on January 12, 2006.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission and are marked by an asterisk.
*	Management contract, or compensatory plan or arrangement.

4