Form 10-Q
period 2006-03-31
AXESSTEL INC
filed 2006-05-15
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32160

AXESSTEL, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1982205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6815 Flanders Drive, Suite 210, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 625-2100

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 12, 2006
Common Stock, $0.0001 per share	22,660,089 shares

Axesstel, Inc.

Form 10-Q

For the Three Months Ended March 31, 2006

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,468,589	$9,161,502
Accounts receivable	9,592,509	13,696,081
Inventory	6,868,400	3,314,019
Prepayments and other current assets	1,620,989	1,749,139

Total current assets	22,550,487	27,920,741
Property and equipment, net	3,458,217	3,709,351
Other assets
License, net	3,465,042	3,674,592
Goodwill	385,564	385,564
Other, net	850,966	860,520

Total other assets	4,701,572	4,920,676

Total assets	$30,710,276	$36,550,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,383,133	$1,127,280
Due to Wistron NeWeb, a related party	6,131,440	7,483,342
Bank financing	1,995,000	7,239,000
Customer advances	631,380	—
Accrued royalties	538,375	569,561
Accrued warranties	558,400	558,400
Accrued expenses and other current liabilities	1,698,771	1,611,910

Total current liabilities	15,936,499	18,589,493
Long-term liabilities
Other long-term liabilities	2,500,000	2,500,000

Total long-term liabilities	2,500,000	2,500,000
Stockholders’ equity
Common stock, par value $0.0001; authorized 50,000,000 shares; 22,593,589 and 22,543,589 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	2,259	2,253
Additional paid-in capital	37,898,935	37,898,941
Accumulated other comprehensive income (loss)	210,041	63,802
Unearned compensation	(412,076)	(492,513)
Accumulated deficit	(25,425,382)	(22,011,208)

Total stockholders’ equity	12,273,777	15,461,275

Total liabilities and stockholders’ equity	$30,710,276	$36,550,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the three months ended
	March 31, 2006	April 1, 2005
Revenues	$10,510,388	$29,010,455
Cost of goods sold	10,241,564	25,443,592

Total gross margin	268,824	3,566,863
Operating expenses:
Research and development	1,305,377	1,354,566
Selling, general and administrative	2,723,887	2,825,425

Total operating expenses	4,029,264	4,179,991

Operating loss	(3,760,440)	(613,128)
Other income (expense):
Interest income and other income	375,166	17,043
Interest expense and other expense	(28,900)	(783,838)

Total other income (expense)	346,266	(766,795)

Loss before income tax provision	(3,414,174)	(1,379,923)
Income tax provision	—	9,295

Net loss	(3,414,174)	(1,389,218)
Other comprehensive income (loss):
Foreign currency translation adjustment	146,239	(6,434)

Comprehensive loss	(3,267,935)	(1,395,652)

Loss per share
Basic	$(0.15)	$(0.10)

Diluted	$(0.15)	$(0.10)

Weighted average shares outstanding
Basic	22,585,256	13,872,276
Diluted	22,585,256	13,872,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	March 31, 2006	April 1, 2005
Cash flows from operating activities:
Net loss	$(3,414,174)	$(1,389,218)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	712,048	1,104,607
(Increase) decrease in:
Accounts receivable	4,103,572	(5,232,425)
Inventory	(3,554,381)	—
Prepayments and other current assets	128,150	1,120,472
Other assets	(17,482)	(4,325)
Increase in:
Accounts payable, including related party payables	1,903,951	2,898,487
Accrued expenses and other liabilities	687,055	261,032

Total adjustments	3,962,913	147,848

Net cash provided by (used in) operating activities	548,739	(1,241,370)

Cash flows from investing activities:
Acquisition of property and equipment	(143,891)	(102,428)

Net cash used in investing activities	(143,891)	(102,428)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	19,093,706
Proceeds from bank financing	1,995,000	—
Repayment of bank financing	(7,239,000)	(1,330,000)

Net cash provided by (used in) financing activities	(5,244,000)	17,763,706

Cumulative translation adjustment	146,239	(6,434)

Net increase (decrease) in cash and cash equivalents	(4,692,913)	16,413,474
Cash and cash equivalents at beginning of year	9,161,502	7,525,259

Cash and cash equivalents at end of period	$4,468,589	$23,938,733

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,311	$333,824
Income tax	$—	$68,199

Supplemental disclosures of non-cash investing and financing activities:

During the first three months of 2005, the Company entered into the following transactions:

•	The Company issued 125,000 shares of common stock to North America Venture Fund II, L.P. and 772,152 shares of common stock to Laurus Master Fund, Ltd. in repayment for notes payable of $2,690,000 in the aggregate.

•	The Company recorded a long-term liability associated with its expanded CDMA license of $2.5 million. The liability is contingent on the achievement of certain milestones being achieved. Once these milestones are achieved, the Company will be required to pay the licensor installment payments over a two year period. The Company expects to achieve the milestones within one to two years. No cash is due in the current year for this liability.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements of Axesstel, Inc., a Nevada corporation, and its subsidiaries (“Axesstel” or the “Company”), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation, and in order to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

The Company has established the Friday nearest to the end of the calendar quarter to be the financial reporting date. The first quarter of the year ended December 31, 2005, ended on April 1, 2005, and the first quarter of the year ending December 31, 2006, ended on March 31, 2006. The Company reports its annual results as of December 31 and for the year then ending.

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

Accounts Receivable

Generally, the obligations for the Company’s foreign customers are secured either by letters of credit or by credit insurance, subject to a 5% deductible. The Company generally does not receive security for domestic customer obligations. At March 31, 2006, one customer with credit terms was significantly late in providing payment. Based on the Company’s risk assessment of this late paying customer, the Company established an account receivable allowance of $500,000 representing approximately 36% of the receivable. Significant management judgment is required to determine the allowance for doubtful accounts. The Company will make every effort to collect the entire amount, but may be required to record a further adjustment in 2006 if it is unsuccessful. At March 31, 2006 and December 31, 2005, the accounts receivable allowance was $500,000.

Inventory

Inventories are stated at the lower of cost (average) or market. The Company reviews the components of the inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. Management concluded that no inventory reserve was needed as of March 31, 2006 or December 31, 2005.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the respective assets, as follows:

Machinery and equipment	3 to 7 years
Office furniture and equipment	3 to 7 years
Software	3 years
Leasehold improvements	Life of lease, or useful life if shorter

License

License includes the costs of a non-exclusive worldwide software technology license which allows the Company to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The license has no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic life of the license, which is approximately five to ten years.

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

There were no capitalized software costs as of March 31, 2006 and December 31, 2005 because technological feasibility was not reached for the Company’s products until the manufacturing process began.

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

The Company determined there was no impairment of long-lived assets at March 31, 2006 or December 31, 2005.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses and other liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of long-term debt cannot be determined because the obligation is contingent upon events to occur in the future. The fair value of the due to Wistron NeWeb account cannot be determined because of its related party nature.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, the Company normally exchanges them or provides credits to the customer. The returned products are shipped back to the supplier and the Company is allowed a credit or exchange from the supplier. The Company provides allowances for potential sales returns when necessary. Management concluded that no allowance was needed as of March 31, 2006 and December 31, 2005.

On certain contracts, the Company provides for a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. All products are tested for quality inspection prior to shipment and the Company has historically experienced a minimal level of defective units. On one of the Company’s significant contracts, the Company does not provide a warranty replacement unit of one percent of total units shipped. In this case, the Company provides third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the three months ended March 31, 2006, warranty costs amounted to approximately $170,000 and, as of March 31, 2006, the Company has established a warranty reserve of approximately $558,000 to cover additional service costs over the life of the warranties. During the three months ended April 1, 2005, warranty costs amounted to approximately $92,000 and, as of April 1, 2005, the Company has established a warranty reserve of $237,000 to cover additional service costs over the life of the warranties. Management believed that no additional warranty reserve is needed as of March 31, 2006.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R, except for disclosures for comparative purposes.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, as all options granted under those plans are intended to have an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for stock option awards consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be adjusted to the pro forma amounts indicated below:

Three Months Ended April 1, 2005
Net loss, as reported	$(1,389,218)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(217,437)

Pro forma net loss	$(1,606,655)

Loss per share:
Basic—as reported	$(0.10)
Basic—pro forma	$(0.12)
Diluted—as reported	$(0.10)
Diluted—pro forma	$(0.12)

For purposes of computing the compensation expenses required by SFAS No. 123R and the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended April 1, 2005: risk-free interest rate of 6.0%, dividend yields of 0%, expected volatility factors in the market price of Axesstel’s common stock of 65%, and expected option life of five years.

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

Earnings (loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common shares equivalents are included because their effect would be anti-dilutive. For the three months ended March 31, 2006 and April 1, 2005, 3,502,476 and 3,139,196 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended
	March 31, 2006	April 1, 2005
Numerator:
Net loss attributable to common stockholders	$(3,414,174)	$(1,389,218)
Denominator:
Denominator for basic net income per share—weighted average shares	22,585,256	13,872,276
Effect of dilutive securities:
Stock options and warrants	—	—

Dilutive potential common stock	—	—

Denominator for diluted income per share—adjusted weighted average shares	22,585,256	13,872,276
Basic loss per share	$(0.15)	$(0.10)

Diluted loss per share	$(0.15)	$(0.10)

Foreign Currency Exchange Gains and Losses

The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiary is the Korean won. The subsidiary’s assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of cumulative other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are recorded in the statements of operations and comprehensive income (loss) as a component of other income (expense).

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

During the three months ended March 31, 2006, 57% of the Company’s revenues were derived from three customers, whose orders comprised of 31%, 13%, and 13% of revenues respectively. At March 31, 2006, the amounts due from such customers were $4.4 million, zero, and $1.3 million, respectively, which were included in accounts receivable. During the three months ended March 31, 2006, the Company purchased the majority of its products from one manufacturer. At March 31, 2006, the amount due to this manufacturer was $6.1 million.

During the three months ended April 1, 2005, 80% of the Company’s revenues were derived from two customers, whose orders comprised of 60% and 20% of revenues respectively. At April 1, 2005, the amounts due from such customers were $5.7 million and $4.9 million, respectively, which were included in accounts receivable. During the three months ended April 1, 2005, the Company purchased the majority of its products from one manufacturer. At April 1, 2005, the amount due to this manufacturer was $16.3 million.

As of March 31, 2006, the Company maintained assets of approximately $8.2 million at its location in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company’s operations.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. The Company adopted SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date.

2. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	March 31, 2006	December 31, 2005
Prepaid taxes	$393,372	$512,116
Prepaid insurance	211,043	185,380
Prepaid rent	192,808	37,484
Prepaid royalty	300,000	100,000
Prepaid tooling	59,257	174,248
Supplier advances	329,558	425,978
Restricted cash	—	262,016
Other	134,951	51,917

	$1,620,989	$1,749,139

3. INVENTORY

Inventory consisted of the following:

	March 31, 2006	December 31, 2005
Raw materials	$2,968,760	$3,048,875
Work in process	36,181	50,085
Finished goods	3,863,459	215,059

	$6,868,400	$3,314,019

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2006	December 31, 2005
Machinery and equipment	$3,179,130	$3,076,981
Office furniture and equipment	686,580	668,199
Software	1,797,283	1,799,770
Leasehold improvements	555,085	529,237

	6,218,078	6,074,187
Accumulated depreciation	(2,759,861)	(2,364,836)

	$3,458,217	$3,709,351

5. OTHER ASSETS

Other assets consisted of the following:

	March 31, 2006	December 31, 2005
Deposits	$458,625	$443,911
Patents and trademarks	392,341	416,609

	$850,966	$860,250

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

The Agreement, as amended, allows the Company to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The Agreement, as amended, has no fixed termination date and the Company has assigned an estimated life of 5 to 10 years for the license. As of March 31, 2006 and December 31, 2005, the license consisted of the following:

	March 31, 2006	December 31, 2005
License	$5,500,000	$5,500,000
Accumulated amortization	(2,034,958)	(1,825,408)

	$3,465,042	$3,674,592

Amortization expense related to this license amounted to $209,550 and $126,549 for the three months ended March 31, 2006 and April 1, 2005; respectively.

7. GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company completed its testing for the year ended December 31, 2005 using the method discussed in SFAS No. 142 and determined that there was no impairment for the year ended December 31, 2005. Impairment costs, when recognized, are recorded as a charge to operations. As of March 31, 2006 and December 31, 2005, goodwill amounted to $385,564.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2006	December 31, 2005
Lease liability	$138,391	$152,638
Accrued severance	50,000	493,719
Accrued commissions	28,624	28,624
Accrued freight	416,582	50,000
Accrued taxes	37,577	32,591
Accrued legal and professional fees	200,000	365,000
Accrued operating expenses	827,597	489,338

	$1,698,771	$1,611,910

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

10. BANK FINANCING

As of March 31, 2006 and December 31, 2005, the Company had outstanding bank loans of $2.0 million and $7.2 million, respectively, from Silicon Valley Bank, secured by certain accounts receivable in approximately the same amount. The $7.2 million loan balance from December 31, 2005 has since been repaid, and a new loan balance of $2.0 million was established in the first quarter of 2006. The outstanding principal balance of the loans bore interest at LIBOR rate plus 2.5%, and is due upon receipt of the related receivable.

11. STOCKHOLDERS’ EQUITY

Common Stock - 2006 Activity

In January 2006, the Company issued to a finder 50,000 shares of the Company’s common stock for services rendered in connection with the Company’s January 2004 financing. Pursuant to an advisor agreement, the Company agreed to issue to the finder a total of 150,000 shares of common stock on the following schedule: 50,000 shares in January 2004 upon the closing of the financing, and an additional 50,000 shares in each of January 2005 and January 2006.

Stock Option & Warrant Activity

Awards under the Company’s 2004 Equity Incentive Plan may be granted to any of the Company’s employees, directors or consultants or those of the Company’s affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. As of March 31, 2006, options to purchase 1,485,000 shares of common stock have been granted under this plan to the Company’s employees, officers, directors, and consultants and 1,356,000 are outstanding; the Company has issued an aggregate of 135,000 restricted shares of common stock under this plan to non-employee directors and 10,000 shares of restricted common stock to a new executive officer. The Company granted options to purchase 17,500 shares of common stock under this plan for the first three months of 2006 at an exercise price range of $1.19 to $1.97 per share, which was the fair market value on the grant date.

The Company has issued stock options and warrants prior to the Company’s 2004 Equity Incentive Plan. As of March 31, 2006, there were options and warrants granted to employees, directors and consultants to purchase 3,502,476 shares of the Company’s common stock (including the 2004 Equity Incentive Plan), of which 3,484,976 stock options and warrants are exercisable at that time. The remaining 17,500 stock options and warrants are exercisable over the next four years. The exercise prices for the stock options and warrants range from $0.26 to $4.68 per share with a weighted average exercise price of approximately $2.53 per share.

12. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues by geographic region, but does not manage operations by region.

Revenues by geographic region based on customer locations for the three months ended March 31, 2006 and April 1, 2005 were as follows:

	Three months ended
	March 31, 2006	April 1, 2005
Revenues
Asia and Pacific Rim	$5,783,794	$21,918,073
Latin America	3,809,735	7,076,242
Europe	548,024	9,200
Africa	357,600	—
United States	11,235	6,940

Total revenues	$10,510,388	$29,010,455

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

USA: In May 2004, the Company entered into a non-cancelable operating lease for 13,120 square feet of office space for its corporate headquarters and U.S. operations, which lease is secured by a letter of credit. The premise is located at 6815 Flanders Drive, San Diego, California. In May 2005, the Company entered into an agreement to extend this operating lease and expand the square footage of the lease to a total of 17,101 square feet. The amended lease term is 67 months with monthly payments ranging from approximately $27,000 to $34,000, plus a five year option to renew. The amended lease commenced in August 2005. The Company has an additional lease commitment at its former location in San Diego, California. This facility has been subleased for the remainder of the lease term until November 2006.

Korea: In June 2005, the Company entered into a non-cancelable operating lease for 28,880 square feet of factory space for its Korean operations. The premise is located at Gyeonggi-do, Seoul Korea. The lease term is two years with monthly payments of approximately $26,000. In August 2005, the Company entered into a ten year operating lease for approximately 5,600 square meters (approximately 18,400 square feet) of office space for its Korean research and development center. The premise is located in the Gyeonggi Province. The lease calls for annual lease payments to be made in advance in December of each year in an amount equal to two percent of the “Building Value” as defined in the lease. For 2006, annual rent is approximately $224,000. The Building Value and resulting rent per square meter is subject to adjustment after 2006 based on market conditions.

Minimum annual lease payments are approximately as follows:

Year Ending December 31,	Total Amount	Sublease Amount	Amount
2006	992,000	(67,000)	925,000
2007	725,000	—	725,000
2008	580,000	—	580,000
2009	592,000	—	592,000
2010	634,000	—	634,000
Thereafter	1,115,000	—	1,115,000

	$4,638,000	$(67,000)	$4,571,000

Rent expense is charged ratably over the lives of the leases using the straight line method.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of March 31, 2006, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

14. RELATED PARTY TRANSACTIONS

The Company uses Wistron NeWeb Corporation (WNC) as its contract manufacturer. For the first three months of 2006, the Company purchased $8.1 million of product from WNC. During this period, the Company paid to WNC $9.5 million, and owed $6.1 million to WNC at March 31, 2006. As of March 31, 2006, WNC owned 500,000 of the 22,593,589 shares of the Company’s outstanding common stock, as well as a warrant to purchase 100,000 shares of the Company’s common stock, representing a 2.6% beneficial ownership interest in the Company.

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

Overview

We design, develop market and manufacture fixed wireless voice and broadband data products for the worldwide telecommunications market. Our product portfolio includes fixed wireless desktop phones, public call office (PCO) phones, voice/data terminals, broadband modems, and broadband gateway devices for access to voice calling and high-speed data services. Our products have similar functionality to phones and modems that use the traditional landline telecommunications network; however, they are wireless desktop devices and can be substituted for wired phones and modems. All products that we have sold to date have been based on CDMA (3G Code Division Multiple Access) technology developed by Qualcomm Incorporated. We started development of new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies in 2005. These new products have been released, and we expect to generate revenues in the second quarter of 2006.

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

Recent Developments

All of the products we have sold through 2004 have been used primarily for their voice capabilities; however, in 2005, we initiated sales of a broadband modem product which is based on the CDMA2000 1xEV-DO (EV-DO) standard, a newer version of the CDMA standard used for high-speed data communications. In the first quarter of 2006, we announced two of our next generation series of EV-DO products:

The MV 200 Series, which seamlessly combines EV-DO wireless wide area networking (WWAN), circuit switch cellular voice and analog fax technology to provide wireless broadband data access, voice calling and fax capabilities all in one easy to use, plug-and-play desktop networking device. Shipments for the MV 200 Series are expected by the second quarter of 2006.

The MV300 Series, which is a line of broadband gateway devices that provide business and commercial users EV-DO wireless wide area networking (WWAN), a WiFi wireless local area networking (WLAN) router, circuit switch cellular voice and analog fax in one integrated device. Shipments for the MV 300 Series are expected by the third quarter of 2006.

Telecommunications service providers began rolling out the EV-DO standard on their networks in the last few years, and as of the date of this report, we believe less than half of telecommunications service providers using CDMA technologies have commenced testing and implementation of the EV-DO standard. We expect more service providers will implement the EV-DO standard and that an increasing portion of our sales will be from broadband modem products in the future.

Revenues

Our product portfolio consists of fixed wireless products in four categories: phones (both desktop and PCO), voice/data terminals, broadband modems, and broadband gateway devices. We have shipped phones since 2004, voice/data terminals and broadband modems since 2005, and we have recently introduced a new product line of broadband gateway devices with shipments expected later this year. We expect fixed wireless phones will continue to represent a major portion of our revenues for the foreseeable future. However, we believe that an increasing portion of our anticipated growth will come from sales of our next generation data products, such as voice/data terminals, broadband modems and broadband gateway devices, into developing and industrialized countries as demand grows for broadband data services. In 2005, we started development of new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies and expect these products to generate revenues in the second quarter of 2006.

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the three months ended March 31, 2006, approximately 57% of our revenues were derived from three customers, with one customer representing approximately 31% and the other two customer each representing approximately 13%. All of our sales are based on purchase orders or other short-term arrangements. We negotiate the pricing of our products based on the quantity and the length of the time for which deliveries are to be made. For orders involving a significant number of units, or which involve deliveries over a long period of time, we typically receive rolling forecasts or a predetermined quantity for a fixed period of time from our customers, which in turn allows us to forecast internal volume and component requirements for manufacturing. In order to minimize our collection risks, we generally have sold to our international customers under guaranteed letters of credit or open terms secured by credit insurance, subject to a 5% deductible. To date, substantially all of our product sales have been to customers outside of the United States. In order to minimize foreign exchange risk, we have made all sales to date in U.S. dollars.

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

Cost of Goods Sold

Cost of goods sold consists of direct materials, manufacturing expense, freight expense, warranty expense, and royalty fees. We believe our success and growth will depend on our ability to reduce cost of goods sold. We continue to reduce our cost of goods sold through the following initiatives: increasing our purchasing power through increased volume; ordering standardized parts used across our product lines; looking for additional manufacturing partners in regions where labor costs are low, such as China or India; reengineering our products with new technologies and expertise to decrease the number of components; relying more on applications processing than hardware; and improving our manufacturing processes.

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

On certain contracts, we provide a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. On one of our significant contracts, we do not provide warranty replacement units. In this case, we provide third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of sales. During the three months ended March 31, 2006, warranty costs amounted to approximately $170,000 and, as of March 31, 2006, the Company has established a warranty reserve of $558,000 to cover additional service costs over the life of the warranty. All products are tested by quality inspection prior to shipment and we have historically experienced a minimum level of defective units. Management believes that no additional warranty reserve is needed as of March 31, 2006, other than as discussed above.

Accounts Receivable Allowance

Collections from product sales for foreign customers are generally received via letter of credit arrangements or secured by credit insurance, subject to a 5% deductible. As such, collections on trade accounts receivable for foreign customers are reasonably assured. We generally do not receive security for domestic customer obligations. At times, we extend credit based on evaluation of the customer’s financial condition. At March 31, 2006, one customer with credit terms was significantly late in providing payment. Based on our risk assessment of this late paying customer, we established an account receivable allowance of $500,000 representing approximately 36% of the receivable. Significant management judgment is required to determine the allowance for doubtful accounts. We will make every effort to collect the entire amount, but we may be required to record a further adjustment in 2006 if we are unsuccessful.

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

Our intangible assets consist mainly of our license from Qualcomm Incorporated, which we amortize over a five to ten year life.

Deferred Tax Assets

We periodically and at least annually evaluate the realizability of the net deferred tax assets, taking into consideration prior earnings history, actual revenue and operations, projected operating results and the reversal of temporary differences. Based on our analysis, we have determined to fully reserve a deferred tax asset. Therefore, we have established a full reserve against this asset.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation issued to employees. Through December 31, 2005, we elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation.

As a result of the recent adoption by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R), we are required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R). To lessen the impact of this change to future reportable earnings, in December 2005, we elected to accelerate the vesting period of all unvested stock options. Future option grants will lead to a decrease of reported earnings. Based on the grants issued as of March 31, 2006, the impact to 2006 reported earnings is approximately $14,000. See “Recent Accounting Pronouncements” elsewhere in this report.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended April 1, 2005

The following table sets forth, as a percentage of revenues, the condensed consolidated statement of operations data for the periods indicated:

	Three months ended
	March 31, 2006	April 1, 2005
Revenues	100.00%	100.00%
Cost of goods sold	97.44	87.70

Gross margin	2.56	12.30

Operating expenses
Research and development	12.42	4.67
Selling, general and administrative	25.92	9.74

	38.34	14.41
Operating loss	(35.78)	(2.11)
Other income (expense)	3.30	(2.64)

Loss before income tax provision	(32.48)	(4.75)
Income tax provision	(0.00)	(0.03)

Net loss	(32.48)	(4.78)

General.

We established record revenues in 2005 of $94.7 million continuing the momentum created in 2004 with the change in our business focus to establish our own Axesstel branded fixed wireless products. In the first quarter of 2005, we had revenues of $29.0 million, establishing a record at that time. However, due to factors outlined in the “Revenues” section below, revenues for the first quarter of 2006 decreased to $10.5 million. The decline in revenues for the first quarter of 2006 led to decreased gross margins and increased operating expenses as a percent of revenues when compared to the first quarter of 2005. We believe demand for our products is increasing as evidenced by our recently announced contract awards, and that we will return to continued growth in 2006. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors” section of this report.

Revenues.

For the three months ended March 31, 2006, which we refer to as Q1 2006, revenues were $10.5 million compared to $29.0 million for the three months ended April 1, 2005, which we refer to as Q1 2005, representing a 64% decrease. In Q1 2006, our revenues were derived principally from three customers, which three customers together represented 57% of revenues in Q1 2006. In Q1 2005, our revenues were derived principally from two customers, which two customers together represented 80% of revenues in Q1 2005. These customers individually represented 31%, 13% and 13% of revenues, respectively, in Q1 2006, and 60% and 20% of revenues, respectively, in Q1 2005. The decline in Q1 2006 resulted from a few issues that caused a slowdown in orders, mainly in our desktop phone business. During the second half of 2006 we announced first that homologation and testing by our largest customer of two newly introduced products delayed orders; second, a customer in Pakistan renegotiated its payment terms for its new nationwide license and slowed orders during that process; and third, a Latin American carrier has delayed orders in anticipation of our new GSM product launch. Sales to these customers have not returned to historic levels. We are expecting orders from our Indian and Pakistani customers to increase in the second quarter of 2006. We also expect to ship GSM product in the second quarter. In addition, our objective is to expand our customer base to reach new customers and new regions. We anticipate that most of our sales will be to foreign customers or for products to be used in foreign countries. As we grow, we expect to become less dependent on a limited concentration of customers.

Cost of Goods Sold.

For Q1 2006, cost of goods sold was $10.2 million compared to $25.4 million for Q1 2005, a decrease of 60%, mainly as a result of reduced revenues in the comparative periods. Our cost of materials declined on a per unit basis in 2006 as we were able to re-engineer our products to take advantage of cost efficient alternate parts, and reduce prices with our suppliers. In 2005 and continuing into 2006, most of our products were manufactured by one vendor. We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our vendor will be able to further decrease its costs to us due to their transition from Taiwan to China, and as our purchase volume increases. Additionally, in the third quarter of 2005, we opened our own manufacturing facility in South Korea in an effort to increase our ability to lower the unit cost of our product by expanding our abilities to redesign costs savings in our product. However, due to the low revenue volumes experienced in Q1 2006, we recorded approximately $509,000 of unabsorbed overhead expenses related to this facility. We are currently evaluating alternatives to reduce cost associated with this facility. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin.

For Q1 2006, gross margin as a percentage of revenues was 3% compared to 12% for Q1 2005. Margins decreased in Q1 2006 due to unabsorbed overhead expenses from our Korean manufacturing facility of approximately $509,000 and expedited freight expenses of approximately $300,000. We expect gross margin to improve as revenue volume increases in the remainder of 2006, but margins may fluctuate due to customer and product mix, as well as other factors.

Research and Development.

For Q1 2006, research and development was $1.3 million, compared to $1.4 for Q1 2005, a decrease of 4%. As a percentage of revenue, research and development for Q1 2006 increased to 12% from 5% in Q1 2005 due to the lower revenue experienced in Q1 2006. We are presently spending much of our research and development funds on our new line of data products and GSM products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. Our research and development expenditures are expected to increase in absolute terms but decrease as a percent of revenues for the remainder of 2006.

Selling, General and Administrative.

For Q1 2006, selling, general and administrative expenses were $2.7 million compared to $2.8 million for Q1 2005, a decrease of 4%. As a percentage of revenues, selling, general and administrative expenses in Q1 2006 increased to 26% from 10% in Q1 2005. As our revenues increase, we expect our selling, general and administrative expenses to increase, but decrease as a percentage of revenues.

Other Income (Expense).

For Q1 2006, other income (expense) was a net benefit of approximately $346,000 compared to a net expense of approximately $767,000 for Q1 2005. The majority of Q1 2006’s net benefit derived from the sale of 100,000 shares of Ubistar common stock, formerly known as Axess Telecom, an unrelated third party. We acquired 392,156 shares of Ubistar common stock as part of a litigation settlement in 2004. The remainder of the shares, totaling 292,156, is expected to be sold in 2006. The majority of Q1 2005 net expense was derived from expense associated with financing activities including prepayment penalties of $230,000 and $493,000 for finder fees, note payable discounts, and interest.

Provision for Income Taxes.

For Q1 2006, an income tax provision of zero was recorded compared to approximately $9,000 for Q1 2005.

We no longer record tax benefit against net losses and have established a full reserve against all deferred tax assets.

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

Net Loss.

For Q1 2006, net loss was approximately $3.4 million compared to net loss of $1.4 million for Q1 2005.

Liquidity and Capital Resources

At March 31, 2006, our principal sources of liquidity included cash and cash equivalents of $4.5 million compared to $9.2 million at December 31, 2005. In addition, at March 31, 2006, accounts receivable were $9.6 million, compared to $13.7 million at December 31, 2005. The majority of our accounts receivable are covered by letters of credit or are insured. At March 31, 2006, we had working capital of approximately $6.6 million compared to working capital of $9.3 at December 31, 2005. For the three months ended March 31, 2006, we were provided $549,000 of cash from operations versus a usage of $1.2 million of cash from operations for the three months ended April 1, 2005 from a net loss of $3.4 million offset by changes in working capital of $2.7 million and depreciation and amortization of approximately $712,000. Investment activities used approximately $144,000 of cash during the first three months ended March 31, 2006, compared to approximately $102,000 for the three months ended April 1, 2005.

During the three months ended March 31, 2006, we had cash usage from financing activities of $5.2 million, as we repaid 7.2 million of bank financing from December 31, 2005, offset by new bank financing of $2.0 million. We expect this method of short term accounts receivable bank financing, as well as other short-term and long-term options, will continue to be available to us. Combined, we expect our remaining cash balance and available credit facilities will allow us the necessary working capital to fund our operations for at least the next 12 months. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financing in the future. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

As indicated above, to finance the cash needs for our business requirements, we have utilized bank financings in Q1 2006 as described below.

Silicon Valley Bank. As of March 31, 2006 and December 31, 2005, we borrowed $2.0 million and $7.2 million, respectively, from Silicon Valley Bank, secured by certain accounts receivable in approximately the same amount. The $7.2 million loan balance from December 31, 2005 has since been repaid, and a new loan balance of $2.0 million was established in the first quarter of 2006. The outstanding principal balance of the loans bore interest at LIBOR rate plus 2.5%. Payments of principal were immediately due and payable to SVB in the amount of each payment that we received under the pledged receivables.

As of March 31, 2006, the Company does not have any significant commitments for capital expenditures.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation S-B as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us is our first quarter of the current year ending December 31, 2006. We adopted SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. To lessen the impact of this change to future reportable earnings, in December 2005, we elected to accelerate the vesting period of all unvested stock options. Based on the grants issued as of March 31, 2006, the impact to 2006 reported earnings is approximately $14,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 31, 2006, we had $4.5 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at March 31, 2006, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the three months ended March 31, 2006, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from WNC in China. To mitigate the effects of currency fluctuations on the Company’s results of operations, all revenue from our international transactions and all products purchased from WNC were in US dollars.

We do maintain operations in Korea and have currency risk resulting from fluctuations between the Korean Won and the U.S. dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. As of March 31, 2006, we recorded a foreign transaction gain of approximately $22,000.

Item 4.	Controls and Procedures.

(a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2006, the design and operation of such disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

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

For the three months ended March 31, 2006, three of our customers and their affiliates accounted for approximately 57% of our revenues, of which one customer comprised approximately 31% and the other two customers each comprised approximately 13%. For the three months ended April 1, 2005, two of our customers and their affiliates accounted for approximately 80% of our revenues, of which one customer comprised approximately 60% and the other customer comprised approximately 20%. We are expanding our customer base but expect that our dependence on a small number of customers for significant orders will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

If we cannot sustain profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred significant operating losses after we changed our business model at the beginning of 2004. We incurred a net loss of $3.4M for three months ended March 31, 2006, and a net loss of $10.2 million for the year ended December 31, 2005. At March 31, 2006, we had an accumulated deficit of $25.4 million. Achieving profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

Technology companies in general, and our company in particular, have a history of depending upon and using broad based employee stock option programs to hire, provide incentives and retain employees in a competitive marketplace. Prior to January 1, 2006, we did not recognize compensation expense for stock options issued to employees or directors, and we instead disclosed in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has recently adopted a new accounting standard that requires us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We are required to record these expenses beginning with the first quarter of the year ending December 31, 2006. To lessen the impact of this change to future reportable earnings, in December 2005, we elected to accelerate the vesting period of all unvested stock options. Future option grants will lead to a decrease of reported earnings, and may negatively impact our future stock price. At this time, we cannot estimate the impact to 2006 reported earnings, since we have not concluded how the adoption of this rule will effect our decision to issue future option grants. In addition, the change in accounting rules could impact our decision making to utilize broad based employee stock plans as a means to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

As of March 31, 2006, our Chief Executive Officer, Mike H.P. Kwon, beneficially owns approximately 15% of our outstanding common stock, ComVentures beneficially owns approximately 17% of our outstanding common stock, and Stephens Investment Management beneficially owns approximately 10% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon, ComVentures, and Stephens Investment Management each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

/s/ Patrick Gray
May 15, 2006	Patrick Gray
Date	Senior Vice President Finance and Corporate Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.