Form 10KSB/A
period 2005-12-31
AXESSTEL INC
filed 2006-07-17
CIK 1092492

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

☐ Yes ☒ No

EXPLANATORY NOTE

Axesstel, Inc. is filing this amendment to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for the purpose of correcting certain disclosure with respect to Executive Compensation under Item 10 and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under Item 11. Under Item 10, the Summary Compensation has been amended to: (i) report under the column “Restricted Stock Awards” certain compensation which had previously been reflected as “Bonus” compensation, (ii) to include under the column “All Other Compensation” certain severance compensation payable to Mr. David Morash, our former President, which was accrued in fiscal 2005, but payable in 2006, and (iii) to correct the related footnotes for these items. Under Item 11, the table showing the beneficial ownership of our common stock has been amended to (i) correct the disclosure concerning the holdings of “All current executive officers and directors as a group” to exclude shares beneficially owned by Mr. Morash from that total, since he was not an executive officer or director as of the date of that disclosure and (ii) to correct the related footnote. Except as described above, this amendment does not modify or update disclosures in, or exhibits to, the Annual Report on Form 10-KSB. Furthermore, except as described above, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing of the Annual Report on Form 10-KSB.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation							Long-Term Compensation Awards
		Salary ($)		Bonus ($)		Other Annual Compensation ($)			Restricted Stock Awards ($)		Securities Underlying Options / Warrants	All Other Compensation ($)
Mike H.P. Kwon Chairman and Chief Executive Officer	2005		$330,150		$—		$3,912,188	(5)		$—	300,000		$—
	2004		$265,000		$—		$17,778	(6)		$—	—		$—
	2003		$243,000		$60,000		$15,709	(6)		$—	—		$—

H. Clark Hickock(1) Chief Operating Officer	2005		$160,064		$—		$7,000	(6)		$38,000	270,000		$—

David L. Morash(2) President and Chief Financial Officer (former)	2005 2004	$ $	235,269 178,000	$ $	— —	$ $	53,120 9,000	(7) (6)	$ $	— —	100,000 500,000	$ $	431,620 —	(8)

Lixin Cheng(3) Chief Sales Officer	2005 2004	$ $	224,018 160,042	$ $	— —	$ $	9,725 5,633	(6) (6)	$ $	— 64,500	— 250,000	$ $	— —

Patrick Gray(4) Senior Vice President Finance and Controller	2005 2004	$ $	165,000 103,278	$ $	1,575 —	$ $	— —		$ $	— —	— 100,000	$ $	— —

(1)	Mr. Hickock commenced employment in April 2005.
(2)	Mr. Morash was employed by our company in November 2004 and resigned from his position as President and Chief Financial Officer effective December 5, 2005.
(3)	Mr. Cheng commenced employment in January 2004.
(4)	Mr. Gray commenced employment in February 2004.
(5)	Other annual compensation consists of an automobile allowance of $17,940, stock warrant and stock option exercises of $3,878,078 and life insurance coverage of $16,170.
(6)	Other annual compensation consists of an automobile allowance.
(7)	Other annual compensation consists of an automobile allowance of $11,500 and life insurance coverage of $41,620.
(8)	All other compensation consists of severance benefits.

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

Name and Address:(1)	Number of Shares Beneficially Owned	Percent of Class(2)
5% or Greater Stockholders:
Entities affiliated with ComVentures(2) 305 Lytton Avenue Palo Alto, CA 94301	3,817,105	16.9%
Entities affiliated with Stephens Investment Management, LLC(3) One Sansome Street, Suite 2900 San Francisco, CA 94104	2,353,600	10.4%
Entities affiliated with Weiss, Peck & Greer Investments(3) 909 Third Avenue New York, NY 10022	1,673,697	7.4%
Entities affiliated with Potomac Capital Management(3) 825 Third Avenue, 33rd Floor New York, New York 10022	1,383,100	6.1%
Directors and Executive Officers:
Mike H.P. Kwon(4)	3,540,885	15.3%
David Morash(5)	610,000	2.6%
H. Clark Hickock(6)	280,000	1.2%
Lixin Cheng(7)	280,000	1.2%
Patrick Gray(8)	100,000	*
Jai Bhagat(9)	45,000	*
Scott Fox(9)	45,000	*
Osmo A. Hautanen(9)	45,000	*
Haydn Hsieh(10)	645,000	2.8%
Bryan B. Min(9)	45,000	*
Åke Persson	45,000	*
Seung Taik Yang(9)	45,000	*
All current executive officers and directors as a group (11 persons)(11)	5,115,885	21.0%

*	Less than one percent.
(1)	Except as otherwise indicated, the address for each beneficial owner is 6815 Flanders Drive, Suite 210, San Diego, California 92121.
(2)	Includes 3,580,468 shares held by ComVentures V, L.P.; 221,987 shares held by ComVentures V-B CEO Fund, L.P.; and 14,650 shares held by ComVentures V Entrepreneurs’ Fund, L.P. ComVen V, LLC is the general partner of each of the foregoing entities. Roland Van der Meer, a partner with Com Ventures, serves as a director of the company.
(3)	Based solely upon Schedule 13D filings made with the SEC by Stephens Investment Management LLC; Weiss, Peck & Greer Investments; and Potomac Capital Management on January 13, 2006, February 15, 2006 and December 8, 2005, respectively.
(4)	Shares of common stock beneficially owned include 518,151 shares subject to options and warrants exercisable within 60 days of March 21, 2006. Mr. Kwon is our Chairman and Chief Executive Officer.
(5)	Shares of common stock beneficially owned include 516,667 shares subject to options exercisable within 60 days of March 21, 2006. Mr. Morash served as our former President, and Chief Financial Officer.
(6)	Shares of common stock beneficially owned include 270,000 shares subject to options exercisable within 60 days of March 21, 2006. Mr. Hickock is our Chief Operating Officer.
(7)	Shares of common stock beneficially owned include 250,000 shares subject to options exercisable within 60 days of March 21, 2006. Mr. Cheng is our Chief Sales Officer.
(8)	Shares of common stock beneficially owned include 100,000 shares subject to options exercisable within 60 days of March 21, 2006. Mr. Gray is our Senior Vice President Finance and Corporate, Controller.
(9)	Serves as a director of the company.
(10)	Shares of common stock beneficially owned for Mr. Hsieh include 100,000 shares subject to warrants exercisable within 60 days of March 21, 2006.
(11)	Shares beneficially owned include 721,484 shares subject to options and warrants exercisable within 60 days of March 21, 2006. The aggregate number of shares of common stock owned by all current officers and directors excludes the shares beneficially owned by entities affiliated with Com Ventures.

Equity Compensation Plans

The following table describes our equity compensation plans as of December 31, 2005:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities referenced in column (a)) (c)
Equity compensation plans approved by our stockholders	3,484,976	(1)	$2.54	893,754

(1)	Includes (i) options to purchase 145,784 shares of common stock with a weighted average exercise price of $0.26 per share, all of which options were granted pursuant to the 2001 Stock Option Plan of Axesstel California and assumed by us in connection with the Corporate Combination Agreement between Miracom and Axesstel California; (ii) options to purchase 1,465,391 shares of common stock granted pursuant to our stock option plans established by the Board of Directors in September 2002, March 2003 and September 2003 with a weighted average exercise price of $1.88 per share; (iii) options to purchase 1,338,500 shares of common stock granted pursuant to our 2004 stock option plan established by the Board of Directors with a weighted average exercise price of $3.39 per share; (iv) 220,000 shares of common stock subject to warrants issued to various consultants in 2002 and 2003 with a weighted average exercise price of $2.86 per share; (v) 315,301 shares of common stock subject to warrants issued with an average exercise price of $2.87 per share to finders and investors of the 2004 financings.

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

ITEM 13. EXHIBITS

(a) Exhibits:

Exhibit No.	Document Description

3.1	Articles of Incorporation of the registrant, as amended(18)

3.2	Amended and Restated Bylaws of the registrant(18)

4.1	Specimen Common Stock Certificate(16)

10.1	Form of Common Stock Purchase Warrant, exercise price $1.00, dated January 8, 2004(7)

10.2	Form of Common Stock Purchase Warrant, exercise price $2.00 subject to adjustment, dated January 8, 2004(7)

10.3	Common Stock Purchase Warrant issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd(7)

10.4	Registration Rights Agreement dated March 11, 2004, by and among the registrant and Laurus Master Fund, Ltd(7)

10.5	Letter Agreement with North America Venture Fund II, L.P., dated April 15, 2004(1)

10.6	Lease Agreement for Office Space by and between Axesstel California and Smith Trust dated October 15, 2001(9)

10.7	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004(8)

10.8	Centerpark Plaza Office Lease with R&D Portfolio Holdings, LLC, dated June 2, 2005(18)

10.9	Lease Agreement between TBK Electronics Corp. and registrant, dated July 13, 2005(19)

10.11	Lease between Axesstel Korea, Inc. and Seongnam Industry Promotion Foundation, dated August 29, 2005(18)

10.12	Form of Indemnity Agreement for directors and executive officers of the registrant(5)

10.13	Subscriber Unit License Agreement between Axesstel California and Qualcomm Incorporated dated November 14, 2000, as amended+(10)

10.14	Supply Agreement by and between TeleCard Limited and the registrant dated November 2003+(10)

10.15	Supply Agreement by and between TeleCard Limited and the registrant dated November 2003+(10)

10.16	Purchase order with Tata Teleservices (Maharashtra) Limited, dated April 20, 2004+(1)

10.17	Purchase order with Tata Teleservices, Ltd., dated April 26, 2004+(1)

10.18	Supply Agreement between BellSouth International, Inc. and Axesstel-California, dated March 18, 2004+(11)

10.19	Form of Common Stock Purchase Warrant issued to finder and its assignees, dated March 11, 2004, in connection with the March 2004 Convertible Note Financing(11)

10.20	Offer Letter for Patrick Gray, dated February 11, 2004*(11)

10.21	Offer Letter for Lixin Cheng, dated December 22, 2003*(11)

10.22	Letter Agreement with Lixin Cheng dated June 16, 2005*(17)

10.23	Component Supply Agreement between QUALCOMM CDMA Technologies Asia-Pacific PTE LTD. and Axesstel-California, dated February 28, 2001, as amended+(16)

10.24	DMSS5100 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated December 5, 2002, as amended+(16)

10.25	DMSS5010 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated November 26, 2003+(16)

10.26	AMSS6500 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated April 11, 2004+(16)

10.27	Securities Purchase Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.28	Common Stock Purchase Warrant dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.29	Security Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.30	Registration Rights Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.31	Convertible Term Note dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.32	Stock Purchase Agreement dated October 12, 2004 between the registrant and certain investors affiliated with ComVentures(4)

10.33	2001 Stock Option Plan*(5)

10.34	Form Notice of Grant of Stock Option (2001 Stock Option Plan)*(5)

10.35	Form Stock Option Agreement (2001 Stock Option Plan)*(5)

10.36	Form Notice of Grant of Stock Option (September 2002, March 2003 and September 2003 Option Pools)*(5)

10.37	Form Stock Option Agreement (September 2002, March 2003 and September 2003 Option Pools)*(5)

10.38	Table of Stock Option Grants under 2001 Stock Option Plan And Prior Plans*(16)

10.39	2004 Equity Incentive Plan*(5)

10.40	Form of Stock Option Agreement (2004 Equity Incentive Plan)* (14)

10.41	Form of Stock Award Agreement (2004 Equity Incentive Plan)*(14)

10.42	Form of Subscription Agreement dated February 2003(3)

10.43	Promissory Note, as amended, dated August 17, 2004, between the registrant and Wells Fargo HSBC Trade Bank, National Association(3)

10.44	Security Agreement: Rights to Payment dated August 17, 2004, between the registrant and Wells Fargo HSBC Trade Bank, National Association(3)

10.46	Warrant to Purchase Common Stock dated September 1, 2002 issued to The Search for Value, Inc.(16)

10.47	Separation Agreement and General Release, dated December 13, 2005, between Axesstel, Inc. and David L. Morash*(20)

10.48	Warrant to Purchase Common Stock dated September 1, 2002 issued to Newport Capital Consultants(16)

10.49	Warrant to Purchase Common Stock dated October 1, 2003 issued to The Search for Value, Inc.(16)

10.50	Warrant to Purchase Common Stock dated October 1, 2003 issued to Newport Capital Consultants(16)

10.51	Executive Employment Agreement dated November 9, 2004 between the registrant and Mike H.P. Kwon*(3)

10.52	Form of Release Agreement dated November 4, 2004(6)

10.53	Settlement Agreement and General Release of All Claims dated November 15, 2004*(13)

10.54	USB Driver Software Tools Limited Use Agreement between the registrant and QUALCOMM Incorporated dated October 21, 2004(16)

10.55	Product Purchase Agreement dated as of June 15, 2004 with Data Teleservices Limited and Data Teleservices (Maharashtia) Limited(15)

10.56	Stock Purchase Agreement dated February 2, 2005 between the registrant and certain investors affiliated with ComVentures(16)

10.57	Form of Warrant Agreement to Mike H.P. Kwon and Saton Yukie(5)

10.58	2006 Change in Control Plan and Summary Plan Description*(21)

14.1	Code of Ethics for Directors, Officers and Employees(10)

21.1	Subsidiaries of the registrant(21)

23.1	Consent of Gumbiner Savett Inc.(21)

24.1	Power of Attorney(21)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB/A for the period ending June 30, 2004, filed on September 7, 2004
(2)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on August 20, 2004
(3)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending September 30, 2004, filed on November 15, 2004
(4)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on October 15, 2004.
(5)	Incorporated by reference to exhibits to Registrant’s Form SB-2/A filed on October 29, 2004.
(6)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on November 10, 2004.
(7)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(8)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending June 30, 2003 filed on August 16, 2004
(9)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on April 19, 2004
(10)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004
(11)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004
(12)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB/A for the period ending June 30, 2004, filed on September 7, 2004
(13)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on November 19, 2004.
(14)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on January 12, 2005.
(15)	Incorporated by reference to exhibits to Registrant’s Form 8-K/A filed on February 1, 2005.
(16)	Incorporated by reference to exhibits to Registrant’s Form SB-2 filed on February 4, 2005
(17)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on June 22, 2005.
(18)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005.

(19)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending September 30, 2005, filed on November 14, 2005.
(20)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on January 12, 2006.
(21)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB for the period ending December 31, 2005, filed on March 31, 2006.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission and are marked by an asterisk.
*	Management contract, or compensatory plan or arrangement.

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

AXESSTEL, INC.

By:	/S/ PATRICK GRAY
Patrick Gray
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)

Date: July 17, 2006

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Articles of Incorporation of the registrant, as amended(18)

3.2	Amended and Restated Bylaws of the registrant(18)

4.1	Specimen Common Stock Certificate(16)

10.1	Form of Common Stock Purchase Warrant, exercise price $1.00, dated January 8, 2004(7)

10.2	Form of Common Stock Purchase Warrant, exercise price $2.00 subject to adjustment, dated January 8, 2004(7)

10.3	Common Stock Purchase Warrant issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd(7)

10.4	Registration Rights Agreement dated March 11, 2004, by and among the registrant and Laurus Master Fund, Ltd(7)

10.5	Letter Agreement with North America Venture Fund II, L.P., dated April 15, 2004(1)

10.6	Lease Agreement for Office Space by and between Axesstel California and Smith Trust dated October 15, 2001(9)

10.7	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004(8)

10.8	Centerpark Plaza Office Lease with R&D Portfolio Holdings, LLC, dated June 2, 2005(18)

10.9	Lease Agreement between TBK Electronics Corp. and registrant, dated July 13, 2005(19)

10.11	Lease between Axesstel Korea, Inc. and Seongnam Industry Promotion Foundation, dated August 29, 2005(18)

10.12	Form of Indemnity Agreement for directors and executive officers of the registrant(5)

10.13	Subscriber Unit License Agreement between Axesstel California and Qualcomm Incorporated dated November 14, 2000, as amended +(10)

10.14	Supply Agreement by and between TeleCard Limited and the registrant dated November 2003+(10)

10.15	Supply Agreement by and between TeleCard Limited and the registrant dated November 2003+(10)

10.16	Purchase order with Tata Teleservices (Maharashtra) Limited, dated April 20, 2004+(1)

10.17	Purchase order with Tata Teleservices, Ltd., dated April 26, 2004+(1)

10.18	Supply Agreement between BellSouth International, Inc. and Axesstel-California, dated March 18, 2004+(11)

10.19	Form of Common Stock Purchase Warrant issued to finder and its assignees, dated March 11, 2004, in connection with the March 2004 Convertible Note Financing(11)

10.20	Offer Letter for Patrick Gray, dated February 11, 2004*(11)

10.21	Offer Letter for Lixin Cheng, dated December 22, 2003*(11)

10.22	Letter Agreement with Lixin Cheng dated June 16, 2005*(17)

10.23	Component Supply Agreement between QUALCOMM CDMA Technologies Asia-Pacific PTE LTD. and Axesstel-California, dated February 28, 2001, as amended+(16)

10.24	DMSS5100 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated December 5, 2002, as amended+(16)

1

Exhibit No.	Document Description

10.25	DMSS5010 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated November 26, 2003+(16)

10.26	AMSS6500 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated April 11, 2004+(16)

10.27	Securities Purchase Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.28	Common Stock Purchase Warrant dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.29	Security Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.30	Registration Rights Agreement dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.31	Convertible Term Note dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(2)

10.32	Stock Purchase Agreement dated October 12, 2004 between the registrant and certain investors affiliated with ComVentures(4)

10.33	2001 Stock Option Plan*(5)

10.34	Form Notice of Grant of Stock Option (2001 Stock Option Plan)*(5)

10.35	Form Stock Option Agreement (2001 Stock Option Plan)*(5)

10.36	Form Notice of Grant of Stock Option (September 2002, March 2003 and September 2003 Option Pools)*(5)

10.37	Form Stock Option Agreement (September 2002, March 2003 and September 2003 Option Pools)*(5)

10.38	Table of Stock Option Grants under 2001 Stock Option Plan And Prior Plans*(16)

10.39	2004 Equity Incentive Plan*(5)

10.40	Form of Stock Option Agreement (2004 Equity Incentive Plan)* (14)

10.41	Form of Stock Award Agreement (2004 Equity Incentive Plan)*(14)

10.42	Form of Subscription Agreement dated February 2003(3)

10.43	Promissory Note, as amended, dated August 17, 2004, between the registrant and Wells Fargo HSBC Trade Bank, National Association(3)

10.44	Security Agreement: Rights to Payment dated August 17, 2004, between the registrant and Wells Fargo HSBC Trade Bank, National Association(3)

10.46	Warrant to Purchase Common Stock dated September 1, 2002 issued to The Search for Value, Inc.(16)

10.47	Separation Agreement and General Release, dated December 13, 2005, between Axesstel, Inc. and David L. Morash*(20)

2

Exhibit No.	Document Description

10.48	Warrant to Purchase Common Stock dated September 1, 2002 issued to Newport Capital Consultants(16)

10.49	Warrant to Purchase Common Stock dated October 1, 2003 issued to The Search for Value, Inc.(16)

10.50	Warrant to Purchase Common Stock dated October 1, 2003 issued to Newport Capital Consultants(16)

10.51	Executive Employment Agreement dated November 9, 2004 between the registrant and Mike H.P. Kwon*(3)

10.52	Form of Release Agreement dated November 4, 2004(6)

10.53	Settlement Agreement and General Release of All Claims dated November 15, 2004*(13)

10.54	USB Driver Software Tools Limited Use Agreement between the registrant and QUALCOMM Incorporated dated October 21, 2004(16)

10.55	Product Purchase Agreement dated as of June 15, 2004 with Data Teleservices Limited and Data Teleservices (Maharashtia) Limited(15)

10.56	Stock Purchase Agreement dated February 2, 2005 between the registrant and certain investors affiliated with ComVentures(16)

10.57	Form of Warrant Agreement to Mike H.P. Kwon and Saton Yukie(5)

10.58	2006 Change in Control Plan and Summary Plan Description*(21)

14.1	Code of Ethics for Directors, Officers and Employees(10)

21.1	Subsidiaries of the registrant(21)

23.1	Consent of Gumbiner Savett Inc.(21)

24.1	Power of Attorney(21)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB/A for the period ending June 30, 2004, filed on September 7, 2004
(2)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on August 20, 2004
(3)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending September 30, 2004, filed on November 15, 2004
(4)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on October 15, 2004.
(5)	Incorporated by reference to exhibits to Registrant’s Form SB-2/A filed on October 29, 2004.
(6)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on November 10, 2004.
(7)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending March 31, 2003, filed on May 24, 2004
(8)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending June 30, 2003 filed on August 16, 2004
(9)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on April 19, 2004

3

(10)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004
(11)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004
(12)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB/A for the period ending June 30, 2004, filed on September 7, 2004
(13)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on November 19, 2004.
(14)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on January 12, 2005.
(15)	Incorporated by reference to exhibits to Registrant’s Form 8-K/A filed on February 1, 2005.
(16)	Incorporated by reference to exhibits to Registrant’s Form SB-2 filed on February 4, 2005
(17)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on June 22, 2005.
(18)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005.
(19)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending September 30, 2005, filed on November 14, 2005.
(20)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on January 12, 2006.
(21)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB for the period ending December 31, 2005, filed on March 31, 2006.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission and are marked by an asterisk.
*	Management contract, or compensatory plan or arrangement.

4