Form 10-Q
period 2006-06-30
AXESSTEL INC
filed 2006-08-14
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 10, 2006
Common Stock, $0.0001 per share	22,755,089 shares

Axesstel, Inc.

Form 10-Q

For the Six months ended June 30, 2006

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,778,649	$9,161,502
Accounts receivable, net	18,073,500	13,696,081
Inventories	3,030,191	3,314,019
Assets held for sale	960,000	—
Prepayments and other current assets	1,268,770	1,749,139

Total current assets	29,111,110	27,920,741
Property and equipment, net	1,917,189	3,709,351
Other assets
License, net	3,255,492	3,674,592
Goodwill	385,564	385,564
Other, net	632,250	860,520

Total other assets	4,273,306	4,920,676

Total assets	$35,301,605	$36,550,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,107,061	$8,610,622
Bank financings	4,707,083	7,239,000
Customer advances	1,128,004	—
Accrued royalties	1,161,481	569,561
Accrued warranties	634,000	558,400
Accrued expenses and other current liabilities	2,592,358	1,611,910

Total current liabilities	23,329,987	18,589,493
Long-term liabilities	3,040,000	2,500,000
Stockholders’ equity
Common stock, par value $0.0001; authorized 50,000,000 shares; 22,710,089 and 22,543,589 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2,271	2,253
Additional paid-in capital	37,984,044	37,898,941
Accumulated other comprehensive income	195,834	63,802
Unearned compensation	(238,795)	(492,513)
Accumulated deficit	(29,011,736)	(22,011,208)

Total stockholders’ equity	8,931,618	15,461,275

Total liabilities and stockholders’ equity	$35,301,605	$36,550,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Revenues	$22,792,911	$36,969,554	$33,303,299	$65,980,009
Cost of goods sold	20,192,207	32,457,773	30,433,771	57,901,365

Gross margin	2,600,704	4,511,781	2,869,528	8,078,644
Operating expenses:
Research and development	1,241,739	1,376,946	2,547,116	2,731,512
Selling, general and administrative	3,944,439	2,969,361	6,668,326	5,794,786
Impairment of assets	1,264,254	—	1,264,254	—

Total operating expenses	6,450,432	4,346,307	10,479,696	8,526,298

Operating income (loss)	(3,849,728)	165,474	(7,610,168)	(447,654)
Other income (expense):
Interest income and other income	371,911	196,524	747,077	213,567
Interest expense and other expense	(108,537)	(14,124)	(137,437)	(797,962)

Total other income (expense)	263,374	182,400	609,640	(584,395)

Profit (loss) before income tax provision	(3,586,354)	347,874	(7,000,528)	(1,032,049)
Income tax provision	—	19,742	—	29,037

Net income (loss)	(3,586,354)	328,132	(7,000,528)	(1,061,086)
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,207)	4,467	132,032	(1,967)

Comprehensive income (loss)	(3,600,561)	332,599	(6,868,496)	(1,063,053)

Earnings (loss) per share
Basic	$(0.16)	$0.01	$(0.31)	$(0.06)

Diluted	$(0.16)	$0.01	$(0.31)	$(0.06)

Weighted average shares outstanding
Basic	22,650,672	22,069,581	22,617,964	17,970,929
Diluted	22,650,672	23,286,613	22,617,964	17,970,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net loss	$(7,000,528)	$(1,061,086)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,505,232	1,620,931
Asset impairment	1,264,254	—
Stock-based compensation	12,121	38,000
(Increase) decrease in:
Accounts receivable	(4,377,419)	(7,439,716)
Inventories	283,828	1,187,005
Prepayments and other current assets	480,369	1,120,472
Other assets	(81,527)	(265,030)
Increase (decrease) in:
Accounts payable	4,496,439	1,718,573
Accrued expenses and other liabilities	3,315,972	(150,136)

Total adjustments	6,899,269	(3,290,373)

Net cash used in operating activities	(101,259)	(4,351,459)

Cash flows from investing activities:
Acquisition of property and equipment	(1,002,109)	(378,205)

Net cash used in investing activities	(1,002,109)	(378,205)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	120,400	19,072,586
Proceeds from bank financing	4,707,083	—
Repayment of bank financing	(7,239,000)	(1,330,000)

Net cash provided by (used in) financing activities	(2,411,517)	17,742,586

Cumulative translation adjustment	132,032	(1,967)

Net increase (decrease) in cash and cash equivalents	(3,382,853)	13,010,955
Cash and cash equivalents at beginning of year	9,161,502	7,525,259

Cash and cash equivalents at end of period	$5,778,649	$20,536,214

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$131,906	$333,824
Income tax	$—	$163,399

Supplemental disclosures of non-cash investing and financing activities:

During the first six months of 2006, the Company entered into the following transactions:

•	The Company recorded assets held for sale of $960,000 comprised of fixed assets of $700,000 and a long term lease deposit of $260,000. These assets were subsequently sold in the third quarter of 2006 as outlined in Note 16 of the Financial Statements.

•	The Company cancelled 30,000 shares of restricted common stock valued at $47,400 to a former member of the board of directors.

During the first six months of 2005, the Company entered into the following transactions:

•	The Company issued 125,000 shares of common stock to North America Venture Fund II, L.P. and 772,152 shares of common stock to Laurus Master Fund, Ltd. in repayment for notes payable of $2,690,000 in the aggregate.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation, and in order to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

The Company has established the Friday nearest to the end of the calendar quarter to be the financial reporting date. The second quarter of the year ended December 31, 2005, ended on July 1, 2005, and the second quarter of the year ending December 31, 2006, ended on June 30, 2006. The Company reports its annual results as of December 31 and for the year then ending.

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

Accounts Receivable

Generally, the obligations for the Company’s foreign customers are secured either by letters of credit or by credit insurance, subject to a 5% deductible. The Company generally does not receive security for domestic customer obligations. At June 30, 2006, one customer with credit terms was significantly late in providing payment. Based on the Company’s risk assessment of this late paying customer, the Company established an account receivable allowance of $500,000 representing approximately 50% of the receivable. Significant management judgment is required to determine the allowance for doubtful accounts. The Company will make every effort to collect the entire amount, but may be required to record a further adjustment in 2006 if it is unsuccessful. At June 30, 2006 and December 31, 2005, the accounts receivable allowance was $500,000.

Inventory

Inventories are stated at the lower of cost (average) or market. The Company reviews the components of the inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. Management concluded that no inventory reserve was needed as of June 30, 2006 or December 31, 2005.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives of the respective assets, as follows:

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

SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. The Company’s engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, the Company expenses all research and development activities performed up to the commencement of the manufacturing process and have not capitalized any software costs as of June 30, 2006 and December 31, 2005. Engineering product maintenance cost continue to be expensed as incurred.

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

In the six months ended June 30, 2006, the Company recorded an impairment charge of $1.3 million for long-lived assets associated with the closure of its Korean manufacturing location. The Company determined there was no impairment of long-lived assets at December 31, 2005.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, other liabilities and long-term liabilities of $540,000 approximate fair value due to the short-term maturities of these instruments. The fair value of the $2.5 million long-term liability for accrued license fee cannot be determined because the obligation is contingent upon events to occur in the future, as detailed in Notes 7 and 10.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, the Company normally exchanges them or provides credits to the customer. The returned products are shipped back to the supplier and the Company is allowed a credit or exchange from the supplier. The Company provides allowances for potential sales returns when necessary. Management concluded that no allowance was needed as of June 30, 2006 and December 31, 2005.

On certain contracts, the Company provides for a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. All products are tested for quality inspection prior to shipment and the Company has historically experienced a minimal level of defective units. On other contracts, the Company does not provide a warranty replacement unit of one percent of total units shipped. In these cases, the Company provides warranty support to the customer through service centers operated by third parties under contract with the Company. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the six months ended June 30, 2006, warranty costs amounted to approximately $415,000 and, as of June 30, 2006, the Company has established a warranty reserve of approximately $634,000 to cover additional service costs over the life of the warranties. During the six months ended July 1, 2005, warranty costs amounted to approximately $212,000 and, as of July 1, 2005, the Company had established a warranty reserve of $318,000 to cover additional service costs over the life of the warranties. Management believes that no additional warranty reserve is needed as of June 30, 2006.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Condensed Consolidated Financial Statements as of the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R, except for disclosures for comparative purposes.

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

Compensation Costs

Results of operations for the three and six months ended June 30, 2006 include stock-based compensation costs of approximately $12,000 comprised of approximately $11,000 for the issuance of restricted stock and approximately $1,000 for the issuance of employee stock options grants.

Results of operations for the three and six months ended July 1, 2005 include stock-based compensation costs of approximately $38,000 related to the issuance of restricted stock.

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. All options granted have a maximum term of ten years. As permitted by SAB 107, the Company utilized the “shortcut approach” to estimate the options’ expected term of six years for the six months ended June 30, 2006, which represents the period of time that options granted are expected to be outstanding. The Company utilized this approach since the historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of the stock and was 82% for the six months ended June 30, 2006. The Company estimated the forfeiture rate of 12% for the six months ended June 30, 2006 based on historical data for forfeitures and the Company is recognizing compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant and was 4.8% for the six months ended June 30, 2006. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

The following weighted-average assumptions were utilized for the calculations during each period:

	Three months ended		Six months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Expected life (in years)	6.0	5.0	6.0	5.0
Expected volatility	84%	60.0%	82.0%	63.0%
Forfeiture rate	12.0%	—	12.0%	—
Risk-free interest rate	4.9%	6.0%	4.8%	6.0%

Adjusted net income (loss) information

If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for stock option awards consistent with the methodology prescribed by SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would be adjusted to the pro forma amounts indicated below:

	Three Months Ended July 1, 2005	Six Months Ended July 1, 2005
Net income (loss), as reported	$328,132	$(1,061,086)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(214,088)	(430,977)

Pro forma net income (loss)	$114,044	$(1,492,063)

Earnings (loss) per share:
Basic—as reported	$0.01	$(0.06)
Basic—pro forma	$0.01	$(0.08)
Diluted—as reported	$0.01	$(0.06)
Diluted—pro forma	$0.01	$(0.08)

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

Earnings (loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the six months ended June 30, 2006 and July 1, 2005, 3,832,951 and 3,903,135 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Numerator:
Net income (loss) attributable to common stockholders	$(3,586,354)	$328,132	$(7,000,528)	$(1,061,086)
Denominator:
Denominator for basic net income per share—weighted average shares	22,650,672	22,069,581	22,617,964	17,970,929
Effect of dilutive securities:
Stock options and warrants	—	1,217,032	—	—

Dilutive potential common stock	—	—	—	—

Denominator for diluted income per share—adjusted weighted average shares	22,650,672	23,286,613	22,617,964	17,970,929
Basic earnings (loss) per share	$(0.16)	$0.01	$(0.31)	$(0.06)

Diluted earnings (loss) per share	$(0.16)	$0.01	$(0.31)	$(0.06)

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

During the six months ended June 30, 2006, 51% of the Company’s revenues were derived from three customers, whose orders comprised of 27%, 14%, and 10% of revenues respectively. At June 30, 2006, the amounts due from such customers were $7.4 million, $2.4 million, and $1.4 million, respectively, which were included in accounts receivable. During the six months ended June 30, 2006, the Company purchased the majority of its products from one manufacturer. At June 30, 2006, the amount due to this manufacturer was $9.3 million.

During the six months ended July 1, 2005, 92% of the Company’s revenues were derived from three customers, whose orders comprised of 60%, 22% and 10% of revenues respectively. At July 1, 2005, the amounts due from such customers were $6.2 million, $6.6 million and $2.3 million, respectively, which were included in accounts receivable. During the six months ended July 1, 2005, the Company purchased the majority of its products from one manufacturer. At July 1, 2005, the amount due to this manufacturer was $15.6 million.

As of June 30, 2006, the Company maintained assets of approximately $5.7 million at its location in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company’s operations.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Recent Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

2. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	June 30, 2006	December 31, 2005
Prepaid taxes	$332,790	$512,116
Prepaid insurance	128,878	185,380
Prepaid rent	117,789	37,484
Prepaid royalty	300,000	100,000
Prepaid tooling	15,696	174,248
Supplier advances	339,004	425,978
Restricted cash	—	262,016
Other	34,613	51,917

	$1,268,770	$1,749,139

3. INVENTORY

Inventory consisted of the following:

	June 30, 2006	December 31, 2005
Raw materials	$1,994,674	$3,048,875
Work in process	26,999	50,085
Finished goods	1,008,518	215,059

	$3,030,191	$3,314,019

4. ASSETS HELD FOR SALE

Assets held for sale consisted of the following:

	June 30, 2006	December 31, 2005
Machinery and equipment	$700,000	$—
Factory lease deposit	260,000	—

	$960,000	$—

These assets were associated with the closure of the Korean facility and were sold to a third party subsequent to the end of the quarter.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2006	December 31, 2005
Machinery and equipment	$545,966	$3,076,981
Office furniture and equipment	684,550	668,199
Software	2,540,445	1,799,770
Leasehold improvements	318,215	529,237

	4,089,176	6,074,187
Accumulated depreciation	(2,171,987)	(2,364,836)

	$1,917,189	$3,709,351

6. OTHER ASSETS

Other assets consisted of the following:

	June 30, 2006	December 31, 2005
Deposits	$185,117	$443,911
Patents and trademarks	447,133	416,609

	$632,250	$860,250

7. LICENSE

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

The Agreement, as amended, allows the Company to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The Agreement, as amended, has no fixed termination date and the Company has assigned an estimated life of 5 to 10 years for the license. As of June 30, 2006 and December 31, 2005, the license consisted of the following:

	June 30, 2006	December 31, 2005
License	$5,500,000	$5,500,000
Accumulated amortization	(2,244,508)	(1,825,408)

	$3,255,492	$3,674,592

Amortization expense related to this license amounted to $419,000 and $274,000 for the six months ended June 30, 2006 and July 1, 2005; respectively.

8. GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. The Company has elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. The Company completed its testing for the year ended December 31, 2005 using the method discussed in SFAS No. 142 and determined that there was no impairment for the year ended December 31, 2005. Impairment costs, when recognized, are recorded as a charge to operations. As of June 30, 2006 and December 31, 2005, goodwill amounted to $385,564.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2006	December 31, 2005
Lease liability	$124,144	$152,638
Accrued payroll, taxes and benefits	602,257	526,310
Accrued commissions	405,272	28,624
Accrued freight	445,338	50,000
Accrued legal and professional fees	200,000	365,000
Accrued operating expenses	815,347	489,338

	$2,592,358	$1,611,910

10. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:

	June 30, 2006	December 31, 2005
Accrued license fee	$2,500,000	$2,500,000
Note payable	346,950	—
Accrued payroll taxes	193,050	—

	$3,040,000	$2,500,000

In consideration of the expanded license fee agreement detailed in Note 7, the Company has agreed to pay the licensor $2.5 million contingent on certain milestones being achieved. Once these milestones are reached, the Company will be required to pay the licensor installment payments over a two year period. At this time, the Company expects to achieve the milestones within 1 to 2 years, triggering the two year installment period.

As detailed in Note 15, the Company recorded a liability of $540,000 associated with the general release and separation payment of Mike H.P. Kwon. The liability includes a Note payable to Mr. Kwon of approximately $347,000 and approximately $193,000 for applicable payroll taxes. The principal balance under the Note bears interest at the Prime Rate plus one percent and all amounts outstanding under the Note are due and payable on the earlier of the date Mr. Kwon’s employment with us is terminated, whether voluntarily or involuntarily, or May 15, 2008.

11. BANK FINANCING

As of June 30, 2006 and December 31, 2005, the Company had outstanding bank loans of $4.7 million and $7.2 million, respectively, from Silicon Valley Bank (SVB), secured by certain accounts receivable in approximately the same amount. The $7.2 million loan balance from December 31, 2005 has since been repaid, and the loan balance from June 30, 2006 of $4.7 million was established in the second quarter of 2006. The outstanding principal balance of the loans bear interest ranging from LIBOR rate plus 2.5% to SVB’s Prime Rate plus 2.5%, and are due upon receipt of the related receivable.

12. STOCKHOLDERS’ EQUITY

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

In April 2006, employee stock options for 66,500 shares of the Company’s stock were exercised at $.60 per share resulting in proceeds of approximately $40,000.

In May 2006, the Company issued 10,000 shares of the Company’s common stock at its fair market value of $1.15 per share to an employee.

In May 2006, the Company cancelled 30,000 shares of its common stock valued at $1.58 per share issued to a former Board member.

In June 2006, employee stock options for 70,000 shares of the Company’s stock were exercised at prices ranging from $.60 to $1.30 per share resulting in proceeds of approximately $81,000.

Stock Option & Warrant Activity

        Awards under the Company’s 2004 Equity Incentive Plan may be granted to any of the Company’s employees, directors or consultants or those of the Company’s affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. As of June 30, 2006, options to purchase 2,187,500 shares of common stock have been granted under this plan to the Company’s employees, officers, directors, and consultants and 1,987,500 are outstanding; the Company has issued an aggregate of 240,000 restricted shares of common stock under this plan to non-employee directors and 20,000 shares of restricted common stock to an executive officer. The Company granted options to purchase 720,000 shares of common stock under this plan for the first six months of 2006 at an exercise price range of $1.19 to $1.97 per share, which was the fair market value on the grant date.

        The Company has issued stock options and warrants prior to the Company’s 2004 Equity Incentive Plan. As of June 30, 2006, there were outstanding options and warrants granted to employees, directors and consultants to purchase 3,832,951 shares of the Company’s common stock (including the 2004 Equity Incentive Plan), of which 3,115,920 stock options and warrants are exercisable at that time. The remaining 717,031 stock options and warrants are exercisable over the next four years. The exercise prices for the outstanding stock options and warrants range from $0.26 to $4.35 per share with a weighted average exercise price of approximately $2.34 per share.

13. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues by geographic region, but does not manage operations by region.

Revenues by geographic region based on customer locations for the three months and six months ended June 30, 2006 and July 1, 2005 were as follows:

	Three months ended		Six months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Revenues
Asia and Pacific Rim	$7,966,484	$27,514,709	$13,750,278	$49,448,922
Latin America	14,360,156	9,454,845	18,169,891	16,531,087
EMEA	460,661	—	1,366,285	—
United States	5,610	—	16,845	—

Total revenues	$22,792,911	$36,969,554	$33,303,299	$65,980,009

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

Korea: In June 2005, the Company entered into a non-cancelable operating lease for 28,880 square feet of factory space for its Korean operations. The premise is located at Gyeonggi-do, Seoul Korea. The lease term is two years with monthly payments of approximately $26,000. This factory lease was assigned to a third party subsequent to the end of the quarter as part of the sale agreement for the Korean factory equipment as outlined in Note 16. In August 2005, the Company entered into a ten year operating lease for approximately 5,600 square meters (approximately 18,400 square feet) of office space for its Korean research and development center. The premise is located in the Gyeonggi Province. The lease calls for annual lease payments to be made in advance in December of each year in an amount equal to two percent of the “Building Value” as defined in the lease. For 2006, annual rent is approximately $224,000. The Building Value and resulting rent per square meter is subject to adjustment after 2006 based on market conditions.

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

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of June 30, 2006, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

15. RELATED PARTY TRANSACTIONS

On May 16, 2006, we entered into a separation and general release agreement (“Separation Agreement”) with Mike H.P. Kwon pursuant to which his employment as our chief executive officer and his Employment Agreement dated as of January 5, 2004 were terminated. Under the Separation Agreement and in exchange for a general release of claims, Mr. Kwon was entitled to receive a lump sum payment of $540,000, less applicable taxes (“Separation Payment”), and all outstanding stock options and other equity awards issued to Mr. Kwon will vest in full and become immediately exercisable and will remain so for the remainder of the respective terms of each such award. Concurrent with the effectiveness of the Separation Agreement, Mr. Kwon loaned to Axesstel the principal sum of $346,950, an amount equal to the Separation Payment less applicable withholding taxes, under the terms of a promissory note dated May 16, 2006 (“Note”). The principal balance under the Note bears interest at the Prime Rate plus one percent and all amounts outstanding under the Note are due and payable on the earlier of the date Mr. Kwon’s employment with us is terminated, whether voluntarily or involuntarily, or May 15, 2008.

16. SUBSEQUENT EVENTS

Sale of Korean Factory Equipment and Property Lease

Effective July 31, 2006, the Company entered into an agreement for the sale of substantially all of the assets of our Korean manufacturing facility. Under the terms of the Installment Sale Agreement (“Agreement”) between Axesstel Korea, Inc., a Korean company and our wholly-owned subsidiary (“Subsidiary”), and Park JongHeun, an individual and former employee of Subsidiary (“Park”), our Subsidiary will sell to Park certain assets, including tangible personal property and associated software and warranty rights. Under the Agreement, Park will pay US$960,000 in thirty-five equal monthly installments commencing November 1, 2006. Park has also agreed to assume certain contract rights and obligations, which include the obligations under a real property lease and Subsidiary’s obligations with respect to its employees involved in the factory operations.

Accounts Receivable Credit Facility with Silicon Valley Bank (SVB)

Effective August 8, 2006, the Company entered into a two-year $15 million receivables-based credit facility with Silicon Valley Bank (SVB). The facility is secured by all assets of the Company. The interest rate for outstanding loan balances will range from LIBOR rate plus 2.5% to SVB’s Prime Rate plus 2.5%, depending on the type of receivable.

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

Overview

We design, develop, market and manufacture fixed wireless voice and broadband data products for the worldwide telecommunications market. Our product portfolio includes fixed wireless desktop phones, public call office (PCO) phones, voice/data terminals, broadband modems, and broadband gateway devices for access to voice calling and high-speed data services. Our products have similar functionality to phones and modems that use the traditional landline telecommunications network; however, they are wireless desktop devices and can be substituted for wired phones and modems. All products that we have sold prior to the second quarter of 2006 were based on CDMA (3G Code Division Multiple Access) technology developed by Qualcomm Incorporated. We started development of new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies in 2005 and started shipments of these products in the second quarter of 2006.

We currently sell our products to telecommunications operators in developing countries where large segments of the population do not have telephone service and demand for telephone services has grown substantially in recent years. At present, our principal customers are Tata Teleservices Limited in India, XL Telecom Limited in India, Telefonica Moviles, S.A. in Latin America, and Telecommunications Movilnet C.A., in Latin America.

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

Recent Developments

During the second quarter of 2006, we experienced a management transition. In May 2006, we appointed Marv Tseu our Chief Executive Officer and a member of our Board of Directors. Marv succeeded Mike H.P. Kwon who continues with the Company as our Founder and Honorary Chairman.

We also continued our core operating focus on expanding and diversifying our customer base, enhancing our product line with unique solutions, and improving manufacturing and supply efficiencies.

Revenue in the second quarter was $22.8 million and was a reflection primarily of strong performance from new customers and countries, and new product introductions. We expanded our market share in Latin America this quarter, where we recorded record revenues of $14.3 million. We continue to diversify our customer base and as of June 30th, we had 41 customers worldwide, up from 29 at the same period last year. Recent new customer wins include Telefonica Moviles Guatemala, the largest wireless service provider in Guatemala; EVN Telecom, the largest CDMA fixed wireless operator in Vietnam; OneCommerce, a systems integrator with presence in the Philippines and other Asia Pacific countries; and, in partnership with XL Telecom, an award of a tender from BSNL, the largest government telecommunications service provider in India.

We believe we will be able to continue our revenue and margin growth in the third quarter of 2006. Based on our current backlog of orders for shipment, we anticipate that revenues will approach $30 million, with potentially breakeven performance on operating income. However, our results in the third quarter and for the foreseeable future will continue to be impacted significantly by our ability to secure orders from a limited number of large customers.

Historically our revenues were derived primarily from products designed and used for their voice capabilities. However, in 2005, we initiated sales of a broadband modem product which is based on the CDMA2000 1xEV-DO (EV-DO) standard, a newer version of the CDMA standard used for high-speed data communications.

At the outset of 2006, we announced that we were developing two next generation series of EV-DO products. During the second quarter of 2006 we began initial shipments of the MV 200 Series of broadband gateways. The MV 200 combines EV-DO wireless wide area networking (WWAN), circuit switch cellular voice and analog fax technology to provide wireless broadband data access, voice calling and fax capabilities all in one easy to use, plug-and-play desktop networking device.

We’ve also continued development of the MV 300 Series, which is a line of broadband gateway devices that provide business and commercial users EV-DO wireless wide area networking (WWAN), a WiFi wireless local area networking (WLAN) router, circuit switch cellular voice and analog fax in one integrated device. Shipments of the MV 300 Series are anticipated to begin in the fourth quarter of 2006.

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

Also during the second quarter of 2006 we launched our initial line of GSM phones. The new GSM product line enables us to serve a broader customer base that was previously unavailable to us. We shipped our first dual band GSM product to Telefonica Moviles Guatemala in June, and we anticipate this line will appeal to many other Latin American countries that favor GSM.

We are continuing to make changes to improve the business for better financial performance. We continued our transition our core manufacturing and supply chain management to China. We also announced the closing of the Korea manufacturing facility and the sale of equipment from this operation. This decision allows us to reduce unabsorbed overhead costs, while retaining the flexibility to use the facility on a contract basis for our new product introduction pilot lines and value engineering efforts. We have recorded a one-time charge for the closing of the manufacturing operations of $1.3 million.

Revenues

Our product portfolio consists of fixed wireless products in four categories: desktop phones, PCO phones, voice/data terminals and broadband modems. We have shipped the desktop phones and the PCO phones since 2004, and CDMA2000 1xEV-DO modems and voice/data terminals since 2005. We expect fixed wireless phones will continue to represent a major portion of our revenues for the foreseeable future. However, we believe that an increasing portion of our anticipated growth will come from sales of our next generation data products, such as our fixed wireless broadband modem and voice/data terminals, into developing and industrialized countries as demand grows for broadband data services. In 2005, we started development of new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies and started shipments of these products in the second quarter of 2006.

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the six months ended June 30, 2006, approximately 51% of our revenues were derived from three customers, with one customer representing approximately 27% and the other customers representing approximately 14% and 10% respectively.

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

We supply WNC with rolling forecasts. In addition, we receive forecasts from our customers, and in turn, place orders with WNC for near-term production. Based upon our purchase orders and forecasts, WNC procures components in amounts intended to meet the near-term demand. Additionally, we provide Qualcomm Incorporated, the manufacturer of our chipsets, with rolling forecasts for chipsets. WNC places the chipset orders and pays Qualcomm. Following receipt of our orders, WNC generally manufactures our products and delivers the finished goods to the customer’s freight forwarder in China or Miami, transferring title at that point. We generally recognize revenue upon the transfer of title to the freight forwarder. We generally arrange for WNC to manufacture our products based on the delivery needs of our customers, and therefore we do not maintain a significant inventory of products or components.

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

On certain contracts, we provide a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of sales. During the six months ended June 30, 2006, warranty costs amounted to approximately $415,000 and, as of June 30, 2006, the Company has established a warranty reserve of $634,000 to cover additional service costs over the life of the warranty. All products are tested by quality inspection prior to shipment and we have historically experienced a minimum level of defective units. Management believes that no additional warranty reserve is needed as of June 30, 2006, other than as discussed above.

Accounts Receivable Allowance

Collections from product sales for foreign customers are generally received via letter of credit arrangements or secured by credit insurance, subject to a 5% deductible. As such, collections on trade accounts receivable for foreign customers are reasonably assured. We generally do not receive security for domestic customer obligations. At times, we extend credit based on evaluation of the customer’s financial condition. At June 30, 2006, one customer with credit terms was significantly late in providing payment. Based on our risk assessment of this late paying customer, we established an account receivable allowance of $500,000 representing approximately 50% of the receivable. Significant management judgment is required to determine the allowance for doubtful accounts. We will make every effort to collect the entire amount, but we may be required to record a further adjustment in 2006 if we are unsuccessful.

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

Results of Operations

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended July 1, 2005

The following table sets forth, as a percentage of revenues, the condensed consolidated statement of operations data for the periods indicated:

	Three months ended		Six months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Revenues	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	88.59	87.80	91.38	87.75

Gross margin	11.41	12.20	8.62	12.25
Operating expenses
Research and development	5.45	3.72	7.65	4.14
Selling, general and administrative	17.31	8.03	20.02	8.78
Impairment of assets	5.55	—	3.80	—

	28.31	11.75	31.47	12.92
Operating income (loss)	(16.90)	0.45	(22.85)	(0.67)
Other income (expense)	1.16	0.49	1.83	(0.89)

Profit (loss) before income tax provision	(15.74)	0.94	(21.02)	(1.56)
Income tax provision	(0.00)	0.05	(0.00)	0.05

Net income (loss)	(15.74)	0.89	(21.02)	(1.61)

General.

We established record revenues of $94.7 million in 2005 continuing the momentum created in 2004 with the change in our business focus to establish our own Axesstel branded fixed wireless products. In the first and second quarters of 2005, we had established record revenues levels of $29.0 million and $37.0 million, respectively. However, due to reduced phone business in Asia, revenues for the first and second quarters of 2006 decreased to $10.5 million and $22.8 million, respectively. The decline in revenues for the first six months of 2006 led to decreased gross margins and increased operating expenses as a percent of revenues when compared to the first six months of 2005. We expect orders from our Asian customers to increase in the later portion of 2006 as compared to our sales in the region for the six months ended June 30, 2006. Our business from other regions remains strong. We more than doubled our revenue in Q2 2006 as compared to the preceding quarter due to record revenue in Latin America and shipments of our data products. We expect to continue this trend in the second half of 2006, and we also expect to ship increased levels of our newly introduced GSM products. In addition, our objective is to expand our customer base to reach new customers and new regions. We anticipate that most of our sales will be to foreign customers or for products to be used in foreign countries. As we grow, we expect to become less dependent on a limited concentration of customers. We believe demand for our products is increasing as evidenced by our second quarter’s revenue increase of 117% from the preceding quarter. We believe we will continue to grow in the second half of 2006 in all segments of our business as compared to the first six months of 2006. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors” section of this report.

Revenues.

For the three months ended June 30, 2006, which we refer to as Q2 2006, revenues were $22.8 million compared to $37.0 million for the three months ended July 1, 2005, which we refer to as Q2 2005, representing a 38% decrease. In Q2 2006, our revenues were derived principally from four customers, which four customers individually represented 25%, 14%, 14% and 13% of revenues. In Q2 2005, our revenues were derived principally from three customers, which three customers together represented 60%, 24% and 11% of revenues in Q2 2005.

For the six months ended June 30, 2006, revenues were $33.3 million compared to $66.0 million for the six months ended July 1, 2005, representing a 50% decrease. In the first six months of 2006, our revenues were derived principally from three customers, which individually represented 27%, 14%, and 10% of revenues. In the first six months of 2005, our revenues were derived principally from three customers, which three customers individually represented 60%, 22% and 10% of revenues.

Cost of Goods Sold.

For Q2 2006, cost of goods sold was $20.2 million compared to $32.4 million for Q2 2005, a decrease of 38%. For the six months ended June 30, 2006, cost of goods sold was $30.4 million compared to $57.9 million, a decrease of 47%. Both of these percentage decreases were mainly as a result of reduced revenues in the comparative periods. Our cost of materials declined on a per unit basis in 2006 as we were able to re-engineer our products to take advantage of cost efficient alternate parts, and reduce prices with our suppliers. In 2005 and continuing into 2006, most of our products were manufactured by one vendor. We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our vendor will be able to further decrease its costs to us due to their transition from Taiwan to China, and as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin.

For Q2 2006, gross margin as a percentage of revenues was 11% compared to 12% for Q2 2005. For the six months ended June 30, 2006, gross margin as a percentage of revenues was 9% compared to 12% for the six months ended July 1, 2005. Margin decreases in Q2 2006 were due to unabsorbed overhead expenses from our Korean manufacturing facility offset by increased revenue of our data products which typically experience higher margins than our phone products.

We expect gross margin to improve due to the closure of the Korea manufacturing facility at the end of Q2 2006, expected increases to revenue volume in the remainder of 2006, and expected favorable mix of data products. However, margins may fluctuate due to customer and product mix, as well as other factors.

Research and Development.

For Q2 2006, research and development was $1.2 million, compared to $1.4 million for Q2 2005, a decrease of 10%. As a percentage of revenue, research and development for Q2 2006 increased to 5% from 4% in Q2 2005 due to the lower revenue experienced in Q2 2006. For the six months ended June 30, 2006, research and development was $2.5 million, compared to $2.7 million for Q2 2005, a decrease of 7%. As a percentage of revenue, research and development for 2006 was 8% compared to 4% in 2005.

We are presently spending much of our research and development funds on our next generation phones, and the new line of data and GSM products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. Our research and development expenditures are expected to increase in absolute terms but decrease as a percent of revenues for the remainder of 2006.

Selling, General and Administrative.

For Q2 2006, selling, general and administration expenses were $3.9 million, compared to $3.0 for Q2 2005, an increase of 33%. This increase was mainly due to charges of $830,000 in connection with severance payments due on termination of certain executive employment agreements. As a percentage of revenue, selling, general and administration expenses for Q2 2006 increased to 17% from 8% in Q2 2005 due to the severance payments and lower revenue experienced in Q2 2006. For the six months ended June 30, 2006, selling, general and administration expenses were $6.7 million, compared to $5.8 for the six months ended July 1, 2005, an increase of 15%. As a percentage of revenue, selling, general and administration expenses for 2006 were 20% compared to 9% in 2005.

As our revenues increase, we expect our selling, general and administrative expenses to increase, but decrease as a percentage of revenues.

Impairment of Assets.

For Q2 2006, an impairment charge of $1.3 million was recorded against production equipment from our closed down manufacturing operations in Korea. The remaining values of these assets totaling $960,000 are recorded as assets held for sale on our balance sheet and were subsequently sold in the third quarter of 2006.

Other Income (Expense).

For Q2 2006, other income (expense) was a net benefit of approximately $263,000 compared to a net benefit of approximately $182,000 for Q2 2005. For the six months ended June 30, 2006, other income (expense) was a net benefit of approximately $610,000 compared to net expense of approximately $584,000 for the six months ended July 1, 2005. The majority of 2006’s net benefit derived from the sale of 217,084 shares of Ubistar common stock, formerly known as Axess Telecom, an unrelated third party. We acquired 392,156 shares of Ubistar common stock as part of a litigation settlement in 2004. The remainder of the shares, totaling 117,084, is expected to be sold in the third quarter of 2006. The majority of 2005’s net expense was derived from interest and other income of approximately $214,000 offset by expense associated with financing activities including prepayment penalties of $230,000 and $493,000 for finder fees, note payable discounts, and interest expense.

Provision for Income Taxes.

For Q2 2006, an income tax provision of zero was recorded compared to approximately $20,000 for Q2 2005. For the six months ended June 30, 2006, an income tax provision of zero was recorded compared to approximately $29,000 for the six months ended July 1, 2005.

We no longer record tax benefits against net losses and have established a full reserve against all deferred tax assets.

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

Net Income (Loss).

For Q2 2006, net loss was $3.6 million compared to net income of approximately $328,000 for Q2 2005. For the six months ended June 30, 2006, net loss was $7.0 compared to a net loss of $1.0 million for the six months ended July 1, 2005.

Liquidity and Capital Resources

At June 30, 2006, our principal sources of liquidity included cash and cash equivalents of $5.8 million compared to $9.2 million at December 31, 2005. In addition, at June 30, 2006, accounts receivable were $18.1 million, compared to $13.7 million at December 31, 2005. The majority of our accounts receivable are covered by letters of credit or are insured. At June 30, 2006, we had working capital of $5.8 million compared to working capital of $9.3 at December 31, 2005.

For the six months ended June 30, 2006, we used approximately $102,000 of cash from operations versus a usage of $4.4 million of cash from operations for the six months ended July 1, 2005 from a net loss of $7.0 million offset by changes in working capital of $4.1 million, depreciation and amortization of $1.5 million, and asset impairment of $1.3 million.

Investment activities used approximately $1.0 million of cash during the first six months ended June 30, 2006, compared to approximately $378,000 for the six months ended July 1, 2005, mainly for software purchases.

During the six months ended June 30, 2006, we had cash usage from financing activities of $2.4 million, as we repaid 7.2 million of bank financing from December 31, 2005, offset by new bank financing of $4.7 million. In August 2006, we entered into a two-year receivable based credit facility with Silicon Valley Bank (SVB). Combined, we expect our remaining cash balance and available credit facilities will allow us the necessary working capital to fund our operations for at least the next 12 months. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financing in the future. Future financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

As indicated above, to finance the cash needs for our business requirements, we have utilized bank financings in Q2 2006 as described below.

Silicon Valley Bank. As of June 30, 2006 and December 31, 2005, we borrowed $4.7 million and $7.2 million, respectively, from Silicon Valley Bank, secured by certain accounts receivable in approximately the same amount. The $7.2 million loan balance from December 31, 2005 has since been repaid, and a new loan balance of $4.7 million was established in the second quarter of 2006. The outstanding principal balance of the loans bore interest ranging from the LIBOR rate plus 2.5% to SVB’s prime rate plus 2.5% depending on the receivable financed. Payments of principal were immediately due and payable to SVB in the amount of each payment that we received under the pledged receivables.

As of June 30, 2006, the Company does not have any significant commitments for capital expenditures.

Recent Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Interest rates from our bank credit facility are based on LIBOR and SVB Prime Rates at the time our receivables are financed. As such, future financings are subject to market risk. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 30, 2006, we had $5.8 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at June 30, 2006, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2006, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from WNC in China. To mitigate the effects of currency fluctuations on the Company’s results of operations, all revenue from our international transactions and all products purchased from WNC were in US dollars.

We do maintain operations in Korea and have currency risk resulting from fluctuations between the Korean Won and the U.S. dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. As of June 30, 2006, we recorded a foreign transaction gain of approximately $11,000.

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

Under the supervision of our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that as of June 30, 2006, the design and operation of such disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors.

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

For the six months ended June 30, 2006, three of our customers and their affiliates accounted for approximately 51% of our revenues, of which one customer comprised approximately 27% and the other customers each comprised approximately 14% and 10% respectively. For the six months ended June 30, 2005, three of our customers and their affiliates accounted for approximately 92% of our revenues, of which one customer comprised approximately 60% and the other customers each comprised approximately 22% and 10% respectively. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

If we cannot sustain profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We continue to incur significant operating losses. We incurred a net loss of $7.0M for six months ended June 30, 2006, and a net loss of $10.2 million for the year ended December 31, 2005. At June 30, 2006, we had an accumulated deficit of $29.0 million. Achieving profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

We began shipments of products based on the GSM standard during the period ended June 30, 2006, and may face unexpected expenses in connection with the manufacture, support and sale of those products.

We have recently begun selling phones based on the GSM standard, and have plans to introduce additional products on the GSM and GPRS standards. We do not have substantial experience in manufacturing, selling or supporting products based on those standards. While we have historically had very low incidences of warranty claims for our CDMA based products, our products are complex. We may face higher instances of defects or warranty claims with respect to GSM products, which may result in higher service expenses. Having a GSM product suite will enable us to open new markets and sell to telephone service providers that have deployed GSM based networks. However, we do not currently have substantial experience with selling to this customer base, or designing, pricing and selling products in this market.

We must expand our customer base in order to grow our business.

To grow our business, we must fulfill orders from our existing customers, obtain additional orders from our existing customers, develop relationships with new customers and obtain and fulfill orders from new customers. We cannot guarantee that we will be able to develop relationships with additional telecommunications service providers and obtain purchase orders from those service providers. Further, even if we do obtain purchase orders from additional telecommunications service providers, there is no guarantee that those orders will be for product quantities or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling the orders. Whether we will be able to obtain additional orders for our products will depend on a number of factors, including:

•	the continued acceptance of fixed wireless products;

•	the growth in our target markets of fixed wireless infrastructure;

•	whether any of our customers require us to grant exclusivity or other restrictions on our ability to market our products to other carriers at competitive prices;

•	our ability to manufacture reliable products at competitive prices that have the features that are required by our customers and the end users of those products; and

•	our ability to expand relationships with existing customers and to develop relationships with new customers that will lead to additional orders for our products.

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

We may experience delays in manufacturing and our costs may increase if we are unable to accurately forecast all of our needs.

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

We have begun stocking inventory to meet customer needs. In addition, for competitive reasons or because of delays in the supply chain, we may be forced to stock additional components or finished product. This may require substantial working capital, which would be costly and might be unavailable, or may cause us to incur storage and other carrying costs. The inventory we stock might become obsolete, requiring us to write it off and sustain a loss, which could be substantial.

We rely upon a license and chipsets from Qualcomm Incorporated for CDMA technology that is critical to our products.

Substantially all of the products we have sold to date are based on proprietary CDMA technology that we license from Qualcomm. Our non-exclusive license from Qualcomm does not have a specified term and may be terminated by us or by Qualcomm for cause or upon the occurrence of specified events. If we were to lose access to this licensed technology, we would be forced to acquire rights to, or otherwise develop, other non-infringing technology, which would likely require us to adopt a wireless protocol other than CDMA, such as WCDMA. We might be unsuccessful in acquiring rights to, or otherwise developing, products based on these alternative technologies, and even if we are successful, the costs of acquiring or developing products based on an alternative technology and adapting our products to incorporate such technology might be so great that it would preclude us from being able to sell our products at competitive prices in the market.

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

Our sales cycle depends on the length of time required for adoption of new technologies in our target markets. In addition, the period between our initial contact with a potential customer and its decision to purchase our products is relatively long. The evaluation, testing, acceptance, proposal, contract negotiation, funding and implementation process can extend over many months. Based on our limited operating history, it generally takes us between three and six months to complete a sale to a customer; however, in certain instances the sales cycle may be substantially longer. As a result, we may not be successful in forecasting with certainty the sales that we will make in a given period.

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

We experienced a significant restructuring of management last quarter. Failure to transition smoothly between management teams or failure of new management to fulfill expectations could significantly damage our business and financial condition.

Effective May 16, 2006 Marvin Tseu, age 58, was appointed our Chief Executive Officer and elected a Class II member of our Board of Directors to serve until our 2007 annual meeting of stockholders or his earlier resignation or election of his successor. Mr. Tseu succeeds Mike H.P. Kwon as our Chief Executive Officer. Mr. Kwon will continue to serve as a member of our Board and in the new position of Founder and Honorary Chairman.

In addition, also effective May 16, 2006, our Board was reorganized with the following actions: (i) Bryan B. Min, who had served as a member of our Board since November 2005, was elected Chairman; (ii) Jai Bhagat, who has served as a member of our Board since August 2003, was elected Vice Chairman and Audit Committee Chair. Scott Fox, who served previously as Chair of the Audit Committee, Haydn Hsieh and Roland Van der Meer resigned from the Board.

If we are unable to transition smoothly between management teams, or if our new management teams fails to fulfill expectations, significant damage to our business and financial condition could result.

If we are unable to retain our key personnel necessary to operate our business, our ability to develop and market our products successfully could be harmed.

We depend substantially on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including engineering, finance, accounting, sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage the market’s perception of us. Our success also may depend on our ability to identify, attract and retain additional qualified management, engineering and sales and marketing personnel. In particular, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications. Competition for qualified engineers is intense, especially in San Diego, California, where our headquarters are located, and in Seoul, South Korea, where our research and development center is located. If we lose the services of a significant number of our engineers and cannot hire and integrate additional engineers, our ability to develop our products and implement our business strategy could be harmed.

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

We sell our products under our brand name, Axesstel. We use our brand name to compete in the fixed wireless telecommunications market. We have expended significant resources promoting our brand name, and we have three registered trademarks in the United States. However, registration of our brand name trademark will not necessarily deter or prevent unauthorized use by others. If other companies, including our competitors, use our brand name, consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with our brand name. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

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

Technology companies in general, and our company in particular, have a history of depending upon and using broad based employee stock option programs to hire, provide incentives and retain employees in a competitive marketplace. Prior to 2006, we did not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has recently adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We are required to record these expenses beginning with the first quarter of the year ending December 31, 2006. To lessen the impact of this change to future reportable earnings, in December 2005, we elected to accelerate the vesting period of all unvested stock options, and currently estimate that the impact to 2006 reported earnings will be minimal, approximately $14,000 based on the option grants issued to date. However, any future option grants will lead to a decrease of reported earnings, and may negatively impact our future stock price. In addition, the change in accounting rules could impact our decision making to utilize broad based employee stock plans as a means to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Our Founder beneficially owns approximately 15% of our outstanding common stock, ComVentures beneficially owns approximately 17% of our outstanding common stock, and Stephens Investment Management beneficially owns approximately 12% of our outstanding common stock; and each will be able to exert substantial influence over us and our major corporate decisions.

As of June 30, 2006, Mike H.P. Kwon, our Founder, Honorary Chairman and member of our Board of Directors, beneficially owns approximately 15% of our outstanding common stock, ComVentures beneficially owns approximately 17% of our outstanding common stock, and Stephens Investment Management beneficially owns approximately 12% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon, ComVentures, and Stephens Investment Management each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Employment Agreement between Marvin Tseu and Registrant, dated May 16, 2006 (1)

10.2	Stock Option Agreement between Marvin Tseu and Registrant, dated May 16, 2006 (1)

10.3	Separation Agreement and General Release between Mike H.P. Kwon and Registrant, dated May 16, 2006 (1)

10.4	Promissory Note of Registrant, dated May 16, 2006 (1)

10.5	Registrant’s Offer of Employment to Mike H.P. Kwon, dated May 16, 2006 (1)

10.6	Separation Agreement and General Release dated June 30, 2006 by and between the Company and Lixin Cheng (2)

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on May 18, 2006.
(2)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on July 6, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

/s/ Patrick Gray
Date: August 14, 2006	Patrick Gray Senior Vice President Finance and Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Employment Agreement between Marvin Tseu and Registrant, dated May 16, 2006 (1)

10.2	Stock Option Agreement between Marvin Tseu and Registrant, dated May 16, 2006 (1)

10.3	Separation Agreement and General Release between Mike H.P. Kwon and Registrant, dated May 16, 2006 (1)

10.4	Promissory Note of Registrant, dated May 16, 2006 (1)

10.5	Registrant’s Offer of Employment to Mike H.P. Kwon, dated May 16, 2006 (1)

10.6	Separation Agreement and General Release dated June 30, 2006 by and between the Company and Lixin Cheng (2)

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on May 18, 2006.
(2)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on July 6, 2006.