Form 10-Q
period 2006-09-29
AXESSTEL INC
filed 2006-11-15
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 10, 2006
Common Stock, $0.0001 per share	22,773,589 shares

Axesstel, Inc.

Form 10-Q

For the Nine months ended September 29, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	September 29, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,213,055	$9,161,502
Accounts receivable, net	27,999,940	13,696,081
Inventories	1,607,614	3,314,019
Prepayments and other current assets	988,614	1,749,139

Total current assets	36,809,223	27,920,741
Property and equipment, net	1,950,608	3,709,351
Other assets
License, net	3,045,942	3,674,592
Goodwill	385,564	385,564
Other, net	1,204,762	860,520

Total other assets	4,636,268	4,920,676

Total assets	$43,396,099	$36,550,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,511,594	$8,610,622
Bank financings	7,211,444	7,239,000
Accrued commissions	1,737,794	28,624
Accrued royalties	1,409,000	569,561
Accrued warranties	550,000	558,400
Accrued expenses and other current liabilities	2,778,974	1,583,286

Total current liabilities	31,198,806	18,589,493
Long-term liabilities	3,056,350	2,500,000

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.0001; authorized 50,000,000 shares; 22,767,589 and 22,543,589 shares issued and outstanding at September 29, 2006 and December 31, 2005, respectively	2,277	2,253
Additional paid-in capital	38,084,743	37,898,941
Accumulated other comprehensive income	109,431	63,802
Unearned compensation	(269,209)	(492,513)
Accumulated deficit	(28,786,299)	(22,011,208)

Total stockholders’ equity	9,140,943	15,461,275

Total liabilities and stockholders’ equity	$43,396,099	$36,550,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Revenues	$32,078,444	$16,898,645	$65,381,743	$82,878,654
Cost of goods sold	25,943,367	15,431,514	56,377,138	73,332,879

Gross margin	6,135,077	1,467,131	9,004,605	9,545,775
Operating expenses:
Research and development	1,722,482	1,441,002	4,269,598	4,172,514
Selling, general and administrative	4,292,320	2,619,990	10,960,646	8,414,776
Impairment of assets	(116,585)	—	1,147,669	—

Total operating expenses	5,898,217	4,060,992	16,377,913	12,587,290

Operating income (loss)	236,860	(2,593,861)	(7,373,308)	(3,041,515)
Other income (expense):
Interest income and other income	194,746	127,860	941,823	341,427
Interest expense and other expense	(206,169)	(14,771)	(343,606)	(812,733)

Total other income (expense)	(11,423)	113,089	598,217	(471,306)

Profit (loss) before income tax provision	225,437	(2,480,772)	(6,775,091)	(3,512,821)
Income tax provision	—	2,017,715	—	2,046,752

Net income (loss)	225,437	(4,498,487)	(6,775,091)	(5,559,573)

Earnings (loss) per share
Basic	$0.01	$(0.20)	$(0.30)	$(0.29)

Diluted	$0.01	$(0.20)	$(0.30)	$(0.29)

Weighted average shares outstanding
Basic	22,750,172	22,325,978	22,662,033	19,420,945
Diluted	23,058,982	22,325,978	22,662,033	19,420,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	September 29, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(6,775,091)	$(5,559,573)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,131,421	2,179,465
Asset impairment	1,147,669	—
Stock-based compensation	36,251	38,000
Deferred tax assets	—	1,900,000
(Increase) decrease in:
Accounts receivable	(14,303,859)	456,875
Inventories	1,706,405	(2,908,600)
Prepayments and other current assets	1,031,525	(59,396)
Other assets	(2,239)	(453,310)
Increase (decrease) in:
Accounts payable	8,900,972	(3,311,332)
Accrued expenses and other liabilities	4,292,247	(1,720,254)

Total adjustments	4,940,392	(3,881,552)

Net cash used in operating activities	(1,834,699)	(9,441,125)

Cash flows from investing activities:
Acquisition of property and equipment	(1,260,396)	(2,252,326)

Net cash used in investing activities	(1,260,396)	(2,252,326)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	128,575	19,270,638
Proceeds from bank financing	7,211,444	—
Repayment of bank financing	(7,239,000)	(1,330,000)

Net cash provided by financing activities	101,019	17,940,638

Cumulative translation adjustment	45,629	(117,464)

Net increase (decrease) in cash and cash equivalents	(2,948,447)	6,129,723
Cash and cash equivalents at beginning of year	9,161,502	7,525,259

Cash and cash equivalents at end of period	$6,213,055	$13,654,982

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$273,638	$333,824
Income tax	$—	$229,877

Supplemental disclosures of non-cash investing and financing activities:

During the first nine months of 2006, we entered into the following transactions:

•	Issued a $960,000 note receivable with a three year term in connection with our sale of fixed assets of $700,000 and other assets of $260,000.

•	Issued 45,000 shares of restricted common stock to a member of our Board of Directors and cancelled 30,000 shares from a former Board member. Combined, these shares are valued at $21,000.

During the first nine months of 2005, we entered into the following transactions:

•	Issued 125,000 shares of common stock to North America Venture Fund II, L.P. and 772,152 shares of common stock to Laurus Master Fund, Ltd. in repayment for notes payable of $2,690,000 in the aggregate.

•	Recorded a long-term liability associated with its expanded CDMA license of $2.5 million. The liability is contingent on the achievement of certain milestones being achieved. Once these milestones are achieved, we will be required to pay the licensor installment payments over a two year period. We do not expect to achieve the milestones within one year and there is no cash due in the current year for this obligation.

•	Cancelled 30,000 shares of restricted common stock valued at $93,000 which had been issued to a former member of the board of directors.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements of Axesstel, Inc., a Nevada corporation, and its subsidiaries (“Axesstel”), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation, and in order to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

We have established the Friday nearest to the end of the calendar quarter to be the financial reporting date. The third quarter of the year ended December 31, 2005, ended on September 30, 2005, and the third quarter of the year ending December 31, 2006, ended on September 29, 2006. We report our annual results as of December 31 and for the year then ending.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents with various commercial banks. These bank accounts are generally guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At times, cash balances at any single bank may be in excess of the FDIC insurance limit. The deposits are made with reputable financial institutions and we do not anticipate realizing any losses from these deposits.

Accounts Receivable

Generally, the obligations for our foreign customers are secured either by letters of credit or by credit insurance, subject to a 5% deductible. We generally do not receive security for domestic customer obligations. At September 29, 2006, one customer with credit terms was significantly late in providing payment. Based on the management’s risk assessment of this late paying customer, we established an account receivable allowance of $500,000 representing approximately 50% of the receivable. Significant management judgment is required to determine the allowance for doubtful accounts. We will make every effort to collect the entire amount, but may be required to record a further adjustment if we are unsuccessful. At September 29, 2006 and December 31, 2005, the accounts receivable allowance was $500,000.

Inventory

Inventories are stated at the lower of cost (average) or market. We review the components of the inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. Management concluded that no inventory reserve was needed as of September 29, 2006 or December 31, 2005.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives of the respective assets, as follows:

Machinery and equipment	3 to 7 years
Office furniture and equipment	3 to 7 years
Software	3 years
Leasehold improvements	Life of lease, or useful life if shorter

License

License includes the costs of a non-exclusive worldwide software technology license which allows us to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The license has no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic life of the license, which is approximately five to ten years.

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful life of the asset, which is approximately four years.

Software Development Costs

Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Significant management judgment is required in determining when technological feasibility has been achieved for a particular product. Capitalized software development costs are amortized when products are available for general release to customers, using the greater of (a) the ratio that current gross revenues for the products bear to the total current and anticipated future gross revenues for the products or (b) the straight-line method over the estimated useful life of the products.

SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. Our engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, we expense all research and development activities performed up to the commencement of the manufacturing process and have not capitalized any software costs as of September 29, 2006 and December 31, 2005. Engineering product maintenance costs incurred after the commencement of the manufacturing process are expensed as incurred.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets, such as fixed assets, licenses, patents and trademarks, under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to SFAS No. 144, we periodically evaluate, at least annually, whether facts or circumstances indicate that the carrying value of depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized.

In the nine months ended September 29, 2006, we recorded an impairment charge of $1.1 million for long-lived assets associated with the closure of our Korean manufacturing location. We determined there was no impairment of long-lived assets at December 31, 2005.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, other liabilities and long-term liabilities of $540,000 approximate fair value due to the short-term maturities of these instruments. The fair value of the $2.5 million long-term liability for accrued license fee cannot be determined because the obligation is contingent upon events to occur in the future, as detailed in Notes 6 and 9.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. We provide allowances for potential sales returns when necessary. Management concluded that no allowance was needed as of September 29, 2006 and December 31, 2005.

On certain contracts, we provide warranty replacement units at one percent of total units shipped. The cost related to the standard warranty replacement units are included in the cost of goods sold and recorded when revenue is recognized. All products are tested for quality inspection prior to shipment and we have historically experienced a minimal level of defective units. On other contracts, we do not provide a warranty replacement unit of one percent of total units shipped. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the nine months ended September 29, 2006, warranty costs amounted to approximately $353,000 and, as of September 29, 2006, we have established a warranty reserve of approximately $550,000 to cover additional service costs over the life of the warranties. During the nine months ended September 30, 2005, warranty costs amounted to approximately $286,000 and, as of September 30, 2005, the Company had established a warranty reserve of $347,000 to cover additional service costs over the life of the warranties. Management believes that no additional warranty reserve is needed as of September 29, 2006.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Adoption of SFAS 123R

Effective January 1, 2006, we adopted SFAS No. 123R (revised 2004), Share-Based Payment, (SFAS 123R) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and SFAS 123, Accounting for Stock Based Compensation, for periods beginning January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Condensed Consolidated Financial Statements as of the three and nine months ended September 29, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R, except for disclosures for comparative purposes.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statements of Operations, as all options granted under those plans are intended to have an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

Compensation Costs

Results of operations for the three and nine months ended September 29, 2006 include stock-based compensation costs of approximately $24,000 and $36,000 respectively, comprised of a restricted stock issuance and employee stock options grants.

Results of operations for the three and nine months ended September 30, 2005 include stock-based compensation costs of zero and approximately $38,000, respectively, related to the issuance of restricted stock.

All stock-based compensation costs have been recorded to our selling, general and administrative classification within our Condensed Consolidated Statements of Operations.

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. All options granted have a maximum term of ten years. As permitted by SAB 107, we utilized the “shortcut approach” to estimate the options’ expected term of six years for the nine months ended September 29, 2006, which represents the period of time that options granted are expected to be outstanding. The Company utilized this approach since the historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of the stock and were 83% for the nine months ended September 29, 2006. The Company estimated the forfeiture rate of 14% for the nine months ended September 29, 2006 based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant and was 4.8% for the nine months ended September 29, 2006. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

The following weighted-average assumptions were utilized for the calculations during each period:

	Three months ended		Nine months ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Expected life (in years)	6.0	5.0	6.0	5.0
Expected volatility	8.6%	60.0%	83.0%	63.0%
Forfeiture rate	14.0%	—	14.0%	—
Risk-free interest rate	4.8%	6.0%	4.8%	6.0%

Adjusted net income (loss) information

If we had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for stock option awards consistent with the methodology prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would be adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss), as reported	$(4,498,487)	$(5,559,573)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(296,974)	(727,694)

Pro forma net income (loss)	$(4,795,461)	$(6,287,267)

Earnings (loss) per share:
Basic—as reported	$(0.20)	$(0.29)
Basic—pro forma	$(0.21)	$(0.32)
Diluted—as reported	$(0.20)	$(0.29)
Diluted—pro forma	$(0.21)	$(0.32)

Stock Option and Warrant Activity

Awards under the 2004 Equity Incentive Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. As of September 29, 2006, options to purchase 2,237,500 shares of common stock have been granted under this plan to employees, officers, directors, and consultants and 1,916,000 are outstanding; we issued an aggregate of 240,000 restricted shares of common stock under this plan to non-employee directors and 20,000 shares of restricted common stock to an executive officer. We granted options to purchase 770,000 shares of common stock under this plan for the first nine months of 2006 at an exercise price range of $1.19 to $1.97 per share, which was the fair market value on the grant date.

We issued stock options and warrants prior to the 2004 Equity Incentive Plan. As of September 29, 2006, there were outstanding options and warrants granted to employees, directors and consultants to purchase 3,750,451 shares of common stock (including the 2004 Equity Incentive Plan), of which 3,016,003 stock options and warrants are exercisable at that time. The remaining 734,448 stock options and warrants are exercisable over the next four years. The exercise prices for the outstanding stock options and warrants range from $0.26 to $4.35 per share with a weighted average exercise price of approximately $2.30 per share.

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of September 29, 2006, and the activity during the nine months then ended, are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	2,883,701	$2.54
Options granted	770,000	$1.19
Options exercised	(147,500)	$.86
Options forfeited	(235,025)	$3.54

Options outstanding at September 29, 2006	3,271,176	$2.24	8.2	$681,650

Options vested and exercisable at September 29, 2006	503,874	$.80	6.3	$388,479

Summary of Stock Warrants

A summary of warrants under all of our share-based compensation plans as of September 29, 2006, and the activity during the nine months then ended, are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Warrants outstanding at December 31, 2005	601,275	$2.56
Warrants granted	—	$—
Warrants exercised	—	$—
Warrants forfeited	(122,000)	$2.00

Warrants outstanding at September 29, 2006	479,275	$2.70	3.3	$98,961

Warrants vested and exercisable at September 29, 2006	65,974	$.07	5.7	$98,961

Income Taxes

We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” As such, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Earnings (loss) per Share

We utilize SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the nine months ended September 29, 2006 and September 30, 2005, 3,750,451 and 3,544,644 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Numerator:
Net income (loss) attributable to common stockholders	$225,437	$(4,498,487)	$(6,775,091)	$(5,559,573)
Denominator:
Denominator for basic net income per share—weighted average shares	22,750,172	22,325,978	22,662,033	19,420,945
Effect of dilutive securities:
Stock options and warrants	308,810	—	—	—

Dilutive potential common stock	—	—	—	—

Denominator for diluted income per share—adjusted weighted average shares	23,058,982	22,325,978	22,662,033	19,420,945
Basic earnings (loss) per share	$0.01	$(0.20)	$(0.30)	$(0.29)

Diluted earnings (loss) per share	$0.01	$(0.20)	$(0.30)	$(0.29)

Foreign Currency Exchange Gains and Losses

Our reporting currency is the U.S. dollar. The functional currency of our foreign subsidiary is the Korean won. Our subsidiary’s assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of cumulative other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are recorded in the statements of operations and comprehensive income (loss) as a component of other income (expense).

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net income (loss)	$225,437	$(4,498,487)	$(6,775,091)	$(5,559,573)
Other comprehensive income (loss):
Foreign currency translation adjustment	(86,403)	(115,597)	45,629	(117,564)
Comprehensive income (loss):	$139,034	$(4,614,084)	$(6,729,462)	$(5,677,137)

Certain Risks and Concentrations

Our products include components subject to rapid technological change. Significant technological change could adversely affect our operating results and subject us to product obsolescence. We maintain return privileges with many of our suppliers and other ongoing programs to minimize the adverse effects of technological change.

During the nine months ended September 29, 2006, 62% of our revenues were derived from three customers, whose orders comprised 26%, 20%, and 16% of revenues respectively. At September 29, 2006, the amounts due from such customers were $10.0 million, $9.1 million, and $4.7 million, respectively, which were included in accounts receivable. During the nine months ended September 29, 2006, we purchased the majority of our products from one manufacturer. At September 29, 2006, the amount due to this manufacturer was $13.9 million.

During the nine months ended September 30, 2005, 81% of our revenues were derived from two customers, whose orders comprised 59% and 22% of revenues respectively. At September 30, 2005, the amounts due from such customers were zero and $4.8 million, respectively, which were included in accounts receivable. During the nine months ended September 30, 2005, we purchased the majority of our products from one manufacturer. At September 30, 2005, the amount due to this manufacturer was $8.8 million.

As of September 29, 2006, we maintained assets of approximately $5.8 million at our location in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt our operations.

Shipping and handling expenses

We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $2.4 million and approximately $48,000 for the nine months ended September 29, 2006 and September 30, 2005, respectively.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Recent Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

2. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 29, 2006	December 31, 2005
Prepaid taxes	$192,252	$512,116
Prepaid financings	112,500	—
Prepaid insurance	130,059	185,380
Prepaid rent	77,828	37,484
Prepaid royalty	85,017	100,000
Prepaid tooling	57,219	174,248
Supplier advances	12,625	425,978
Restricted cash	—	262,016
Note receivable, current portion	271,310	—
Other	49,804	51,917

	$988,614	$1,749,139

3. INVENTORIES

Inventories consisted of the following:

	September 29, 2006	December 31, 2005
Raw materials	$898,562	$3,048,875
Work in process	26,914	50,085
Finished goods	682,138	215,059

	$1,607,614	$3,314,019

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 29, 2006	December 31, 2005
Machinery and equipment	$1,116,001	$3,076,981
Office furniture and equipment	677,326	668,199
Software	2,684,808	1,799,770
Leasehold improvements	348,779	529,237

	4,826,914	6,074,187
Accumulated depreciation	(2,876,306)	(2,364,836)

	$1,950,608	$3,709,351

5. OTHER ASSETS

Other assets consisted of the following:

	September 29, 2006	December 31, 2005
Deposits	$199,486	$443,911
Note receivable	616,615	—
Patents and trademarks	388,661	416,609

	$1,204,762	$860,250

6. LICENSE

In November 2000, we entered into a Subscriber Unit License Agreement (the “Agreement”) pursuant to which we obtained a non-exclusive license of CDMA (Code Division Multiple Access) technology, which has enabled us to manufacture and sell certain fixed wireless CDMA based products and to purchase certain components and equipment from time to time.

In February 2005, we entered into an amendment to the Agreement to expand the scope of the license and to allow us to make, use and sell certain mobile CDMA based products in addition to fixed wireless CDMA based products currently offered. The cost associated with the amendment to this Agreement was $2,500,000.

The Agreement, as amended, allows us to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The Agreement, as amended, has no fixed termination date and we have assigned an estimated life of 5 to 10 years for the license. The license consisted of the following:

	September 29, 2006	December 31, 2005
License	$5,500,000	$5,500,000
Accumulated amortization	(2,454,058)	(1,825,408)

	$3,045,942	$3,674,592

Amortization expense related to this license amounted to $628,650 and $420,645 for the nine months ended September 29, 2006 and September 30, 2005, respectively.

7. GOODWILL AND OTHER INTANGIBLES

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. We have elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. We completed our testing for the year ended December 31, 2005 using the method discussed in SFAS No. 142 and determined that there was no impairment for the year ended December 31, 2005. Impairment costs, when recognized, are recorded as a charge to operations. As of September 29, 2006 and December 31, 2005, goodwill amounted to $385,564.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 29, 2006	December 31, 2005
Lease liability	$108,291	$152,638
Accrued payroll, taxes and benefits	469,648	526,310
Accrued freight	1,316,279	50,000
Accrued legal and professional fees	100,000	365,000
Accrued operating expenses	784,756	489,338

	$2,778,974	$1,583,286

9. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:

	September 29, 2006	December 31, 2005
Accrued license fee	$2,500,000	$2,500,000
Note payable	346,950	—
Accrued interest	16,350	—
Accrued payroll taxes	193,050	—

	$3,056,350	$2,500,000

In consideration of the expanded license fee agreement detailed in Note 6, we have agreed to pay the licensor $2.5 million contingent on certain milestones being achieved. Once these milestones are reached, we will be required to pay the licensor installment payments over a two year period. At this time, we do expect to achieve the milestones within 1 year, triggering the two year installment period.

As detailed in Note 14, we recorded a liability of $556,000 associated with the general release and separation payment of Mike H.P. Kwon. The liability includes a Note payable to Mr. Kwon of approximately $347,000 plus interest payable of approximately $16,000 and approximately $193,000 for applicable payroll taxes. The principal balance under the Note bears interest at the Prime Rate plus one percent and all amounts outstanding under the Note are due and payable on the earlier of the date Mr. Kwon’s employment with us is terminated, whether voluntarily or involuntarily, or May 15, 2008.

10. BANK FINANCING

As of September 29, 2006 and December 31, 2005, the Company had outstanding bank loans of $7.2 million from Silicon Valley Bank (SVB), secured by our accounts receivable and other assets. The $7.2 million loan balance from December 31, 2005 has since been repaid, and the loan balance from September 29, 2006 of $7.2 million reflects financing activities from 2006. The outstanding principal balance of the loans bear interest ranging from LIBOR rate plus 2.5% to SVB’s Prime Rate plus 2.5%, and are due upon receipt of the related receivable.

11. STOCKHOLDERS’ EQUITY

Common Stock - 2006 Activity

We issued to a finder 50,000 shares of our common stock for services rendered in connection with the January 2004 financing. Pursuant to an advisor agreement, we agreed to issue to the finder a total of 150,000 shares of common stock on the following schedule: 50,000 shares in January 2004 upon the closing of the financing, and an additional 50,000 shares in each of January 2005 and January 2006. The value of these shares was recorded in 2004.

In 2006, we issued 10,000 shares of the Company’s common stock at its fair market value of $1.15 per share to an employee.

In 2006, we cancelled 30,000 shares of our common stock valued at $1.58 per share issued to a former Board member and issued 45,000 shares of our common stock valued at $1.52 per share to a member of our Board of Directors. The newly issued 45,000 shares vest over a three-year period.

In 2006, employee stock options for 149,000 shares of our common stock were exercised at prices ranging from $.60 to $1.30 per share resulting in proceeds of approximately $129,000.

12. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues by geographic region, but do not manage operations by region.

Revenues by geographic region based on customer locations are as follows:

	Three months ended		Nine months ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Revenues
Asia and Pacific Rim	$9,443,596	$10,902,205	$23,193,674	$60,351,127
Latin America	21,429,669	5,793,440	39,600,060	22,324,527
EMEA	1,154,279	58,500	2,520,564	58,500
United States	50,900	144,500	67,445	144,500

Total revenues	$32,078,444	$16,898,645	$65,381,743	$82,878,654

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

USA: In May 2004, we entered into a non-cancelable operating lease for 13,120 square feet of office space for our corporate headquarters and U.S. operations. The premise is located at 6815 Flanders Drive, San Diego, California. In May 2005, we entered into an agreement to extend this operating lease and expand the square footage of the lease to a total of

17,101 square feet. The amended lease term is 67 months with monthly payments ranging from approximately $27,000 to $34,000, plus a five year option to renew. The amended lease commenced in August 2005. We have an additional lease commitment at our former location in San Diego, California. This facility has been subleased for the remainder of the lease term until November 2006.

Korea: In June 2005, we entered into a non-cancelable operating lease for 28,880 square feet of factory space for our Korean operations. The premise is located at Gyeonggi-do, Seoul, Korea. The lease term is two years with monthly payments of approximately $26,000. This factory lease was assigned to a third party in September 2006 as part of the sale agreement for the Korean factory equipment. In August 2005, we entered into a ten year operating lease for approximately 5,600 square meters (approximately 18,400 square feet) of office space for our Korean research and development center. The premise is located in the Gyeonggi Province. The lease calls for annual lease payments to be made in advance in December of each year in an amount equal to two percent of the “Building Value” as defined in the lease. For 2006, annual rent is approximately $224,000. The Building Value and resulting rent per square meter is subject to adjustment after 2006 based on market conditions.

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

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of September 29, 2006, we are not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

14. RELATED PARTY TRANSACTIONS

On May 16, 2006, we entered into a separation and general release agreement (“Separation Agreement”) with Mike H.P. Kwon pursuant to which his employment as our chief executive officer and his Employment Agreement dated as of January 5, 2004 were terminated. Under the Separation Agreement and in exchange for a general release of claims, Mr. Kwon was entitled to receive a lump sum payment of $540,000, less applicable taxes (“Separation Payment”), and all outstanding stock options and other equity awards issued to Mr. Kwon were vested in full and, became immediately exercisable and will remain so for the remainder of the respective terms of each such award. Concurrent with the effectiveness of the Separation Agreement, Mr. Kwon loaned to Axesstel the principal sum of $346,950, an amount equal to the Separation Payment less applicable withholding taxes, under the terms of a promissory note dated May 16, 2006 (“Note”). The principal balance under the Note bears interest at the Prime Rate plus one percent and all amounts outstanding under the Note are due and payable on the earlier of the date Mr. Kwon’s employment with us is terminated, whether voluntarily or involuntarily, or May 15, 2008.

15. SALE OF KOREAN FACTORY EQUIPMENT AND PROPERTY LEASE

Effective July 31, 2006, we entered into an agreement for the sale of substantially all of the assets of our Korean manufacturing facility. Under the terms of the Installment Sale Agreement (“Agreement”) between Axesstel Korea, Inc., a Korean company and our wholly-owned subsidiary (“Subsidiary”), and Park JongHeun, an individual and former employee of Subsidiary (“Park”), our Subsidiary sold to Park certain assets, including tangible personal property and associated software and warranty rights. Under the Agreement, Park will pay US$960,000 in thirty-five equal monthly installments commencing November 1, 2006. Park has also agreed to assume certain contract rights and obligations, which include the obligations under a real property lease and Subsidiary’s obligations with respect to its employees involved in the factory operations.

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

History

We were founded in July 2000. In late 2002 we began performing original design manufacturing and product engineering and development for major international telecommunications companies. In December 2002, we acquired Entatel, Ltd., a South Korean company, in order to meet the engineering requirements of these projects, and changed its name to Axesstel R & D Center Co., Ltd. This name was later changed to Axesstel Korea Inc.

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

In the first quarter of 2004, we commenced large scale product manufacturing with our Taiwan-based manufacturing partner, Wistron NeWeb Corporation, or WNC. In the third quarter of 2005, WNC transitioned our production lines from Taiwan to mainland China to take advantage of lower production costs and better access to the China supply chain. WNC presently has three high speed production lines dedicated to high volume production, and the ability to add additional lines to match future capacity needs. We continue to work with WNC in sourcing components for our products in an effort to reduce costs, ensure the quality of the components we purchase and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders. We believe WNC provides flexibility and scalability to our manufacturing operations.

Recent Developments

Revenue in the third quarter was $32.1 million and was a reflection primarily of strong performance from customers in Latin America, where we recorded record revenues of $21.4 million, and sales of our broadband modems. The result was a profitable quarter, in which we recognized net income of $225,437.

From an operating perspective, during the third quarter our efforts were focused on:

•	expanding and diversifying our customer base,

•	developing new products to address additional markets and customers

•	managing our costs of goods sold and operating expenses, and

•	building a management team to support our continued growth.

We have traditionally generated the majority of our revenues in any quarterly period from a few significant customers or orders. To mitigate this risk and its attendant volatility, we have focused on expanding and diversifying our customer base. In 2005 the majority of our sales were in Asia, and predominantly India. In 2006 and continuing in the third quarter, the majority of our sales have come from Latin America. We now have 48 customers operating in 36 countries around the globe. However, for the intermediate term, we continue to believe that individual quarter results will be significantly impacted by our success or failure in securing large orders from a relatively small number of customers.

We released our PX200 line of CDMA based phones, a cost saving redesign of our successful P series platform of CDMA handsets, during the third quarter. We also continued sales of our initial line of GSM phones. Sales of GSM phones were not significant for the period ended September 29, 2006. However, we anticipate this line to open additional markets for us, appealing to operators and countries that favor GSM. Sales of our wireless broadband modems had a significant impact on revenues and gross margins for the third quarter. Our next generation MV 400 Series, which provides residential, business and commercial users EV-DO wireless wide area networking (WWAN), a WiFi wireless local area networking (WLAN) router, circuit switched cellular voice and analog fax in one integrated device is expected to be released in the first quarter of 2007.

Our efforts to control costs, both at the product level and at the operating level continue. Our product design efforts resulted in the newly released PX line of handsets. Having moved substantially all of our manufacturing operations to China, we continue to focus on secondary sourcing and supply chain management issues for further cost savings. The sale of our Korean manufacturing facility resulted in a reduction of operating expenses for the third quarter of 2006. We also sold off most of our $3.6 million of inventory that we held in connection with that facility.

The third quarter was the first full quarter of operations for Marv Tseu our chief executive officer. Following the third quarter of 2006, we continued to round out our management team. In October 2006, we appointed Murray Kawchuck as our senior vice president of sales and corporate marketing. Mr. Kawchuck will have responsibility for enhancing our global sales presence. We also retained Stephen Sek as our chief technology officer, who will be responsible for product direction as we increase or focus on data products for residential and commercial applications.

The increase in revenues during the third quarter, as well as the transfer from largely letter of credit based sales in Asia to open account terms in Latin America have increased our working capital requirements. As a result, we opened a $15 million receivables-based credit facility with a commercial bank during the third quarter. Following the end of the quarter, we increased that facility to $20 million.

As we look to the fourth quarter, based on our current backlog of orders for shipment, we believe that revenues for the fourth quarter will be approximately $30-32 million, with potentially breakeven performance on operating income. However, our results in the fourth quarter and for the foreseeable future will continue to be impacted significantly by our ability to secure orders from a limited number of large customers.

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

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the nine months ended September 29, 2006, approximately 62% of our revenues were derived from three customers, whose orders represented 26%, 20% and 16% of revenues, respectively.

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

We supply our principal manufacturer WNC with rolling forecasts. In addition, we receive forecasts from our customers, and in turn, place orders with WNC for near-term production. Based upon our purchase orders and forecasts, WNC procures components in amounts intended to meet the near-term demand. Additionally, we provide Qualcomm Incorporated, the manufacturer of our chipsets, with rolling forecasts for chipsets. WNC places the chipset orders and pays Qualcomm. Following receipt of our orders, WNC generally manufactures our products and delivers the finished goods to the customer’s freight forwarder in China or Miami, transferring title at that point. We generally recognize revenue upon the transfer of title to the freight forwarder. Traditionally we have arranged for WNC to manufacture our products based on the delivery needs of our customers, and therefore have not maintained a significant inventory of products or components.

Cost of Goods Sold

Cost of goods sold consists of direct materials, manufacturing expense, freight expense, warranty expense, and royalty fees. We believe our ability to increase sales and achieve profitability will depend on our ability to reduce cost of goods sold. We continue our cost reduction efforts through the following initiatives: increasing our purchasing power through increased volume; ordering standardized parts used across our product lines; looking for additional manufacturing partners in regions where labor costs are low, such as China or India; reengineering our products with new technologies and expertise to decrease the number of components; relying more on applications processing than hardware; and improving our manufacturing processes.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive and operational management, finance, legal, sales and marketing, program management and administrative personnel. Other costs include facility expenses, employee travel, bank and financing fees, insurance, legal expense, commissions, accounting, professional service providers, board of director expense, stockholder relations, amortization of intangible assets, and depreciation expense of software and other fixed assets.

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

On certain contracts, we provide a warranty replacement unit at one percent of total units shipped. The cost related to the standard warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of sales. During the nine months ended September 29, 2006, warranty costs amounted to approximately $353,000 and, as of September 29, 2006, the Company has established a warranty reserve of $550,000 to cover additional service costs over the life of the warranty. All products are tested by quality inspection prior to shipment and we have historically experienced a minimum level of defective units. Management believes that no additional warranty reserve is needed as of September 29, 2006, other than as discussed above.

Accounts Receivable Allowance

Collections from product sales for foreign customers are generally received via letter of credit arrangements or secured by credit insurance, subject to a 5% deductible. As such, collections on trade accounts receivable for foreign customers are reasonably assured. We generally do not receive security for domestic customer obligations. At times, we extend credit based on evaluation of the customer’s financial condition. At September 29, 2006, one customer with credit terms was significantly late in providing payment. Based on our risk assessment of this late paying customer, we established an account receivable allowance of $500,000 representing approximately 50% of the receivable. Significant management judgment is required to determine the allowance for doubtful accounts. We will make every effort to collect the entire amount, but we may be required to record a further adjustment in 2006 if we are unsuccessful.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R (revised 2004), Share-Based Payment, (SFAS 123R) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and SFAS 123, Accounting for Stock Based Compensation, for periods beginning January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Condensed Consolidated Financial Statements as of the three and nine months ended September 29, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R, except for disclosures for comparative purposes.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statements of Operations, as all options granted under those plans are intended to have an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

Results of Operations

Three and Nine Months Ended September 29, 2006 Compared to Three and Nine Months Ended September 30, 2005

The following table sets forth, as a percentage of revenues, the condensed consolidated statement of operations data for the periods indicated:

	Three months ended		Nine months ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Revenues	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	80.87	91.32	86.23	88.48

Gross margin	19.13	8.68	13.77	11.52
Operating expenses
Research and development	5.37	8.53	6.53	5.03
Selling, general and administrative	13.38	15.50	16.76	10.15
Impairment of assets	(0.36)	0.00	1.76	0.00

	18.39	24.03	25.05	15.18
Operating income (loss)	0.74	(15.35)	(11.28)	(3.67)
Other income (expense)	(0.04)	0.67	0.92	(0.57)

Profit (loss) before income tax provision	0.70	(14.68)	(10.36)	(4.24)
Income tax provision	0.00	11.94	0.00	2.47

Net income (loss)	0.70	(26.62)	(10.36)	(6.71)

General.

We established record revenues of $94.7 million in 2005 continuing the momentum created in 2004 with the change in our business focus to establish our own Axesstel branded fixed wireless products. In the first and second quarters of 2005, we had established record revenue levels of $29.0 million and $37.0 million, respectively. However, due to reduced phone business in Asia, revenues for the third and fourth quarters of 2005 declined to $16.9 million and $11.8 million, respectively. This decline continued in the first quarter of 2006, as revenues decreased to $10.5 million. Starting in the second quarter of 2006, revenues rebounded due to improved customer and product diversification. We established record revenues in Latin America and from our data products, as revenues increased to $22.8 million and $32.1 million in the second and third quarters of 2006, respectively. The increased revenues from our data products has led to record product gross margins of 19 percent in the third quarter of 2006 and 14 percent for the first nine months of 2006. Overall, revenues have declined for the first nine months of 2006 compared to the first nine months of 2005, from $82.9 million to $65.4 million, respectively. The decline in revenues for the first nine months of 2006 led to increased operating expenses as a percent of revenues when compared to the first nine months of 2005. However, we expect revenues to continue the current trend with continued strength in the upcoming quarters.

In the fourth quarter 2006, we expect revenues in the range of approximately $30 million to $32 million with 2006 revenues in the range of approximately $95 million to $97 million. We expect to see some decrease in orders from Latin America in the fourth quarter of 2006 due to holiday seasonality offset by increased orders from our Asia customers, which is expected to decrease gross margins to the 15 percent range due to customer and product mix. Our objective is to expand our customer base to reach new customers and new regions. We anticipate that most of our sales will be to foreign customers or for products to be used in foreign countries. As we grow, we expect to become less dependent on a limited concentration of customers. We believe demand for our products is increasing as evidenced by our increased revenue in the second and third quarters of 2006. In 2007, our goal for the first half of the year is to sustain a consistent quarterly run rate in the $30 million range and in the second half of the year, significantly grow revenue run rates as anticipated EV-DO rollouts occur in Asia and as we expand our GSM footprint. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors” section of this report.

Revenues.

For the three months ended September 29, 2006, which we refer to as Q3 2006, revenues were $32.1 million compared to $16.9 million for the three months ended September 30, 2005, which we refer to as Q3 2005, representing a 90% increase. In Q3 2006, our revenues were derived principally from three customers, which three customers individually represented 31%, 25%, and 18% of revenues. In Q3 2005, our revenues were derived principally from three customers, which three customers together represented 52%, 21% and 10% of revenues in Q3 2005.

For the nine months ended September 29, 2006, revenues were $65.4 million compared to $82.9 million for the nine months ended September 30, 2005, representing a 21% decrease. In the first nine months of 2006, our revenues were derived principally from three customers, which individually represented 26%, 20%, and 16% of revenues. In the first nine months of 2005, our revenues were derived principally from two customers, which two customers individually represented 59% and 22% of revenues.

Cost of Goods Sold.

For Q3 2006, cost of goods sold was $25.9 million compared to $15.4 million for Q3 2005, an increase of 68%. This increase to cost of goods sold is largely attributable to the increase in revenues for the comparative periods. For the nine months ended September 29, 2006, cost of goods sold was $56.4 million compared to $73.3 million, a decrease of 23%. This decrease to cost of goods sold is largely attributable to the decrease in revenues for the comparative periods. Our cost of materials declined on a per unit basis in 2006 as we were able to re-engineer our products to take advantage of cost efficient alternate parts, and reduce prices with our suppliers. In 2005 and continuing into 2006, most of our products were manufactured by one vendor. We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our vendor will be able to further decrease its costs to us due to their transition from Taiwan to China, and as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin.

For Q3 2006, gross margin as a percentage of revenues was 19% compared to 9% for Q3 2005. For the nine months ended September 29, 2006, gross margin as a percentage of revenues was 14% compared to 12% for the nine months ended September 30, 2005. Both of these gross margin percentages increases were mainly the result of favorable product mix from our data products during the comparative periods, as we typically experience higher margins from our data products than from our phone products.

We expect demand for our data product to remain strong in the fourth quarter of 2006, but less than the Q3 2006 levels. Therefore, we expect gross margin in the 15 percent range for the fourth quarter of 2006 based on anticipated product mix. However, margins may fluctuate due to customer and product mix, as well as other factors.

Research and Development.

For Q3 2006, research and development was $1.7 million, compared to $1.4 million for Q3 2005, an increase of 20%. This increase was mainly attributable to an outside engineering charge of $300,000 in Q3 2006 for the development of our GSM phones. As a percentage of revenues, research and development for Q3 2006 decreased to 5% from 9% in Q3 2005 due to the higher revenue experienced in Q3 2006. For the nine months ended September 29, 2006, research and development was $4.3 million, compared to $4.2 million for Q3 2005, an increase of 2%. As a percentage of revenues, research and development for 2006 was 7% compared to 5% in 2005.

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

Selling, General and Administrative.

For Q3 2006, selling, general and administration expenses were $4.3 million, compared to $2.6 million for Q3 2005, an increase of 64%. This increase was mainly due to external sales commissions of $1.3 million in Q3 2006 compared to external sales commissions of approximately $123,000 in Q3 2005. The majority of these commissions were in connection with revenues from Latin America. As a percentage of revenue, selling, general and administration expenses for Q3 2006 decreased to 13% from 16% in Q3 2005 due to higher revenue experienced in Q3 2006 offset by the commission payments. For the nine months ended September 29, 2006, selling, general and administration expenses were $11.0 million, compared to $8.4 for the nine months ended September 30, 2005, an increase of 30%. This increase was mainly due to the increase of external sales commissions of $1.4 million in connection with revenues from Latin America and increased wages and severance expense of $1.0 million. As a percentage of revenue, selling, general and administration expenses for 2006 were 17% compared to 10% in 2005.

As our revenues increase, we expect our selling, general and administrative expenses to increase, but decrease as a percentage of revenues.

Impairment of Assets.

For the nine months ended September 29, 2006, an impairment charge of $1.1 million was charged to operating expenses related to production equipment from our closed down manufacturing operations in Korea. This impairment charge was reduced by $117,000 in Q3 2006 due to an over-estimate of closure expenses.

Other Income (Expense).

For Q3 2006, other income (expense) was a net expense of approximately $11,000 compared to a net benefit of approximately $113,000 for Q3 2005. For the nine months ended September 29, 2006, other income (expense) was a net benefit of approximately $598,000 compared to net expense of approximately $471,000 for the nine months ended September 30, 2005. The majority of 2006’s net benefit was derived from the sale of 392,156 shares of Ubistar common stock, formerly known as Axess Telecom, an unrelated third party. The 392,156 shares of Ubistar common stock were acquired as part of a litigation settlement in 2004. The majority of 2005’s net expense was derived from interest and other income of approximately $341,000 offset by expense associated with financing activities including prepayment penalties of $230,000 and $583,000 for finder fees, note payable discounts, interest payments, and other expense.

Provision for Income Taxes.

For Q3 2006, an income tax provision of zero was recorded compared to an income tax provision of $2.0 million for Q3 2005. For the nine months ended September 29, 2006, an income tax provision of zero was recorded compared to an income tax provision of $2.0 million for the nine months ended September 30, 2005.

The income tax provision in 2005 reflected a write-off of a previously established tax asset. We no longer record tax benefits against net losses and have established a full reserve against all deferred tax assets. In addition, according to Internal Revenue Code regulations, we were deemed in October 2004 and March 2005 to have experienced two 50% changes in ownership during the past three years. These changes in ownership limit the use of our net operating loss carryforward to a specific amount each year. We may in the future experience further ownership change events, which would similarly limit use of any net operating loss carryforwards that might otherwise be available subsequent to the date of the most recent 50% ownership changes.

Net Income (Loss).

For Q3 2006, net income was approximately $225,000 compared to a net loss of $4.5 million for Q3 2005. For the nine months ended September 29, 2006, net loss was $6.8 million compared to a net loss of $5.6 million for the nine months ended September 30, 2005.

Liquidity and Capital Resources

At September 29, 2006, our principal sources of liquidity included cash and cash equivalents of $6.2 million compared to $9.2 million at December 31, 2005. In addition, at September 29, 2006, accounts receivable were $28.0 million, compared to $13.7 million at December 31, 2005. The majority of our accounts receivable are covered by letters of credit or are insured. At September 29, 2006, we had working capital of $5.6 million compared to working capital of $9.3 at December 31, 2005.

For the nine months ended September 29, 2006, we used $1.8 million of cash from operations versus a usage of $9.4 million of cash from operations for the nine months ended September 30, 2005. Cash used from operations in 2006 resulted from a net loss of $6.8 million offset by changes in working capital of $3.7 million, depreciation and amortization of $2.1 million, and asset impairment of $1.1 million.

Investment activities used $1.3 million of cash during the first nine months ended September 29, 2006 mainly for software purchases, compared to $2.3 million for the nine months ended September 30, 2005 mainly for manufacturing equipment and software purchases.

During the nine months ended September 29, 2006, we had cash provided by financing activities of approximately $101,000, as we repaid 7.2 million of bank financing from December 31, 2005, received new bank financing of $7.2 million, and received cash proceeds from the issuance of common stock of approximately $129,000. In August 2006, we entered into a two-year, $15 million, receivable based credit facility with Silicon Valley Bank (SVB), and later increased this facility to $20 million. Combined, we expect our remaining cash balance and available credit facilities will allow us the necessary working capital to fund our operations for at least the next 12 months. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financing in the future. Future financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

As indicated above, to finance the cash needs for our business requirements, we have utilized bank financings in Q3 2006 as described below.

Silicon Valley Bank. As of September 29, 2006 and December 31, 2005, we borrowed $7.2 million from Silicon Valley Bank, secured by certain accounts receivable in approximately the same amount. The $7.2 million loan balance at December 31, 2005 has since been repaid, and a new loan balance of $7.2 million was incurred in 2006. The outstanding principal balance of the loans bore interest ranging from the LIBOR rate plus 2.5% to SVB’s prime rate plus 2.5% depending on the receivable financed. Payments of principal were immediately due and payable to SVB in the amount of each payment that we received under the pledged receivables.

As of September 29, 2006, we do not have any significant commitments for capital expenditures.

Recent Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Interest rates from our bank credit facility are based on LIBOR and SVB’s Prime Rate at the time our receivables are financed. As such, future financings are subject to market risk. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 29, 2006, we had $6.2 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at September 29, 2006, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the nine months ended September 29, 2006, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from WNC in China. To mitigate the effects of currency fluctuations on the Company’s results of operations, all revenue from our international transactions and all products purchased from WNC were denominated in US dollars.

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

Under the supervision of our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that as of September 29, 2006, the design and operation of such disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any litigation which we believe would have a material adverse effect on our business operations or financial condition.

Item 1A. Risk Factors.

RISK FACTORS

Our ability to implement our business strategy and achieve the intended operating results is subject to a number of risks and uncertainties, including the ones identified below, and additional risks not currently known to us or that we currently believe are immaterial.

We rely on a small number of customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the nine months ended September 29, 2006, three of our customers and their affiliates accounted for approximately 62% of our revenues, whose orders comprised 26%, 20% and 16% of revenues respectively. For the nine months ended September 30, 2005, two of our customers and their affiliates accounted for approximately 81% of our revenues, of which one customer comprised approximately 59% and the other customers comprised approximately 22% of revenues. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

If we cannot sustain profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We have incurred significant operating losses to date. We incurred a net loss of $6.8 million for the nine months ended September 29, 2006, and a net loss of $10.2 million for the year ended December 31, 2005. At September 29, 2006, we had an accumulated deficit of $28.8 million. Sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in maintaining profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in maintaining profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

Although we have historically generated a substantial portion of our revenues from sales of our voice and data desktop phones and terminals, our future growth strategy is predicated on deriving a substantial and increasing portion of our revenues from sales of our broadband data products. Our existing broadband data products are based, and we anticipate that our future broadband data products will be based, on the CDMA2000 1xEV-DO standard, which is third generation, or 3G, CDMA technology used for high-speed data and voice communications. To date, there are only a limited number of telecommunications service providers whose networks are compatible with our CDMA2000 1xEV-DO broadband modem. Although we believe this standard will eventually be adopted by the majority of telecommunications service providers currently using CDMA technology, there can be no assurance that they will adopt the standard or if they do, how rapidly and widely the standard will be implemented. If the CDMA2000 1xEV-DO standard is not widely implemented, the market for our broadband data products will be limited, and we will not be able to execute our growth strategy unless we change our products to operate on a competing standard which is more widely deployed. Changing our products to a different standard would require significant investment and place us at a distinct disadvantage in getting our products to market in a competitive manner.

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

To grow our business, we must fulfill orders from our existing customers, obtain additional orders from our existing customers, develop relationships with new customers and obtain and fulfill orders from new customers. We cannot guarantee that we will be able to develop relationships with additional telecommunications service providers and obtain purchase orders from those service providers. Further, even if we do obtain purchase orders from additional telecommunications service providers, there is no guarantee that those orders will be for product quantities or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling the orders. Whether we will be able to obtain additional orders for our products will depend on a number of factors, including:

•	the continued acceptance of fixed wireless products;

•	the growth in our target markets of fixed wireless infrastructure;

•	whether any of our customers require us to grant exclusivity or impose other restrictions on our ability to market our products to other carriers in the same geographic region at competitive prices;

•	our ability to manufacture reliable products at competitive prices that have the features that are required by our customers and the end users of those products; and

•	our ability to expand relationships with existing customers and to develop relationships with new customers that will lead to additional orders for our products.

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

We currently rely on WNC to manufacture almost all of our products. We expect to continue to rely primarily on a limited number of third-party manufacturers to produce our products. Our reliance on others for our manufacturing exposes us to a number of risks which are outside our control, including:

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

We have arrangements with a substantial portion of our customers pursuant to which we accept customer orders based on letters of credit that our customers place with us. This generally enables us to maintain a low level of working capital because we are able to quickly collect payment for the products that we deliver and pay our third-party vendors. If there are any discrepancies with the documents presented by the manufacturers, the freight forwarder or us, it may cause the letters of credit to be invalid or payment to be delayed. If a letter of credit is issued late or we experience problems collecting on letters of credit, shipments will be delayed, which may cause us to miss our quarterly financial projections. As we have diversified our customer base, in some cases we have been unable to continue to obtain letters of credit from our customers, and we have been required to maintain a greater level of working capital and to borrow money in order to pay our manufacturer and third-party vendors. It is possible that current or future customers may not be able or may be unwilling to establish letters of credit acceptable to us, which could result in a need for us to have greater working capital in order to fulfill such customers’ orders. In such an event, we would be subject to greater collections risks and might be precluded from accepting large orders from these customers due to limitations on our working capital. Any inability to accept orders could harm our ability to meet our projections and reduce our revenues. We have begun extending open credit terms to certain of our customers and may continue to do so in the future on an increasing basis. If we are unable to collect on our customer accounts, we may be required to recognize bad debt expense, which would harm our results of operations.

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

The fixed wireless telecommunications market is characterized by rapid technological advances, evolving industry standards, changing customer needs and frequent new product introductions and enhancements. To maintain and increase our revenues, we must develop and market new products and enhancements to existing products that keep pace with advancing technological developments and industry standards and that address the needs of our customers and their end users. The process of developing new technology and products is complex, uncertain and expensive, and success depends on a number of factors, including:

•	predicting market acceptance of new technology platforms.

•	proper product definition;

•	component cost;

•	resolving technical hurdles and obtaining appropriate product certifications as required by our customers;

•	timely completion and introduction to the market;

•	differentiation from the products of our competitors; and

•	market acceptance of our products.

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

Our business has grown at a significant rate, If we continue to experience growth in our operations, our operational, financial and accounting systems, procedures and controls will need to be expanded, which will result in increased expenses. Our future success will depend substantially on our ability to manage growth effectively. These challenges may include:

•	maintaining our cost structure at an appropriate level based on the net sales we generate;

•	managing manufacturing expansion projects;

•	implementing our operational, financial and accounting systems, procedures and controls;

•	meeting the after sales service level requirements from operators or end users;

•	managing operations in multiple locations and multiple time zones;

•	reducing our operating expenses as a percentage of revenues; and

•	managing global customer base.

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

We depend upon the wireless telecommunications industry, and any downturn in the industry may reduce our sales.

All of our sales are derived from the wireless telecommunications industry, and a substantial portion of our sales are derived from customers in developing countries. In general, the global wireless telecommunications industry, particularly in developing countries, is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the wireless telecommunications market or discontinuation of products or modifications developed in connection with standards or next generation products could reduce our sales.

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

We have experienced a significant restructuring of management. Failure to transition smoothly between management teams or failure of new management to fulfill expectations could significantly damage our business and financial condition.

On October 20, 2006 we entered into employment agreements with Murray Kawchuk, to serve as our senior vice president of sales and corporate marketing, and Stephen Sek, to serve as our chief technical officer.

Effective May 16, 2006 Marvin Tseu was appointed our Chief Executive Officer and elected a Class II member of our Board of Directors to serve until our 2007 annual meeting of stockholders or his earlier resignation or election of his successor. Mr. Tseu succeeds Mike H.P. Kwon as our Chief Executive Officer. Mr. Kwon continues to serve as a member of our Board and in the new position of Founder and Honorary Chairman.

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

There is no guarantee that the patents that we have received or any additional patents that we may receive in the future, if any, will provide us with a significant competitive advantage. Further, any patent that we have or may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented. If we do not secure and maintain patent protection for our technology and products, our competitive position will be significantly harmed because it will be much easier for competitors to sell products similar to ours. Alternatively, a competitor may independently develop or patent technologies that are substantially equivalent to or superior to our technology. If this happens, any patent that we may obtain may not provide protection and our competitive position could be significantly harmed.

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

Technology companies in general, and our company in particular, have a history of depending upon and using broad based employee stock option programs to hire, provide incentives and retain employees in a competitive marketplace. Prior to 2006, we did not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has recently adopted a new accounting standard that will requirs us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We are required to record these expenses beginning with the first quarter of the year ending December 31, 2006. To lessen the impact of this change to future reportable earnings, in December 2005, we elected to accelerate the vesting period of all unvested stock options, that had been issued to the date. However, any future option grants will lead to a decrease of reported earnings, and may negatively impact our future stock price. In addition, the change in accounting rules could impact our decision making to utilize broad based employee stock plans as a means to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

As of September 29, 2006, Mike H.P. Kwon, our Founder, Honorary Chairman and member of our Board of Directors, beneficially owned approximately 15% of our outstanding common stock, ComVentures beneficially owned approximately 17% of our outstanding common stock, and Stephens Investment Management beneficially owned approximately 12% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon, ComVentures, and Stephens Investment Management each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval.

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

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	failure to adequately integrate operations or obtain anticipated operative efficiencies;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting costs as a result of the newly adopted rules and regulations related to the Sarbanes-Oxley Act of 2002.

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

Our articles of incorporation and our bylaws contain provisions that enable our board of directors to discourage, delay or prevent a change in our ownership or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 16, 2006, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”) to vote on the following proposal:

1.	To elect three (3) Class I directors to hold office until the Company’s 2009 annual meeting of stockholders and until their respective successors have been elected and qualified.

At the Annual Meeting, Jai Bhagat, Osmo A. Hautanen and Dr. Seung Taik Yang were elected as Class I directors of the Company to serve until the Company’s 2009 annual meeting of stockholders and until their respective successors have been elected and qualified, as follows:

NAME	FOR	WITHHELD
Jai Bhagat	19,506,631	1,251,287

Osmo A. Hautanen	20,726,971	30,974

Dr. Seung Taik Yang	20,732,931	24,987

The foregoing action is described in further detail in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 17, 2006.

Item 5. Other Information.

Effective November 13, 2006, we entered into Stock Option Agreements with Clark Hickock, our Chief Operating Officer, and Patrick Gray, our Senior Vice President Finance and Controller.

Mr. Hickock was granted an option to purchase 70,000 shares of our common stock at an exercise price equal to $1.99 (the per-share closing price of our common stock on that date), which shall vest as to one-third of the shares on the first anniversary of the grant and one-twelfth of the shares each quarter thereafter until the option is fully vested.

Mr. Gray was granted an option to purchase 70,000 shares of our common stock at an exercise price equal to $1.99 (the per-share closing price of our common stock on that date), which shall vest as to one-third of the shares on the first anniversary of the grant and one-twelfth of the shares each quarter thereafter until the option is fully vested.

The summary description of the terms of the Stock Option Agreements is qualified by reference to the complete terms of the agreements which are attached as Exhibits 10.9 and 10.10 and incorporated herein.

Item 6. Exhibits.

10.1	Installment Sale Agreement between Axesstel Korea, Inc. and Park JongHeun, dated as of July 31, 2006 (1)

10.2	Loan and Security Agreement between Silicon Valley Bank and the Registrant dated August 8, 2006 (2)

10.3	Second Amended and Restated Accounts Receivable Purchase Agreement between Silicon Valley Bank and the Registrant, dated August 8, 2006 (2)

10.4	Letter of Credit Discounting Agreement with Recourse between Silicon Valley Bank and the Registrant dated August 8, 2006 (2)

10.5	Employment Agreement between Murray Kawchuk and the Registrant dated October 20, 2006 (3)

10.6	Stock Option Agreement between Murray Kawchuk and the Registrant dated October 20, 2006 (3)

10.7	Employment Agreement between Stephen Sek and the Registrant dated October 20, 2006 (3)

10.8	Stock Option Agreement between Stephen Sek and the Registrant dated October 20, 2006 (3)

10.9	Stock Option Agreement between Clark Hickock and Registrant, dated November 13, 2006

10.10	Stock Option Agreement between Patrick Gray and Registrant, dated November 13, 2006

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report of Form 8-K filed on August 4, 2006.
(2)	Incorporated by reference to the exhibits to the Registrant’s Current Report of Form 8-K filed on August 14, 2006.
(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report of Form 8-K filed on October 26, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

/s/ Patrick Gray
Date: November 14, 2006	Patrick Gray Senior Vice President Finance and Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Installment Sale Agreement between Axesstel Korea, Inc. and Park JongHeun, dated as of July 31, 2006 (1)

10.2	Loan and Security Agreement between Silicon Valley Bank and the Registrant dated August 8, 2006 (2)

10.3	Second Amended and Restated Accounts Receivable Purchase Agreement between Silicon Valley Bank and the Registrant, dated August 8, 2006 (2)

10.4	Letter of Credit Discounting Agreement with Recourse between Silicon Valley Bank and the Registrant dated August 8, 2006 (2)

10.5	Employment Agreement between Murray Kawchuk and the Registrant dated October 20, 2006 (3)

10.6	Stock Option Agreement between Murray Kawchuk and the Registrant dated October 20, 2006 (3)

10.7	Employment Agreement between Stephen Sek and the Registrant dated October 20, 2006 (3)

10.8	Stock Option Agreement between Stephen Sek and the Registrant dated October 20, 2006 (3)

10.9	Stock Option Agreement between Clark Hickock and Registrant, dated November 13, 2006

10.10	Stock Option Agreement between Patrick Gray and Registrant, dated November 13, 2006

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report of Form 8-K filed on August 4, 2006.
(2)	Incorporated by reference to the exhibits to the Registrant’s Current Report of Form 8-K filed on August 14, 2006.
(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report of Form 8-K filed on October 26, 2006.