Form 10-K
period 2006-12-31
AXESSTEL INC
filed 2007-04-02
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2006; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-32160

AXESSTEL, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1982205
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

6815 Flanders Drive, Suite 210, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 625-2100

Securities Registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	American Stock Exchange

Securities Registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing stock price of the Common Stock reported on the American Stock Exchange on June 30, 2006 was approximately $18.5 million. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 23, 2007 was 22,866,266.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2006 are incorporated by reference into Part III of this report.

AXESSTEL, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2006

Except where the context otherwise requires, all references in this Annual Report on Form 10-K to (a) the “Registrant”, the “Company”, “Axesstel”, “we” or “our” refer to Axesstel, Inc., a Nevada corporation.

PART I

Special Note Regarding Forward-Looking Statements

This report, including the sections entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to future events, our future financial performance, growth of our target market and growth of the worldwide telecommunications markets, future demand for our products, and similar expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on any forward-looking statements as they reflect our management’s view only as of the date of this report. We will not update any forward-looking statements to reflect events or circumstances that occur after the date on which such statement is made.

ITEM 1. BUSINESS

Overview

Axesstel designs, develops, and markets fixed wireless voice and broadband data products for the worldwide telecommunications market. Our product portfolio includes fixed wireless desktop phones, public call office phones, voice/data terminals, fixed and mobile broadband modems, and 3G gateway devices for access to voice calling and high-speed data services. Our products have similar functionality to phones and modems that use traditional landline telecommunications network; however, they leverage wireless 2.5 and 3G networks to provide voice and broadband data services in areas without landline infrastructure or as a fixed or mobile alternative to existing landline infrastructure.

Most of our products sold to date have been based on CDMA2000 (3G Code Division Multiple Access) 1X and 1xEV-DO Rev 0 technology. In 2006, we introduced new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies and started to generate revenues from those products in the second half of 2006. We are also increasing our focus on high speed data products. In the coming months we expect to introduce products leveraging leading-edge data technologies, including CDMA2000 1xEV-DO Rev A, EDGE (Enhanced Data Rates for GSM Evolution) and HSUPA (High-Speed Uplink Packet Access).

Axesstel has shipped a total of over 3 million products to over 50 operators, serving over 35 countries worldwide. We currently sell our products to telecommunications service providers in developing countries where large segments of the population do not have telephone service. At present, our principal customers are Bharat Sanchar Nigam Limited (BSNL) in India, Telefonica Moviles, S.A. in Latin America, and Telecommunications Movilnet C.A., in Venezuela. As we introduce more advanced data products, we will look to expand our customer base to include more customers in developed regions.

Market Opportunity

According to the International Telecommunications Union (ITU), there are 6.7 billion people in the world, but only about 3.4 billion have any access to either wireless or wire-line telecommunication services. That leaves 3.3 billion people, or just over 50% of the world’s population, without even basic access to voice and data services. Outside of Europe and North America, the telephone penetration is less than 5% of the worldwide population.

Telecommunications Services in Developing Areas

Developing countries within Asia, Africa, Eastern Europe and Latin America, such as India, Indonesia, Pakistan, Philippines, Vietnam, China, Brazil, Venezuela and Russia are among the world’s fastest growing emerging telecommunications markets. Within these areas, landline telecommunications networks typically are limited to densely populated urban areas because the cost of deploying landline telecommunications networks in developing areas has proven economically unfeasible. As a result, people living outside of urban areas or in unwired regions within urban areas generally do not have access to telephone or internet services. Since deployment of landline telecommunications networks in these regions has proven to be expensive, services have therefore been limited to the wealthiest portions of the population.

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

Three and one-half billion people reside in developing countries throughout the world. The governments of these countries recognize that their populations need access to reliable basic voice services in order to improve socioeconomic conditions. Furthermore, organizations such as the World Bank have sponsored initiatives to accelerate the implementation of telephone service within developing areas. As a result, we expect the demand for voice and data services to increase in these regions.

Emergence of Wireless Fixed and Mobile Voice and Broadband Data Products

Fixed wireless voice and broadband data devices connect to wireless cellular networks to provide users with voice calling and data services such as email and the Internet from a stationary location. Although fixed wireless voice and data products are not a substitute in all cases for landline connections or mobile handsets, fixed wireless networks paired with fixed wireless products are more cost effective and quicker to deploy than landline alterative, making them well-suited for establishing telecommunication services in developing areas. The increasing deployments of next generation mobile networks extend voice and broadband data access to users while traveling or working remotely.

Fixed Wireless as Compared to Landline

In many areas, landline telecommunications service is not available due to lack of infrastructure. In these regions, fixed wireless may be the only option available to the end user. Fixed wireless systems can be deployed more quickly than landline systems because there are no easements or rights of way to acquire, no trenches to dig, poles to install or copper wires to lay; therefore, service providers can more rapidly rollout wireless service and begin earning revenue. We believe that even where landline service exists; fixed wireless systems offer the following key advantages over landline systems:

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

Wireless Transmission Standards

Qualcomm’s CDMA technology has emerged as one of the leading standards for wireless wide area networks (WWAN). CDMA is a “spread spectrum” technology, which allows multi users to simultaneously occupy and utilize the same frequency spectrum in a given band by assigning unique logical codes to each communication channel that differentiates it from others in the same spectrum. Given the finite wireless spectrum resources available, CDMA allows more efficient sharing of the airwaves among multiple users and more dynamic network system planning for the operators than some other alternative technologies.

An alternative standard, the Global System for Mobile Communications (GSM) is the world’s most popular standard for mobile phones. GSM service is used by over 2 billion people across more than 212 countries and territories. The ubiquity of the GSM standard makes international roaming very common between mobile phone operators, enabling subscribers to use their phones in many parts of the world. For network service providers an advantage has been the ability to deploy equipment from different vendors because the open standard allows easy inter-operability.

As the GSM standard has continued to develop, it has integrated data capabilities while retaining backward compatibility with the original GSM phones. The standard was enhanced to add packet data capabilities by means of General Packet Radio Service (GPRS). GPRS can be utilized for services such as Short Message Service and Multimedia Message Service, but also for Internet communication services such as email and web access.

Higher speed data transmission has also been introduced Enhanced Data rates for GSM Evolution (EDGE) which provides for increased data transmission rates and improve data transmission reliability. It is generally classified as a 2.75G network technology. EDGE has been introduced into GSM networks around the world since 2003, initially in North America. It can be used for any packet switched applications such as an Internet connection.

Newer versions of technologies, popularly known as 3G, include CDMA2000 1xEV-DO (Evolution Data Optimized). This technology improves the ability to deliver high-speed data access to wireless devices and has been designed to provide wireless access speeds comparable to digital subscriber line, or DSL, and cable modems. Subscribers can attain wireless access to data at maximum speeds of up to 2.4 Mbps (Rev.0) or 3.1Mbps (Rev.A) on CDMA2000 1xEV-DO networks. Telecommunications service providers first began rolling out the CDMA2000 1xEV-DO standard on their networks in the last few years, and as of the date of this report, less than half of telecommunications service providers using CDMA technologies have commenced implementation of the CDMA2000 1xEV-DO standard.

Another widely deployed global 3G WWAN technology is known as WCDMA (Wideband CDMA). Even though WCDMA shares a lot of the similar underlying technologies as CDMA2000, WCDMA is a different WWAN technology that is mostly adopted by GSM operators for improved spectral efficiency and more importantly, increase network capacity. WCDMA has also evolved from 384kbps to the much higher speed HSDPA (High Speed Downlink Packet Access) and HSUPA (High Speed Uplink Packet Access) capable of data speed of up to 7.2Mbps downlink, 2.1Mbps uplink. Because of its strong connection to GSM technology, WCDMA and HSDPA are most popular in the Europe and Asia Pacific, and in some Americas countries.

Broadband Data Applications

Telecommunications service providers continually are seeking high-margin, high-growth opportunities to complement their voice-based product offerings. Providing high-speed data access to existing voice customers enables operators to increase their revenue by leveraging their current infrastructure and customer base. Historically, high-speed data access was limited to businesses that could afford to purchase expensive hardware and pay the usage charges. As network costs have declined and technology and manufacturing advancements have developed, high-speed data access has increasingly become available for residential customers. In order to implement objectives to rollout high-speed data access, carriers are seeking cost-effective technologies to allow users without existing landlines, DSL or cable connections to access to high-speed data.

In areas that are inaccessible to DSL and cable, CDMA2000 1xEV-DO or HSUPA is an attractive option for telecommunications service providers to deploy. Even in markets where DSL and cable modems are offered, CDMA2000 1xEV-DO and HSUPA offer comparable speeds to DSL and cable and enable operators to capture market share with the added benefit of mobility. Utilizing the latest CDMA and HSUPA transmission standards, these areas can quickly be provided high-speed internet access and serve up a multitude of other horizontal and vertical data applications.

Products and Features

We offer fixed wireless desktop phones, public call office phones, voice/data terminals, fixed and mobile broadband modems and 3G gateway devices used for voice calling and high-speed data services in homes, retail locations, businesses, and public transportation and emergency response environments.

Fixed Wireless Desktop Phones

Our fixed wireless desktop phones are designed for voice and data usage in homes, businesses and retail locations. Our phones are offered in standard, enhanced, and durable low cost models. Currently, we offer CDMA phones that operate in each of three frequency bands: 450 MHz, 800 MHz, and 1900 MHz. Our GSM phone line includes two dual band (850/1900 MHz and 900/1800 MHz) and quad-band (850/900/1800/1900 MHz).

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

The following tables list some of the features included in our fixed wireless product portfolio.

X: Standard	O: Optional	—: Not available

CDMA Fixed Wireless Phone

Model	P830 P1930	P450 P800 P1900	PX210 PX220 PX230	L450 L800 L1900	PX110 PX120 PX130

Voice	X	X	X	X	X
SMS	X	X	X	X	X
Data	X	X	X	—	—
Display backlighting	X	X	X	—	X
Keypad backlighting	X	X	—	—	X
Speaker Phone	X	X	X	—	X
RUIM	O	O	O	O	O
FM radio	X	—	O	—	—
TNC antenna port	X	X	X	X	—
Back-up battery	X	X	X	X	X

GSM Fixed Wireless Phone

Model	PG210 PG220	PG330

Voice	X	X
SMS	X	X
Data	—	X
Display backlighting	—	X
Keypad backlighting	—	—
Speaker Phone	—	X
SIM	X	X
Back-up battery	X	X

Fixed Wireless Voice/Data Terminals

Our fixed wireless terminal offers an affordable voice and high-speed data alternative to dial-up modems for areas not covered by a landline network. Users can plug their computers into the terminal for Internet access at data rates up to 153.6 kbps. In addition, users can plug any telephone into the terminal for voice service and any analog facsimile machine into the terminal for receiving and sending facsimiles. The following table lists some of the features included in our fixed wireless voice/data terminal.

CDMA Fixed Wireless Terminal

Model	T450 T800 T1900

Voice	X
Data	X
G3 analog fax	O
Meter Pulse	X
RUIM	O
Back-up battery	X

Broadband Modems and 3G Gateways

We currently OFFER two broadband modem product lines and one line of 3G gateways. Our first generation fixed wireless broadband modem offers EV-DO data only. The Advanced Series is our second generation fixed wireless broadband modem that includes EV-DO data, CDMA 1X voice, and fax capability. The modems enable many users in developing countries that have multi-user, networked environments to connect to the Internet. A convenient network connection is desirable as it does not require the installation of any drivers and can support routed networks with ease. The modem can support single-user connections as well as local area networks providing high-speed Internet access to both small businesses and residential users and data rates up to 2.4 Mbps. Axesstel has announced its plan to develop a new line of portable broadband USB modems that will allow users to access broadband data from the home, office or while traveling. The USB modems will be developed for operation on CDMA2000 1xEV-DO Rev A, EDGE, and HSUPA networks worldwide.

Our MV400 Series 3G gateways provide EV-DO Rev A data, a WiFi router, and a four port Ethernet switch for a complete desktop networking solution. They have been designed as a plug-and-play solution, with a convenient network connection and USB connection module embedded in the modem. The 3G gateways allow users to network multiple desktop and laptop PCs to 3G broadband data. The MV400 Series provides a data rate up to 3.1 Mbps. Axesstel has announced its plan to develop a new line of 3G gateways for operation on HSUPA networks.

EV-DO Fixed Wireless Modem

Model	D450 D800 D1900	D450A D800A D1900A D1890A

EV-DO Data	X	X
Ethernet Port	X	X
USB Port	X	X
Voice (RJ-11)	—	X
G3 analog fax (RJ-11)	—	O
Meter Pulse	—	X
RUIM	—	—
Dual-Band	—	O
Back-up battery	—	X

3G Gateways

Model	MV410 MV420 MV430 MV440

EV-DO Rev A Data	X
Ethernet Port	X
USB Port	X
Wi-Fi	X
Meter Pulse	—
RUIM	O
Dual-Band	X
Back-up battery	O

Customers

We sell a majority of our products to telecommunications service providers that provide wireless voice or data services in developing markets. The following table shows the percentage of our total revenues derived from various geographic regions in each of the last three fiscal years:

	2006	2005	2004
Revenues
Asia and Pacific Rim	$37,542,635	$68,909,960	$47,493,712
Latin America	53,610,255	25,223,126	15,070,890
Europe, Middle East, Africa	4,299,339	388,125	—
USA	67,445	144,500	—

Total revenues	$95,519,674	$94,665,711	$62,564,602

Our principal customers currently are Bharat Sanchar Nigam Limited (BSNL) in India, Telefonica Moviles, S.A., the wireless affiliate of Telefonica, S.A. in Latin America and Telecommunications Movilnet C.A., in Venezuela, each of which accounted for more then 10% of our total revenues in 2006. In 2006, we were awarded a contract tender along with our Indian manufacturing partner XL Telecom Limited, to supply BSNL with 350,000 fixed wireless phones. BSNL is the largest government telecommunications service provider in India. We completed production of the 350,000 phones in 2006 and have received a follow-on order for additional fixed wireless phones to be delivered starting in the first quarter of 2007. We supply products to Telefonica Moviles and Telecommunications Movilnet C.A. on a purchase order basis.

We ended the year with a total of 51 customers in 36 countries. We believe that there are over 100 additional telecommunications service providers worldwide that have deployed or plan to deploy fixed wireless solutions or have deployed or plan to deploy our data product solutions. In general, we sell our products on a negotiated fixed price-per-unit purchase order basis.

Our largest customer in 2006 was in Venezuela, where the government is in the process of acquiring control of the nation’s telecommunications industry. We cannot determine at this time how such a change in control will affect our sales in that country. Our international sales and operations are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. See “Risk Factors” below.

To date, substantially all of our revenues have been derived from sales of our phone products. 2006 was the first year that data products—modems and gateways—constituted a significant portion of our revenues. With the introduction of our next generation broadband modems, we plan to diversify our customer base and expand our addressable market to developed regions.

Sales and Marketing

We manage and conduct the majority of our sales directly to telecommunications service providers worldwide. During 2006 we undertook an initiative to “localize” our sales force, and put our sales team closer to the customer. As of December 31, 2006, our sales and marketing team consisted of nine employees who are located in our offices in San Diego, California, and Miami, Florida, in the United States and also in Holland, China, India and South Korea. We supplement our presence in Africa, Asia, Eastern Europe, Latin America and the Middle East through the hiring of local sales representatives or agents.

We have established and seek to establish strategic relationships with telecommunications infrastructure providers in order to promote our products. Our products are regularly included in bids by such service providers, which provides greater exposure for our products and brand.

Manufacturing

At present, we use Wistron NeWeb Corporation (WNC) to manufacture the majority of our products. WNC provides us with services, including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery services. WNC generally holds all raw materials, work-in-process and finished good inventory for our products. We believe outsourcing through WNC provides us with flexibility and allows us to:

•	focus on research and development, design, sales and marketing;

•	realize economies of scale;

•	access high-quality manufacturing resources and personnel;

•	scale production rapidly;

•	reduce working capital investment; and

•	reduce capital equipment costs and equipment obsolescence risk.

We commenced large-scale product manufacturing with WNC at the beginning of 2004. Our manufacturing arrangement with WNC is designed to allow us to fulfill high-volume orders with short lead-times. We manage our relationship with WNC to focus on improvements in design-for-manufacturing, test procedures, quality, cost optimization and production scheduling. In the third quarter of 2005, WNC moved our production lines from Taiwan to mainland China to take advantage of lower production costs and better access to the China supply chain. WNC presently has three high speed production lines dedicated to high volume production, and the ability to add additional lines to match future capacity needs. We work with WNC in sourcing components for our products in an effort to reduce costs, ensure the quality of the components we purchase and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders. We believe WNC provides flexibility and scalability to our manufacturing operations.

In the first quarter of 2006 we formed a partnership with XL Telecom Limited, headquartered in Hyderabad, India. This partnership allows us to participate on public tenders in India where the manufacturing must be completed in country. To date we have produced in excess of 400,000 units and delivered them on a partially assembled or semi-knockdown basis to XL Telecom who then completes the production and testing and delivers them to the customer.

In the third quarter of 2005, we opened a manufacturing facility in Korea. As we entered 2006, our production volumes for this facility did not support the overhead. During the third quarter of 2006 we sold our Korean manufacturing center to BroadTel Inc. and formed an outsource partnership with them to build our low volume high mix product. This relationship allows us to reduce our fixed costs as well as focus more of our internal resources on design and development.

We may enter into manufacturing relationships with other manufacturing partners in low labor cost regions, such as Brazil, China and India. We are evaluating whether this approach will allow us to increase our manufacturing capacity and lower our unit costs.

Research and Development

We focus on developing innovative fixed wireless high-speed solutions to address opportunities presented by next generation wireless networks. As of December 31, 2006, we had 44 engineers, 31 of which are located in our South Korean research and development center and 13 of which are based in our San Diego facility. Our engineers are categorized into the following groups: hardware, mechanical, and software. For the years ended December 31, 2006, 2005, and 2004, our research and development expenses were $5.9 million, $5.5 million, and $4.2 million, respectively.

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

Competition

The market for fixed wireless products is highly competitive and we expect competition to increase. We primarily compete against established companies such as LG Electronics, Inc., Huawei Technologies Co., Ltd., and ZTE Corporation. As we increase our development initiatives in data products, we will face competition from additional established companies. In addition, there is always potential for new competition to enter our target markets.

We believe that we compete principally on the basis of functionality, reliability, quality, price and ease of deployment, installation and use. We believe that we compete favorably with our competitors based on these factors. Some of our competitors offer bundled end-to-end packages, which may be more appealing to potential customers seeking to use a single supplier of both phones and infrastructure.

Many of our current and future competitors, and all of the competitors named above, may have significantly greater financial, technical and marketing resources as well as greater purchasing power than we do. These greater resources may allow these competitors to obtain better manufacturing prices and efficiencies than we have. Although we believe we compete effectively in our markets, maintaining our competitive will require substantial investments by us to continue to develop innovative products and reduce the costs of our products. However, we cannot guarantee that we will be able to compete successfully against current and future competitors.

Employees

As of December 31, 2006, we had a total of 87 full-time employees. Of the 87 employees, 35 are located in the United States, 48 are located in South Korea, two are located in India, one is located in Holland, and one is located in China. In the United States, 13 are involved in product design and development, two are involved in operations, 10 are involved in sales and marketing, and 10 are involved in finance and administration, including our executive team. In South Korea, 31 of our employees are involved in product design and development, 10 are involved in operations, and seven are involved in administration. In India, one employee is involved in sales and one employee is involved in operations. In Holland and China, each location has one employee involved in sales. We intend to hire additional employees as needed at each of our facilities. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are good.

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

Available Information

Our Form 10-K reports, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available free of charge on the Investor Relations section of our website at www.axesstel.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, ethics code and Board of Directors’ committee charters are also posted within this section of the website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A.	RISK FACTORS

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

For the year ended December 31, 2006, three of our customers and their affiliates accounted for approximately 57% of our revenues, whose orders comprised 24%, 19% and 14% of revenues respectively. For the year ended December 31, 2005, two of our customers and their affiliates accounted for approximately 80% of our revenues, of which one customer comprised approximately 59% and the other customers comprised approximately 21% of revenues. For the year ended December 31, 2004, two of our customers and their affiliates accounted for approximately 86% of our revenues, of which one customer comprised approximately 71% and the other customers comprised approximately 15% of revenues. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

Our international sales and operations subject us to various risks associated with, among other things, foreign laws, policies, economies and exchange rate fluctuations.

Our primary target markets include India, Indonesia, Pakistan, Philippines, China, Russia, and Latin America. Our largest customer in 2006 was in Venezuela, where the government is in the process of acquiring control of the nation’s telecommunications industry. We cannot determine at this time how such change in control will affect our sales to that country. Our international sales and operations are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. These risks affecting our international sales and operations include:

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

We believe that our operating results may fluctuate substantially from quarter-to-quarter and year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this “Risk Factors” section:

•	our current reliance on large-volume orders from only a few customers;

•	the receipt and shipment of large orders or reductions in these orders;

•	variability between customer and product mix;

•	changes in our pricing policies or those of our competitors;

•	the introduction of new products or product enhancements by us or our competitors;

•	changes in the terms of our arrangements with customers or suppliers;

•	ability of our customers to accurately forecast demand for our products by their end users;

•	general economic conditions in developing countries which are in our target markets;

•	the timing of final product approvals from any major customer;

•	delays or failures to fulfill orders for our products on a timely basis;

•	the ability of our customers to obtain letters of credit that are satisfactory to us and our ability to confirm them in a timely manner;

•	our inability to forecast our manufacturing needs;

•	delays in the introduction of new or enhanced products by us or market acceptance of these products;

•	our ability to finance our working capital needs;

•	change in the financial position of our manufacturer;

•	the availability and cost of raw materials and components for our products;

•	limited use of our net operating loss carry-forwards;

•	an increase in product warranty returns or in our allowance for doubtful accounts; and

•	operational disruptions, such as transportation delays or failures of our order processing system.

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

An increasing portion of our business has shifted to sales under open credit terms, increasing our need for working capital. The transition to credit terms may create difficulties in the collection of our accounts receivable. In addition, we may need to maintain greater working capital in the future, and if we fail to obtain sufficient working capital we may have to limit our acceptance of customer purchase orders.

Our sales in different geographic regions have typically followed commercial practices for those regions. In our Asia markets, we customarily accept customer orders based on letters of credit that our customers place with us. This generally enables us to maintain a low level of working capital because we are able to quickly collect payment for the products that we deliver and pay our third-party vendors. If there are any discrepancies with the documents presented by the manufacturers, the freight forwarder or us, it may cause the letters of credit to be invalid or payment to be delayed. If a letter of credit is issued late or we experience problems collecting on letters of credit, shipments will be delayed, which may cause us to miss our quarterly financial projections. As we have diversified our customer base to other geographic regions, we have followed local commercial practices which in some regions have meant extending credit terms to customers. As a result of this shift in sales terms, we have been required to maintain a greater level of working capital and to borrow money in order to pay our manufacturer and third-party vendors. To the extent that current or future customers are unable or unwilling to establish letters of credit acceptable to us, we would need to have greater working capital in order to fulfill such customers’ orders. In such an event, we would be subject to greater collections risks and might be precluded from accepting large orders from these customers due to limitations on our working capital. Any inability to accept orders could harm our ability to meet our projections and reduce our revenues.

If we cannot achieve and sustain profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We have incurred significant operating losses to date. We incurred a net loss of $6.6 million for the year ended December 31, 2006; a net loss of $10.2 million for the year ended December 31, 2005, and a net loss of $8.3 million for the year ended December 31, 2004. At December 31, 2006, we had an accumulated deficit of $28.6 million. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving and then maintaining profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in maintaining profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We rely on third party providers of components and subassemblies for our products, and if they fail to provide timely quality products, our business and reputation could be harmed.

Our products are comprised of a number of components and subassemblies which we or our manufacturers purchase from third parties. Some of those components and subassemblies are complex and may contain defects in design, materials or workmanship. We receive product warranties from the suppliers of these components. However, any interruption in supply, design or manufacturing defects in those components or subassemblies could cause us to delay or lose sales, or result in product recalls which could damage our financial position and business reputation.

We may not be able to compete effectively against larger and better capitalized competitors.

Larger and better capitalized competitors such as LG Electronics, Inc., Huawei Technologies Co., Ltd. and ZTE Corporation have significantly greater penetration in key markets than we do. Economies of scale allow these competitors to offer product pricing and related incentives that we may be unable to match. Our target customers are large telecommunications service providers serving developing countries and regions where demand for basic telephone service has grown substantially in recent years. Our competitors may choose to and may be better positioned to pursue opportunities in those developing countries. Dominance in certain key markets may serve to effectively “lock out” competitors, including us, and may allow these larger competitors to achieve and maintain higher profit margins than they could otherwise. These profit margins may allow these larger competitors to subsidize expansion efforts in geographic areas in which we operate and in which we are substantially dependent for a significant portion of our revenue.

If we do not compete effectively in the fixed wireless telecommunications market, our revenues and market share will decline.

The markets for fixed wireless products are highly competitive, and we expect competition to increase. Competition is particularly intense in the market for wireless data products, and as we develop new products we anticipate coming in competition with other well funded competitors. These competitors may be able to:

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

Pricing for fixed wireless phones has been declining along with pricing in general for telecommunications equipment and other technology products. We believe that these pricing trends will affect both wireless phones as well as modems and will continue in the future and perhaps accelerate, particularly if large companies with greater purchasing power enter the market or other competitors enter the market with lesser quality products or improper license rights. Accordingly, as we reduce our selling prices, our results of operations will be adversely affected unless we can generate equivalent cost reductions in our cost of goods and otherwise.

Opportunities in the fixed wireless telecommunications industry could be impacted by decreasing prices for mobile handsets.

Historically a substantial portion of our revenues have been derived from sales of fixed wireless telephones. Sales prices for comparably featured telephones have declined over the past several years. Furthermore, the wireless telecommunications industry generally is subject to rapid technological change, with increased product functionality and rapid product obsolescence. Prices for basic mobile handsets have dropped significantly Falling prices of mobile wireless handsets, could cause them to be more economically competitive with our products and may result in decreased in demand for our fixed wireless telephones.

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

For most of our products, we rely upon a license and chipsets from Qualcomm Incorporated for CDMA technology that is critical to our products.

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

We utilize a rolling forecast of demand, which we and WNC use to determine our component requirements. Lead times for ordering components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand for and availability of a component at a given time. If our forecasts are less than our actual requirements, we, WNC or any other third-party manufacturer that we use in the future, may not be able to manufacture products in a timely manner or may build excess inventory. Furthermore, if we cannot produce our products in a timely manner, the liquidated damages provisions in some of our contracts with our customers may result in our selling our products at a loss. If our forecasts are too high, we and our manufacturer will be unable to use the components that were purchased based on our forecasts. The cost of the components used in our products tends to drop rapidly as volumes increase and technologies mature. Therefore, if we or WNC are unable to use components purchased based on our forecasts, our cost of producing products may be higher than our competitors due to an oversupply of higher priced components. Excess components or inventory will tie up working capital and cause us to incur storage and other carrying costs, which may cause us to borrow additional funds that may not be available on commercially reasonable terms. Further, excess components or inventory not used or sold in a timely manner may become obsolete causing write-offs or write-downs, which could seriously harm our results of operations.

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

Our products are complex and must meet stringent customer and end user requirements. Although our products are examined and tested prior to release, these tests cannot uncover all problems that may occur once our products are widely deployed to end users. We have been selling our products for a relatively short period of time. As a result, we have limited experience as to the long-term performance attributes of our products and whether they will develop errors in the future. If errors are discovered and we are unable to promptly correct those errors, we could experience the following, any of which would harm our business:

•	costs associated with testing, verification and the remediation of any problems;

•	costs associated with design modifications;

•	loss of or delay in sales or high level of returns;

•	loss of customers;

•	failure to achieve market acceptance or loss of market share;

•	increased service and warranty costs;

•	liabilities and damages to our customers and end users; and

•	increased insurance costs.

We recently began shipments of products based on the GSM standard and may face unexpected expenses in connection with the manufacture, support and sale of those products.

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

Although we have historically generated a substantial portion of our revenues from sales of our voice and data desktop phones and terminals, our future growth strategy is predicated on deriving a substantial and increasing portion of our revenues from sales of our broadband data products. Our existing broadband data products are based on the CDMA2000 1xEV-DO standard, which is third generation, or 3G, CDMA technology used for high-speed data and voice communications. To date, there are only a limited number of telecommunications service providers whose networks are compatible with our CDMA2000 1xEV-DO broadband modem. Although we believe this standard will eventually be adopted by the majority of telecommunications service providers currently using CDMA technology, there can be no assurance that they will adopt the standard or if they do, how rapidly and widely the standard will be implemented. If the CDMA2000 1xEV-DO standard is not widely implemented, the market for our broadband data products will be limited, and we will not be able to execute our growth strategy unless we change our products to operate on a competing standard which is more widely deployed. Changing our products to a different standard would require significant investment and may place us at a distinct disadvantage in getting our products to market in a timely and competitive manner.

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

To grow our business, we must fulfill orders from our existing customers, obtain additional orders from our existing customers, develop relationships with new customers and obtain and fulfill orders from new customers. We cannot guarantee that we will be able to develop relationships with additional telecommunications service providers and other customers and obtain purchase orders from those customers. Further, even if we do obtain purchase orders from additional telecommunications service providers, there is no guarantee that those orders will be for product quantities or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling the orders. Whether we will be able to obtain additional orders for our products will depend on a number of factors, including:

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

We depend substantially on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including engineering, finance, accounting, sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and damage the market’s perception of us. Our success also may depend on our ability to identify, attract and retain additional qualified management, engineering and sales and marketing personnel. In particular, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications. Competition for qualified engineers is intense, especially in San Diego, California, where our headquarters are located, and in Seoul, South Korea, where our research and development center is located. If we lose the services of a significant number of our engineers and cannot hire and integrate additional engineers, our ability to develop our products and implement our business strategy could be harmed.

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

There is no guarantee that the patents that we have received or any additional patents that we may receive in the future, if any, will provide us with a significant competitive advantage. Further, any patent that we have or may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented. If we do not secure and maintain patent protection for our technology and products; our competitive position will be significantly harmed because it will be much easier for competitors to sell products similar to ours. Alternatively, a competitor may independently develop or patent technologies that are substantially equivalent to or superior to our technology. If this happens, any patent that we may obtain may not provide protection and our competitive position could be significantly harmed.

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

A third party has notified us of its intention to assert a claim for indemnification under an agreement we have with that party. Under the agreement, we may be required to obtain a license to certain patented technologies at our expense and for the benefit of the third party. If the third party is sued for patent infringement, we may be required to defend the third party at our expense. In either case, we may incur costs that may impair our financial forecasts and competitive position.

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

We sell our products under our brand name, Axesstel. We use our brand name to compete in the fixed wireless telecommunications market. We have expended significant resources promoting our brand name, and we have three registered trademarks in the United States. However, registration of our brand name trademark will not necessarily deter or prevent unauthorized use by others. If other companies, including our competitors, use our brand name, consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with our brand name. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline. If we identify an infringement of our brand or trademarks asserting a claim may be costly and time consuming.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required by the end of 2007 to perform an evaluation of our internal controls over financial reporting, and beginning in fiscal 2008 we will be required to have our independent auditor attest to that evaluation in connection with their annual audit. Compliance with these requirements is expected to be expensive and time consuming. If we fail to timely complete this evaluation, or if our independent auditors cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

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

Our Founder beneficially owns approximately 14% of our outstanding common stock, ComVentures beneficially owns approximately 17% of our outstanding common stock, and Stephens Investment Management beneficially owns approximately 15% of our outstanding common stock; and each will be able to exert substantial influence over us and our major corporate decisions.

As of December 31, 2006, Mike H.P. Kwon, our Founder, Honorary Chairman and member of our Board of Directors, beneficially owned approximately 14% of our outstanding common stock, ComVentures beneficially owned approximately 17% of our outstanding common stock, and Stephens Investment Management beneficially owned approximately 15% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon, ComVentures, and Stephens Investment Management each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own no real property. Our corporate headquarters is located in San Diego, California, where we lease approximately 17,000 square feet of office space pursuant to a lease that expires in February 2011. Our principal research and development facility is located in the Gyeonggi Province of South Korea, where we lease approximately 13,800 square feet of office space pursuant to a ten-year lease that expires in August 2015. We additionally lease sales offices in China and India.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER’S PURCHASES OF EQUITY SECURITIES.

Market Information.

Since May 20, 2004, our common stock has been listed on the American Stock Exchange under the symbol “AFT.” Prior to May 20, 2004, our common stock was quoted on the OTC Bulletin Board under the symbol “AXES.” The following table sets forth the high and low sales prices as reported by the American Stock Exchange for each period indicated.

	High	Low
Year Ended December 31, 2005
First Quarter	$4.90	$2.89
Second Quarter	4.36	3.06
Third Quarter	3.60	2.44
Fourth Quarter	3.00	.83
Year Ended December 31, 2006
First Quarter	$2.00	$1.02
Second Quarter	1.85	1.08
Third Quarter	1.89	1.09
Fourth Quarter	2.58	1.57

Holders.

On March 23, 2007, the shareholders’ list for the Company’s common shares showed approximately 1,276 registered shareholders and 22,866,266 shares issued and outstanding.

Dividends.

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

Performance Graph.

The following graph compares the performance of the Company for the period commencing August 31, 2002 (the date the Company initiated trading as a public company) and December 31, 2006 with the performance of the Amex market index, the Nasdaq Telecommunications index and the RDG Technology Composite index.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial information has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

Year Ended December 31, (in thousands, except income per share)	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA:
Revenues	$95,520	$94,666	$62,565	$11,544	$7,919
Net income (loss)	$(6,636)	$(10,201)	$(8,270)	$(2,609)	$55
Basic earnings (loss) per share	$(0.29)	$(0.51)	$(0.91)	$(0.41)	$0.01
Diluted earnings (loss) per share	$(0.29)	$(0.51)	$(0.91)	$(0.41)	$0.01
Shares used in basic per share calculations	22,721	20,183	9,123	6,417	6,879
Shares used in diluted per share calculations	22,721	20,183	9,123	6,417	9,869

	2006	2005	2004	2003	2002
BALANCE SHEET DATA:
Cash and cash equivalents	$3,709	$9,162	$7,525	$376	$769
Total assets	$52,721	$36,551	$24,991	$8,881	$5,864
Long-term liabilities	$3,069	$2,500	$2,629	$—	$108
Total stockholders’ equity	$9,498	$15,461	$3,124	$3,150	$3,546

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Overview

We design, develop, market and manufacture fixed wireless voice and broadband data products for the worldwide telecommunications market. Our product portfolio includes fixed wireless desktop phones, public call office (PCO) phones, voice/data terminals, broadband modems, and 3G gateway devices for access to voice calling and high-speed data services.

Our products have similar functionality to phones and modems that use the traditional landline telecommunications network; however, they are wireless desktop devices and can be substituted for wired phones and modems. All products that we have sold prior to the second quarter of 2006 were based on CDMA (3G Code Division Multiple Access) technology developed by Qualcomm Incorporated. We started development of new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies in 2005 and started shipments of these products in the second quarter of 2006. In addition to the introduction of GSM and GPRS based products, in 2006 we increased our focus on the development of data products, including broadband modems and 3G gateway devices, which represent an increasing percentage of our overall revenues

We currently sell our products to telecommunications operators in developing countries where large segments of the population do not have telephone service. To date our largest markets have been in Asia and South America, with our largest customers located in India and Venezuela. We ended the year with a total of 51 customers in 36 countries.

History

We were founded in July 2000. In late 2002 we began performing original design manufacturing and product engineering and development for major international telecommunications companies. In December 2002, we acquired Entatel, Ltd., a South Korean company, in order to meet the engineering requirements of these projects, and changed its name to Axesstel R & D Center Co., Ltd. This name was later changed to Axesstel Korea Inc. and continues as our operating research and development subsidiary located in Korea.

Our primary business in 2003 was focused on contract research and development and we engaged in only limited manufacturing and product sales on behalf of third parties. In late 2003 and early 2004, we believed that changing market factors would result in increasing demand for fixed wireless phones. In response, we refocused our business to concentrate exclusively on developing, manufacturing and selling our own branded and co-branded fixed wireless products.

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

Recent Developments

We believe that 2006 was a year of stabilization for Axesstel. During the year, we focused on four key operating objectives:

•	broadening our addressable market,

•	strengthening our management team,

•	improving financial performance, and

•	enhancing our product line.

First, we expanded our geographical reach and addressable market. During the year, we increased our presence in Latin America and Asia, developing new customer relationships in Venezuela, India, Indonesia, Vietnam, and the Philippines. In 2005, the majority of our sales were in Asia, and predominantly India. In 2006, the majority of our sales have come from Latin America. We now have 51 customers in 36 countries. However the markets in which we operate continually change. In India, we localized final assembly with our manufacturing partner and we continue to provide our fixed wireless phones with BSNL. We are looking at similar strategic, customized solutions with the other two carriers in India and elsewhere. The Latin American landscape is also changing. In 2006, we had a breakthrough year in Venezuela capturing five times the phone orders over the prior year. However, new leadership is taking over control at CANTV in Venezuela, resulting in short term uncertainty, as we move through this transitional phase. Despite our efforts and successes in increasing our addressable market we believe that in the intermediate term individual quarter results will be significantly impacted by our success or failure in securing large orders from a relatively small number of customers.

Second, we made significant management changes at Axesstel. In May 2006, Marv Tseu joined the Company as our Chief Executive Officer. In October 2006, we hired Stephen Sek as our Chief Technology Officer to focus on developing a product roadmap of next-generation data products. Also in October 2006, we hired Murray Kawchuk to head up our sales efforts on a global level.

Third, we stabilized revenues and delivered more consistent operating results. While we finished 2006 with modest revenue gains over 2005, we worked very hard in the second half of 2006 to diversify our product portfolio and customer base with the goal of achieving more consistent operating results. After a slow start to the year, we achieved revenues of more than $30 million and modest profitability in both the third and fourth quarters. We have been focused on making prudent decisions with our spending and are continuing to make changes that are designed to improve the business for better financial performance. In the second quarter, we closed and subsequently sold our Korean manufacturing facility to reduce fixed operating expenses. Throughout the year, we localized our business and got closer to the customer in terms of sales and the supply chain. Also during the year, we localized our sales force and implemented a strategic sales program to benefit both Axesstel and our customers.

Fourth, we ended 2006 with a more diverse product portfolio, which is intended to appeal to a greater addressable market. We created customized products to serve the needs of our unique customers. On the telephone side we announced:

•	an expanded portfolio of GSM fixed wireless phones.

•	a new next generation of CDMA Fixed Wireless desktop phones offering stylized industrial design.

We also bolstered our product line to include more modem products, which helped to increase our margins as well as diversify our revenue mix. In 2006, sales of modem products increased as a percentage of our revenues and helped us improve gross margins overall, bringing us to 16 percent for the year. During the year we introduced:

•	a Wireless 3G Gateway offering consumer and business users Wi-Fi access to broadband data from any room in the home or office.

•

a sleek new portable EV-DO Rev A USB modems for home and travel use providing consumers and mobile professionals with fixed wireless and mobile access to email, the Internet and multimedia streaming at speeds up to 3.1 Mbps.

•	following the year end we announced our new USB modem and Gateway for HSUPA and EDGE networks.

Entering 2007, we believe this will be a year of transition. We believe there is a continued opportunity for both our phone and modem product lines in all the territories we serve and have now expanded our sales force to reach out to new regions beyond those that we have traditionally served. We are looking to continue to focus on customer and product diversification to mitigate revenue volatility. Our management team is positioned to develop new products with expanded applications and is implementing a strategy to sell to a broad list of new potential customers. Our localized sales force plan is progressing well; our new European sales presence is already producing results in Eastern Europe.

We will continue to migrate from phone to modem products as we are seeing greater opportunities in modems. As such, we plan to invest in research and development with the intent of developing next generation data products, specifically a family of HSUPA gateway and modem products to both improve profit margins and expand our addressable market. We expect to have more data products to offer to our current customers, and we are planning to use our technology for new applications appealing to a new customer set. We believe there are potential new applications for our wireless modem technology, and we are evaluating opportunities to expand our products to address enterprise business needs. We anticipate such initiatives could increase margins.

It is our goal for 2007 to deliver consistent and improving results. Overall, we expect 2007 revenues to be approximately $135 million with gross margins in the upper teens. With respect to operating expenses, we intend to invest in growth and increase research and development and expenses associated with our sales activity. Although we realize profitability is highly dependent on product and customer mix and anticipate we may not be profitable every quarter, we are committed to achieving profitability for the year.

Revenues

Our product portfolio consists of fixed wireless products in five categories: desktop phones, PCO phones, voice/data terminals, broadband modems, and 3G gateway devices. We have shipped the desktop phones and the PCO phones since 2004, voice/data terminals and modems since 2005, and gateway devices since 2006. We expect fixed wireless phones will continue to represent a major portion of our revenues for the foreseeable future. However, we believe that an increasing portion of our anticipated growth will come from sales of our next generation data products, such as our fixed wireless broadband modem and 3G gateway devices, into developing and industrialized countries as demand grows for broadband data services. In 2005, we started development of new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies and started shipments of these products in the second quarter of 2006.

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the year ended December 31, 2006, approximately 57% of our revenues were derived from three customers, whose orders represented 24%, 19% and 14% of revenues, respectively.

All of our sales are based on purchase orders or other short-term arrangements. We negotiate the pricing of our products based on the quantity and the length of the time for which deliveries are to be made. For orders involving a significant number of units, or which involve deliveries over a long period of time, we typically receive rolling forecasts or a predetermined quantity for a fixed period of time from our customers, which in turn allows us to forecast internal volume and component requirements for manufacturing. In order to minimize our collection risks, we attempt to sell to our international customers under guaranteed letters of credit or open terms secured by credit insurance. At times, we extend credit based on evaluation of the customer’s financial condition. To date, substantially all of our product sales have been to customers outside of the United States. In order to minimize foreign exchange risk, we have made all sales to date in U.S. dollars.

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

Cost of Goods Sold

Cost of goods sold consists of direct materials, manufacturing expense, freight expense, warranty expense, and royalty fees. We believe our ability to increase sales and achieve profitability will depend on our ability to reduce cost of goods sold. We continue our cost reduction efforts through the following initiatives: increasing our purchasing power through increased volume; ordering standardized parts used across our product lines; looking for additional manufacturing partners in regions where labor costs are low, such as Brazil, China and India; reengineering our products with new technologies and expertise to decrease the number of components; relying more on application and software development than hardware; and improving our manufacturing processes.

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

Critical Accounting Policies and Estimates

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

Revenue Recognition and Warranty Reserve

Revenues from product sales are recognized when the risks of ownership and title pass to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin, or SAB, No. 101 “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risks of ownership and title pass when product is received by the customer’s freight forwarder. If and when products are returned, we normally exchange them or provide credits to the customer. The returned products in turn are shipped back to the third party manufacturer and we are issued a credit or exchange from the manufacturer. At December 31, 2006, we recorded a sales return allowance of approximately $997,000. No additional significant returns are anticipated.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of goods sold. During the year ended December 31, 2006, warranty costs amounted to approximately $365,000 and, as of December 31, 2006, we established a warranty reserve of $463,000 to cover additional service costs over the life of the warranty. All products are tested by quality inspection prior to shipment and we have historically experienced a minimum level of defective units. Management believes that no additional warranty reserve is needed as of December 31, 2006, other than as discussed above.

Accounts Receivable Allowance

Collections from product sales for foreign customers are often received via letter of credit arrangements or secured by credit insurance, subject to a 5% deductible. As such, collections on trade accounts receivable for foreign customers are reasonably assured. At times, we extend credit based on evaluation of the customer’s financial condition. Significant management judgment is required to determine the allowance for doubtful accounts. Based on our risk assessment of our receivables at December 31, 2006, we determined that no allowance for doubtful accounts was necessary.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Consolidated Financial Statements for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R, except for disclosures for comparative purposes.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards

No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statements of Operations, as all options granted under those plans are intended to have an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

Annual Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations data and the percentages of total revenues thereto.

	Year Ended December 31,
($ in thousands)	2006		2005		2004
Revenues	$95,519	100.0%	$94,666	100.0%	$62,564	100.0%
Cost of goods sold	80,245	84.0%	84,415	89.2%	55,849	89.3%

Gross margin	15,274	16.0%	10,251	10.8%	6,715	10.7%

Operating expenses:
Research and development	5,878	6.2%	5,512	5.8%	4,245	6.8%
Selling, general and administrative	15,233	15.9%	12,416	13.1%	8,420	13.4%
Litigation settlement	—	—%	—	—%	1,740	2.8%
Impairment of assets	1,065	1.1%	—	—%	—	—%

Total operating expenses	22,176	23.2%	17,928	18.9%	14,405	23.0%

Operating loss	(6,902)	(7.2)%	(7,677)	(8.1)%	(7,690)	(12.3)%
Other income (expense), net	266	0.3%	(476)	(0.5)%	(883)	(1.4)%

Loss before income taxes	(6,636)	(6.9)%	(8,153)	(8.6)%	(8,573)	(13.7)%
Income tax provision (benefit)	—	—%	2,048	2.2%	(303)	(0.5)%

Net loss	$(6,636)	(6.9)%	$(10,201)	(10.8)%	$8,270	(13.2)%

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

General

We established record revenues of $95.5 million in 2006 based on strong revenue growth in the second half of the year. We entered 2006 with a declining revenue base due to reduced phone sales in our Asia market that originated in the second half of 2005. This decline continued in the first quarter of 2006, as revenues decreased to $10.5 million. Starting in the second quarter of 2006, revenues rebounded due to improved customer and product diversification. We established record revenues in Latin America and from our data products, and recorded revenues of $22.8 million, $32.1 million, and $30.1 million in the second, third and fourth quarters of 2006, respectively. The increased revenues from our data products has led to record product gross margins of 19 percent in the third quarter of 2006, 21 percent in the fourth quarter and 16 percent overall for 2006. The revenue growth in the second half of 2006 combined with the data product mix additionally led to profitability in the second half of 2006.

We believe demand for our products is increasing as evidenced by our increased revenue in the second half of 2006. In 2007, we expect revenues to increase from $95.5 million in 2006 to approximately $135 million, a 41 percent projected growth rate. Our objective is to expand our customer base to reach new customers and new regions. We anticipate that most of our sales will be to foreign customers or for products to be used in foreign countries. As we grow, we expect to become less dependent on a limited concentration of customers. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors” section of this report.

Revenues

For the year ended December 31, 2006, revenues were $95.5 million compared to $94.7 million for the year ended December 31, 2005, representing a 1% increase. In 2006, our revenues were derived principally from three customers, which together represented 57% of revenues, and individually represented 24%, 19%, and 14% of revenues, respectively, in 2006. In 2005, our revenues were derived principally from two customers, which together represented 80% of revenues and individually represented 59% and 21% of revenues, respectively, in 2005. Our revenues for the year ended December 31, 2006 consisted of 71% for phone products, 2% for terminal products and 27% for broadband modem products. For the year ended December 31, 2005, our revenues consisted of 92% for phone products, 2% for terminal products and 6% for broadband modem products. Revenues increased substantially during 2006 for broadband modem products and our objective is to expand our product portfolio for broadband modem products in 2007, as well as to expand our customer base to reach new customers and new regions. We continue to expect that most of our sales will be to foreign customers or for products to be used in foreign countries. As we grow, we expect to become less dependent on a limited concentration of customers.

Cost of Goods Sold

For the year ended December 31, 2006, cost of goods sold was $80.2 million compared to $84.4 million for the year ended December 31, 2005, a decrease of 5%. The decrease reflects the product mix shift from 6% modem revenue content in 2005 to 27% modem revenue content in 2006, as we typically experience higher average selling prices on our data product line. Our cost of materials declined on a per unit basis in 2006 as we were able to re-engineer our products to take advantage of cost efficient alternate parts, and reduce prices with our suppliers. In 2005 and continuing into 2006, most of our products were manufactured by one vendor WNC. We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our vendor will be able to further decrease its costs to us due to its transition from Taiwan to China, and as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin

For the year ended December 31, 2006, gross margin as a percentage of revenues was 16% compared to 11% for the year ended December 31, 2005. The gross margin percentages increase was mainly the result of favorable product mix from our data products during the comparative periods, as we typically experience higher margins from our data products than from our phone products. We expect demand for our data product to remain strong in 2007, and expect the gross margin percentage to remain at the 2006 levels. However, margins may fluctuate due to customer and product mix, manufacturing and supply chain management, as well as other factors.

Research and Development

For the year ended December 31, 2006, research and development expenses were $5.9 million compared to $5.5 million for the year ended December 31, 2005, an increase of 7%. As a percentage of revenue, research and development for 2006 and 2005 were 6%. We are presently spending much of our research and development funds on our next generation phones, and a new line of data and GSM products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. We expect research and development expenditures to increase in absolute terms but decrease as a percent of revenues in 2007.

Selling, General and Administrative

For the year ended December 31, 2006, selling, general and administrative expenses were $15.2 million compared to $12.4 million for the year ended December 31, 2005, an increase of 23%. This increase was primarily due to external sales commissions of $2.6 million in 2006 compared to external sales commissions of approximately $317,000 in 2005. The majority of these commissions were in connection with revenues from

Latin America. Other increases were primarily attributed to increases in wages and benefits of approximately $537,000. As a percentage of revenue, selling, general and administration expenses for 2006 were 16% compared to 13% in 2005. As our revenues increase, we expect our selling, general and administrative expenses to increase as we continue to grow and build our infrastructure, but decrease as a percentage of revenues.

Impairment of Assets

For the year ended December 31, 2006, an impairment charge of $1.1 million was charged to operating expenses related to production equipment from our closed down manufacturing operations in Korea.

Other Income (Expense)

For the year ended December 31, 2006, other income (expense) was a net benefit of approximately $266,000. This amount included interest and other income of $1.0 million, offset by approximately $772,000 of expense associated from debt and financing activities. The majority of the $1.0 million other income benefit was derived from the sale of 392,156 shares of Ubistar common stock, formerly known as Axess Telecom, an unrelated third party. The 392,156 shares of Ubistar common stock were acquired as part of a litigation settlement in 2004.

For the year ended December 31, 2005, other income (expense) was a net expense of approximately $477,000. This amount included interest and other income of approximately $420,000, offset by approximately $897,000 of expense associated from debt and financing activities. This expense included prepayment penalties of approximately $230,000 and the expensing of approximately $493,000 for finder fees, note payable discounts, and interest.

In 2006 an increasing portion of our sales were made on credit terms. We established a working capital facility of up to $20 million with Silicon Valley Bank. We expect interest expenses to increase in 2007 based on our current debt levels.

Provision for Income Taxes

For the year ended December 31, 2006, an income tax provision of zero was recorded compared to an income tax provision of $2.0 million for the year ended December 31, 2005.

The income tax provision in 2005 reflected a write-off of a previously established tax asset. We no longer record tax benefits against net losses and have established a full reserve against all deferred tax assets. In addition, according to Internal Revenue Code regulations, we were deemed in October 2004 and March 2005 to have experienced two 50% changes in ownership during the past three years. These changes in ownership limit the use of our net operating loss carry-forward to a specific amount each year. We may in the future experience further ownership change events, which would similarly limit use of any net operating loss carry-forwards that might otherwise be available subsequent to the date of the most recent 50% ownership changes.

Net Loss

For the year ended December 31, 2006, net loss was $6.6 million compared to a net loss of $10.2 million for the year ended December 31, 2005.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenues

For the year ended December 31, 2005, revenues were $94.7 million compared to $62.6 million for the year ended December 31, 2004, representing a 51% increase. In 2005, our revenues were derived principally from two customers and three products, which two customers together represented 80% in 2005. In 2004, our revenues were derived principally from two customers and one product, which two customers together represented 86% of revenues in 2004. These customers individually represented 59% and 21% of revenues, respectively, in 2005, and 71% and 15% of revenues, respectively, in 2004. Our revenues for the year ended December 31, 2005 consisted of 92% for our phone products and 8% for our terminal and broadband modem products. For the year ended December 31, 2004, all revenues were derived from our phone products. Revenues increased substantially during 2005, however we did experience declines in the second half of the year. The decline in 2005 resulted from a few issues that caused a slowdown in orders. First, homologation and testing by our largest customer of two newly introduced products were delayed in part due to the devastating weather conditions that affected India in early August; second, a customer in Pakistan renegotiated its payment terms for its new nationwide license and slowed orders during that process; and third, a Latin American carrier has delayed orders in anticipation of our new GSM product launch.

Cost of Goods Sold

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

Gross Margin

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

Research and Development

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

Selling, General and Administrative

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

Litigation Settlement

In October 2004, we entered into a settlement agreement with Axess Telecom Co., Ltd. Pursuant to the agreement; we paid Axess Telecom $900,000 (of which approximately $870,000 related to the settlement agreement and approximately $30,000 relates to the currency exchange rates) in December 2004. Under the settlement agreement, Axess Telecom agreed to dismiss its lawsuit against the Company’s wholly-owned subsidiary, Axesstel California. We in turn agreed on behalf of our subsidiary, Axesstel R&D Center Co., Ltd., not to enforce a court order prohibiting Axess Telecom from using certain trade names related to a trademark owned by Axesstel R&D Center, provided Axess Telecom stops all use within six months from the date of the settlement agreement. The parties agreed that the former agreements to which Axess Telecom and Axesstel California were parties are terminated, that neither party’s current or prior products infringe on the other party’s intellectual property rights, and that the parties are free to compete with each other.

We also entered into a memorandum of understanding with Axess Telecom pursuant to which we agreed to purchase KRW 1 billion (approximately $870,000 based on currency exchange rates at the time of settlement) convertible bonds of Axess Telecom by January 31, 2005. Due to the requirements to make this purchase and uncertainty as to the recoupment of our investment in Axess Telecom, if any, we charged the additional $870,000 as litigation settlement during the quarter ended September 30, 2004. Furthermore, we have recorded charges of approximately $88,000 in the fourth quarter of 2004 and approximately $17,000 in the first quarter of 2005 to reflect the payment at the current currency exchange rate. The purchase of the convertible bonds was since completed in the first quarter of 2005.

Other Income (Expense)

For the year ended December 31, 2005, other income (expense) was a net expense of $477,000. This amount included interest and other income of approximately $420,000, offset by approximately $897,000 of expense associated from debt and financing activities. This expense included prepayment penalties of approximately $230,000 and the expensing of approximately $493,000 for finder fees, note payable discounts, and interest. For the year ended December 31, 2004, other income (expense) was a net expense of approximately $883,000, which expense was predominantly debt related.

Provision (Benefit) for Income Taxes

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

In addition, according to Internal Revenue Code regulations, we were deemed in October 2004 and March 2005 to have experienced two 50% changes in ownership during the past three years. These changes in ownership limit the use of our net operating loss carry-forward to a specific amount each year. We may in the future experience further ownership change events, which would similarly limit use of any net operating loss carry-forwards that might otherwise be available subsequent to the date of the most recent 50% ownership changes.

Liquidity and Capital Resources

At December 31, 2006, our principal sources of liquidity included cash and cash equivalents of $3.7 million compared to $9.2 million at December 31, 2005. In addition, at December 31, 2006, accounts receivable were $39.0 million, compared to $13.7 million at December 31, 2005. At December 31, 2006, approximately 60% of our accounts receivable are covered by letters of credit or are insured, and we have subsequently collected $27.3 million of those receivables as of March 29, 2007. At December 31, 2006, we had working capital of approximately $6.2 million compared to working capital of $9.3 million at December 31, 2005. For the year ended December 31, 2006, we used $10.2 million of cash in operations versus $20.7 million of cash in operations for the year ended December 31, 2005. The $10.2 million cash used in operations in 2006 included the cash net loss of $1.9 million

(net loss offset by non-cash adjustments for the write-off of asset impairment, stock-based compensation, receivable and inventory provisions, and depreciation and amortization) and changes in operating assets and liabilities of $8.3 million.

Investment activities used $1.3 million of cash during the year ended December 31, 2006, primarily for the acquisition of software and equipment.

During the year ended December 31, 2006, we had cash provided by financing activities of $6.1 million, as we repaid $7.2 million of bank financing from December 31, 2005, received new bank financing of $13.1 million, and received cash proceeds from the issuance of common stock of approximately $172,000. In August 2006, we entered into a two-year, $15 million, receivable based credit facility with Silicon Valley Bank (SVB), and later increased this facility to $20 million. The outstanding principal balance of the loans bore interest ranging from the LIBOR rate plus 2.5% to SVB’s prime rate plus 2.5% depending on the receivable financed. Payments of principal were immediately due and payable to SVB in the amount of each payment that we received under the pledged receivables.

As of December 31, 2006, we do not have any significant commitments for capital expenditures. However, the increase in revenues during the third and fourth quarters, as well as the transition from largely letter of credit based sales in Asia to open account terms in Latin America have increased our working capital requirements. To the extent that our sales continue to increase, or we are compelled to provide more credit terms to a greater percentage of our customers, our working capital needs will continue to increase. We are presently reviewing other options besides debt financing to supplement our liquidity including the issuance of equity securities. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financing in the future. Future financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

Contractual Obligations and Commitments

As of December 31, 2006, we had no off-balance sheet arrangements. The following summarizes our contractual obligations at December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term bank financing	$13,127	$13,127	$—	$—	$—
Long-term liabilities (employment agreement)	569	—	569	—	—
Long-term liabilities (license fee)	2,500	—	2,500	—	—
Operating leases (facilities)	3,293	576	1,172	855	690

Total	$19,489	$13,703	$4,241	$855	$690

We entered into a separation and general release agreement (“Separation Agreement”) with Mike H.P. Kwon pursuant to which his employment as our chief executive officer and his Employment Agreement dated as of January 5, 2004 were terminated. Under the Separation Agreement and in exchange for a general release of claims, Mr. Kwon was entitled to receive a lump sum payment of $540,000, less applicable taxes (“Separation Payment”). Mr. Kwon remains in the employ of the Company as Founder, Honorary Chairperson and Director. Concurrent with the effectiveness of the Separation Agreement, Mr. Kwon loaned to Axesstel the principal sum of $346,950, an amount equal to the Separation Payment less applicable withholding taxes, under the terms of a promissory note dated May 16, 2006 (“Note”). The principal balance under the Note bears interest at the Prime Rate plus one percent and all amounts outstanding under the Note are due and payable on the earlier of the date Mr. Kwon’s employment with us is terminated, whether voluntarily or involuntarily, or May 15, 2008.

We have entered into employment agreements with Stephen Sek and H. Clark Hickock that provide severance payments if they are terminated without cause. Consequently, if we had released Mr. Sek and Mr. Hickock without cause as of December 31, 2006, the severance expense due would be valued at approximately $426,000.

We entered into a non-cancelable operating lease for approximately 17,000 square feet of office space for our corporate headquarters and United States operations. The lease term is 67 months that expires in February 2011 with a 5-year option to renew. The basic monthly rent ranges from $29,000 to $34,000 during the remainder of the 67-month period.

Our principal research and development facility is located in the Gyeonggi Province of South Korea, where we lease approximately 13,800 square feet of office space pursuant to a ten-year lease that expires in August 2015. For 2007, annual rent is approximately $188,000. Annual rent after 2007 is subject to adjustment, based on market conditions. We additionally lease sales offices in India and China for approximately $4,000 per month.

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any; the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for us on January 1, 2008. We are currently evaluating the impact of adoption of SFAS No. 157 and have not yet determined the effect on our earnings or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Interest rates from our bank credit facility are based on LIBOR and SVB’s Prime Rate at the time our receivables are financed. These rates float as market conditions change, and as such, future financings are subject to market risk. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At December 31, 2006, we had $3.7 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at December 31, 2006, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the year ended December 31, 2006, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from WNC in China. To mitigate the effects of currency fluctuations on the Company’s results of operations, all revenue from our international transactions and all products purchased from WNC were denominated in US dollars.

We do maintain operations in Korea for which expenses are paid in Korean Won. Accordingly, we do have currency risk resulting from fluctuations between the Korean Won and the U.S. Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm appears in Part IV of this Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our Independent Registered Public Accounting Firm on any matter of accounting principals or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, the design and operation of such disclosure controls and procedures were effective.

(b) Changes In Internal Controls Over Financial Reporting. No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

(c) Limitations On Disclosure Controls And Procedures. Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2006, our disclosure controls were effective at that “reasonable assurance” level. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption “Certain Information with Respect to Executive Officers,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Compliance with Section 16(a) of the Exchange Act,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

(d) Code of Ethics. The information under the caption “Code of Ethics” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

(e) Audit Committee. The information under the caption “Information Regarding the Board and its Standing Committees,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Relationships and Related Transactions and Director Independence,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Principal Accountant Fees and Services,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Axesstel, Inc.

The audits referred to in our report dated March 21, 2007 relating to the consolidated financial statements of Axesstel, Inc., which is contained in Item 8 of this Form 10-K included the audit of the amounts in the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ Gumbiner Savett Inc.
GUMBINER SAVETT INC.

Santa Monica, California

March 21, 2007

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedules immediately following the signature page to this report on Form 10-K.

2. Index to Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

Schedule
Schedule II—Valuation and Qualifying Accounts

SCHEDULE II

AXESSTEL, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Sales Returns and Doubtful Accounts:
December 31, 2006	$500	$497	$—	$997
December 31, 2005	—	500	—	500
December 31, 2004	—	—	—	—
Warranty Reserve:
December 31, 2006	558	365	460	463
December 31, 2005	183	516	141	558
December 31, 2004	—	220	37	183
Reserve for Excess Obsolete Inventories:
December 31, 2006	—	195	—	195
December 31, 2005	—	—	—	—
December 31, 2004	—	—	—	—

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

See Index to Exhibits immediately following the Consolidated Financial Statements and notes thereto included in this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXESSTEL, INC.

By:	/S/ MARV TSEU
Marv Tseu
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Marv Tseu and Patrick Gray, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARV TSEU Marv Tseu	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2007

/S/ PATRICK GRAY Patrick Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2007

Bryan B. Min	Chairman of the Board

/s/ JAI BHAGAT Jai Bhagat	Director	March 31, 2007

/s/ OSMO A. HAUTANEN Osmo A. Hautanen	Director	March 31, 2007

/s/ MIKE H.P. KWON Mike H.P. Kwon	Director	March 31, 2007

/s/ ÅKE PERSSON Åke Persson	Director	March 31, 2007

/s/ SEUNG TAIK YANG Seung Taik Yang	Director	March 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Axesstel, Inc.

We have audited the consolidated balance sheets of Axesstel, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axesstel, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years ended December 31, 2006, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the Provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, applying the modified prospective method at the beginning of the year ended December 31, 2006.

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.

March 21, 2007

Santa Monica, California

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,708,909	$9,161,502
Accounts receivable, less allowance for sales returns and doubtful accounts of $997,000 and $500,000 at December 31, 2006 and 2005	39,008,789	13,696,081
Inventory	2,525,885	3,314,019
Prepayments and other current assets	1,143,693	1,749,139

Total current assets	46,387,276	27,920,741

Property and equipment, net	1,905,386	3,709,351

Other assets:
License, net	2,836,392	3,674,592
Goodwill	385,564	385,564
Other, net	1,206,309	860,520

Total other assets	4,428,265	4,920,676

Total assets	$52,720,927	$36,550,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,511,321	$8,610,622
Bank financing	13,127,450	7,239,000
Accrued commissions	2,077,430	28,624
Accrued royalties	2,994,000	569,561
Accrued warranties	463,000	558,400
Accrued expenses and other current liabilities	1,980,432	1,583,286

Total current liabilities	40,153,633	18,589,493

Long-term liabilities	3,068,940	2,500,000

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001; Authorized 50,000,000 shares; 22,866,266 and 22,543,589 shares issued and outstanding at December 31, 2006 and 2005, respectively	2,287	2,253
Additional paid-in capital	38,014,050	37,898,941
Accumulated other comprehensive income	129,443	63,802
Unearned compensation	—	(492,513)
Accumulated deficit	(28,647,426)	(22,011,208)

Total stockholders’ equity	9,498,354	15,461,275

Total liabilities and stockholders’ equity	$52,720,927	$36,550,768

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005	2004
Revenues	$95,519,674	$94,665,711	$62,564,602
Cost of goods sold	80,245,405	84,414,640	55,849,162

Gross margin	15,274,269	10,251,071	6,715,440

Operating expenses
Research and development	5,877,846	5,511,719	4,245,278
Selling, general and administrative	15,233,668	12,415,808	8,420,422
Impairment of assets	1,064,771	—	—
Litigation settlement	—	—	1,740,000

Total operating expenses	22,176,285	17,927,527	14,405,700

Operating loss	(6,902,016)	(7,676,456)	(7,690,260)

Other income (expense)
Interest income and other income	1,037,750	420,409	11,379
Interest expense and other expense	(771,952)	(896,945)	(894,171)

Total other income (expense)	265,798	(476,536)	(882,792)

Loss before income tax provision (benefit)	(6,636,218)	(8,152,992)	(8,573,052)
Income tax provision (benefit)	—	2,048,182	(302,694)

Net loss	(6,636,218)	(10,201,174)	(8,270,358)

Loss per share
Basic	$(0.29)	$(0.51)	$(0.91)

Diluted	$(0.29)	$(0.51)	$(0.91)

Weighted average shares outstanding
Basic	22,721,122	20,182,856	9,123,084
Diluted	22,721,122	20,182,856	9,123,084

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31,

	Common Stock		Additional Paid In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2003	6,709,842	$671	$6,726,603	$(406,250)	$(37,694)	$(3,539,676)	$2,743,654
Stock issued for services	50,000	5	112,495		—	—	112,500
Stock issued for cash	2,193,334	219	5,719,783	—	—	—	5,720,002
Offering costs	—	—	(323,850)	—	—	—	(323,850)
Stock issued for exercise of warrants and options	1,243,333	124	1,146,209	—	—	—	1,146,333
Cashless exercise of stock warrants to equity investor	382,352	38	(38)	—	—	—	—
Stock issued for employee compensation	35,300	4	79,601	—	—	—	79,605
Stock issued to Board of Directors	210,000	22	720,728	—	—	—	720,750
Debts converted into common stock	375,000	36	749,964	—	—	—	750,000
Stock warrants granted for consulting services	—	—	147,419	—	—	—	147,419
Stock issued for payment of debts	84,305	9	266,395	—	—	—	266,404
Warrants issued in connection with financings	—	—	494,720	—	—	—	494,720
Cancellation of stock issued for services	(30,000)	(3)	(82,497)	—	—	—	(82,500)
Unearned compensation	—	—	—	(373,233)	—	—	(373,233)
Cumulative translation adjustment	—	—	—	—	(7,920)	—	(7,920)
Net loss	—	—	—	—	—	(8,270,358)	(8,270,358)

Balances at December 31, 2004	11,253,466	$1,125	$15,757,532	$(779,483)	$(45,614)	$(11,810,034)	$3,123,526

Stock issued for cash	5,484,979	$549	$20,632,463	$—	$—	$—	$20,633,012
Offering costs	—	—	(2,665,220)	—	—	—	(2,665,220)
Stock issued for exercise of warrants and options	4,807,992	480	1,304,967	—	—	—	1,305,447
Stock issued for employee compensation	10,000	1	37,999	—	—	—	38,000
Stock issued to Board of Directors	90,000	8	141,290	—	—	—	141,298
Debts converted into common stock	897,152	90	2,689,910	—	—	—	2,690,000
Unearned compensation	—	—	—	286,970	—	—	286,970
Cumulative translation adjustment	—	—	—	—	109,416	—	109,416
Net loss	—	—	—	—	—	(10,201,174)	(10,201,174)

Balances at December 31, 2005	22,543,589	$2,253	$37,898,941	$(492,513)	$63,802	$(22,011,208)	$15,461,275

Stock issued for exercise of options	297,677	$31	$171,540	$—	$—	$—	$171,571
Stock issued for employee compensation	10,000	1	11,499	—	—	—	11,500
Stock issued to Board of Directors	15,000	2	20,998	—	—	—	21,000
Stock-based compensation	—	—	142,295	—	—	—	142,295
Unearned compensation	—	—	(231,223)	492,513	—	—	261,290
Cumulative translation adjustment	—	—	—	—	65,641	—	65,641
Net loss	—	—	—	—	—	(6,636,218)	(6,636,218)

Balances at December 31, 2006	22,866,266	$2,287	$38,014,050	$—	$129,443	$(28,647,426)	$9,498,354

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(6,636,218)	$(10,201,174)	$(8,270,358)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,798,775	3,094,826	1,873,309
Asset impairment	1,064,771	—	—
Stock-based compensation	153,795	38,000	79,605
Issuance of stock for services	—	—	301,421
Provision for sales returns and losses on accounts receivable	496,715	500,000	—
Provision for inventory obsolescence	194,510
Stock warrants granted for consulting services	—	—	30,500
Deferred tax assets	—	1,900,000	(385,000)
(Increase) decrease in:
Accounts receivable	(25,809,423)	(5,419,741)	(7,367,452)
Inventories	593,624	(3,314,019)	—
Prepayments and other current assets	900,188	155,406	(1,311,283)
Other assets	(224,828)	(673,286)	(31,955)
Increase (decrease) in:
Accounts payable	10,900,699	(5,611,947)	12,807,349
Accrued expenses and other liabilities	5,343,931	(1,135,626)	1,700,727

Total adjustments	(3,587,243)	(10,466,387)	7,697,221

Net cash used in operating activities	(10,223,461)	(20,667,561)	(573,137)

Cash flows from investing activities:
Proceeds from note receivable	54,856	—	—
Acquisition of property and equipment	(1,409,650)	(2,987,849)	(1,302,915)

Net cash used in investing activities	(1,354,794)	(2,987,849)	(1,302,915)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	171,571	19,273,237	4,893,360
Proceeds from issuance of notes payable, net of costs	—	—	6,210,575
Proceeds from bank financing	13,127,450	7,239,000	—
Repayment of bank financing	(7,239,000)	(1,330,000)	(1,850,000)
Repayments under capital lease obligations	—	—	(221,040)

Net cash provided by financing activities	6,060,021	25,182,237	9,032,895

Cumulative translation adjustment	65,641	109,416	(7,920)

Net increase (decrease) in cash and cash equivalents	(5,452,593)	1,636,243	7,148,923

Cash and cash equivalents at beginning of year	9,161,502	7,525,259	376,336

Cash and cash equivalents at end of year	$3,708,909	$9,161,502	$7,525,259

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$540,513	$333,824	$232,481
Income tax	$—	$213,063	$55,143

Supplemental disclosures of non-cash investing and financing activities:

During 2006, we entered into the following transactions:

•	Issued a $960,000 note receivable with a three year term in connection with our sale of fixed assets of $700,000 and other assets of $260,000.

During 2005, we entered into the following transactions:

•

We issued 125,000 shares of common stock to North America Venture Fund II, L.P. and 772,152 shares of common stock to Laurus Master Fund, Ltd. in repayment for notes payable of $2,690,000 in the aggregate.

•

We recorded capitalized license costs and a long-term liability associated with its expanded CDMA license of $2,500,000. The liability is contingent on the achievement of certain milestones being achieved. Once these milestones are achieved, we will be required to pay the licensor installment payments over a two year period. We expect to achieve the milestones within one to two years. No cash is due in the current year for this obligation.

•	We issued 135,000 shares of common stock to members of the Company’s Board of Directors and cancelled 45,000 shares. Combined, these shares are valued at $141,300.

During 2004, we entered into the following transactions:

•	We issued 50,000 shares of common stock valued at $112,500 in exchange for finders’ fees of $41,625 and offering costs of $70,875 in connection with the our January 2004 financing.

•	We recorded a discount of $125,000 on its January financing and $108,000 on its August financing due to the presence of a beneficial conversion feature.

•	We issued warrants valued at $204,092 to purchase 100,000 shares of common stock to a lender recorded as a discount in connection with its $3,000,000 March financing.

•	We issued warrants valued at $57,628 to purchase 33,334 shares of common stock to a lender recorded as a discount in connection with its $1,000,000 August financing.

•

We issued warrants valued at $97,922 to purchase 47,468 shares of common stock in exchange for finders’ fees in connection with our March 2004 financing, and issued warrants valued at $18,997 to purchase 15,822 shares of common stock in exchange for finders’ fees with our August financing.

•

We agreed to issue 210,000 shares of common stock to members of our Board of Directors and cancelled 30,000 shares (20,000 of which were forfeited and 10,000 of which were repurchased for $3.15 per share) that were issued to a previous Board Member. Combined, these shares are valued at $665,750.

•	Fund raising advances of $1,720,000 were transferred to equity upon issuance of common stock.

•	We issued 375,000 shares of common stock to North America Venture Fund II, L.P. and 84,305 shares of common stock to Laurus Master Fund, Ltd. in repayment for notes payable of $980,000.

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Axesstel, Inc. (“Axesstel” or the “Company”) designs, develops, markets and manufactures fixed wireless voice and broadband data products for worldwide telecommunications. We sell our products to telecommunications service providers in developing countries. The product portfolio includes fixed wireless desktop phones, payphones, voice/data terminals, broadband modems, and 3G gateway devices for access to voice calling and high-speed data services.

Axesstel was originally formed in July 2000 as a California corporation (“Axesstel California”) and through a reverse merger in August 2002 became Axesstel, Inc., a Nevada corporation.

In December 2002, we acquired Entatel, Ltd. (“Entatel”), a Korea-based company, mainly engaged in developing, manufacturing and selling telecommunication products. The acquisition was accounted for under the purchase method of accounting, pursuant to SFAS No. 141, “Business Combinations”. In April 2003, Entatel was re-named Axesstel R&D Center Co., Ltd.

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and operating results of Axesstel and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Generally, the obligations for our foreign customers are secured either by letters of credit or by credit insurance, subject to a 5% deductible. We generally do not receive security for domestic customer obligations. At times, we extend credit based on evaluation of the customer’s financial condition. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At December 31, 2006 and December 31, 2005, the allowance for sales returns and doubtful accounts was $997,000 and $500,000, respectively.

Inventories

Inventories are stated at the lower of cost (average) or market. We review the components of the inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. Management concluded that an inventory reserve of approximately $195,000 was needed as of December 31, 2006 and no reserve was needed as of December 31, 2005.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery and equipment	3 to 7 years
Office furniture and equipment	3 to 7 years
Software	3 years
Leasehold improvements	Life of lease, or useful life if shorter

License

License includes the costs of a non-exclusive worldwide software technology license which allows us to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The license has no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic life of the license, which is approximately ten years for the original license and five years for the license addendum.

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful life of the assets, which is approximately four years.

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

SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. Our engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, we expense all research and development activities performed up to the commencement of the manufacturing process and have not capitalized any software costs as of December 31, 2006 and December 31, 2005. Engineering product maintenance costs incurred after the commencement of the manufacturing process are expensed as incurred.

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

In the year ended December 31, 2006, we recorded an impairment charge of $1.1 million for long-lived assets associated with the closure of our Korean manufacturing location prior to the sale of those assets (see Note 18). We determined there was no impairment of long-lived assets at December 31, 2005.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, other liabilities and long-term liabilities of $569,000 approximate fair value due to the short-term maturities of these instruments. The fair value of the $2.5 million long-term liability for accrued license fee cannot be determined because the obligation is contingent upon events to occur in the future, as detailed in Notes 7 and 10.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. We provide allowances for potential sales returns when necessary. At December 31, 2006 and December 31, 2005, the allowance for sales returns and doubtful accounts was approximately $997,000 and $500,000, respectively. Management concluded that no additional allowance was needed.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units are included in the cost of goods sold and recorded when revenue is recognized. All products are tested for quality inspection prior to shipment and we have historically experienced a minimal level of defective units. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the year ended December, 2006, warranty costs amounted to approximately $365,000 and, as of December 31, 2006, we have established a warranty reserve of approximately $463,000 to cover additional service costs over the life of the warranties. During the year ended December 31, 2005, warranty costs amounted to approximately $516,000 and, as of December 31, 2005, we had established a warranty reserve of $558,000 to cover additional service costs over the life of the warranties. Management believes that no additional warranty reserve is needed as of December 31, 2006.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Adoption of SFAS 123R

Effective January 1, 2006, we adopted SFAS No. 123R (revised 2004), Share-Based Payment, (SFAS 123R) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and SFAS 123, Accounting for Stock Based Compensation, for periods beginning January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Consolidated Financial Statements as of the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R, except for disclosures for comparative purposes.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statements of Operations, as all options granted under those plans are intended to have an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

As a result of adopting SFAS 123(R), our net loss for the year ended December 31, 2006 is approximately $142,000 greater than if we had continued to account for share-based compensation under APB 25. As a result of adopting SFAS 123(R), basic and diluted loss per share for the year ended December 31, 2006, was reduced by $0.01 per share.

Compensation Costs

Results of operations for the years ended December 31, 2006, 2005 and 2004 include stock-based compensation costs of approximately $154,000, $38,000, and $412,000, respectively. Following is a summary of stock-based compensation costs, by income statement classification (in thousands):

	Years ended December 31,
	2006	2005	2004
The composition of stock-based compensation is as follows:
Selling, general and administrative	$154	$38	$412

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the assumptions noted in the following table. All options granted have a maximum term of ten years. As permitted by SAB 107, we utilized the “shortcut approach” to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of our stock. We estimated the forfeiture rate based on historical data for forfeitures and we recognize compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

The following weighted-average assumptions were utilized for the calculations during each period:

	Years ended December 31,
	2006	2005	2004
Expected life (in years)	6.00	6.00	6.00
Expected volatility	68% to 84%	54% to 70%	70% to 133%
Weighted average volatility	75%	62%	100%
Forfeiture rate	12%	—	—
Risk-free interest rate	4.30% to 4.99%	6.0%	6.0%
Expected dividend yield	—	—	—

Adjusted net loss information

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

Earnings (loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common shares equivalents are included because their effect would be anti-dilutive. For the years ended December 31, 2006, 2005 and 2004, 4,581,274; 3,484,976 and 6,982,882 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Years Ended December 31,
	2006	2005	2004
Numerator:
Net loss attributable to common stockholders	$(6,636,218)	$(10,201,174)	$(8,270,358)
Denominator:
Denominator for basic net income per share—weighted average shares	22,721,122	20,182,856	9,123,084
Effect of dilutive securities:
Stock options and warrants	—	—	—

Dilutive potential common stock	—	—	—

Denominator for diluted income per share—adjusted weighted average shares	22,721,122	20,182,856	9,123,084
Basic loss per share	$(0.29)	$(0.51)	$(0.91)

Diluted loss per share	$(0.29)	$(0.51)	$(0.91)

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

	Years Ended December 31,
	2006	2005	2004
Net loss	$(6,636,218)	$(10,201,174)	$(8,270,358)
Other comprehensive loss:
Foreign currency translation adjustment	65,641	109,416	(7,920)

Comprehensive loss	$(6,570,577)	$(10,091,758)	$(8,278,278)

Certain Risks and Concentrations

Some of the obligations for the Company’s foreign customers are secured by letters of credit or by credit insurance, subject to a 5% deductible. The Company generally does not receive security for domestic customer obligations. At times, we extend credit based on evaluation of the customer’s financial condition. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Based on our risk assessment, at December 31, 2006 and December 31, 2005, the allowance for sales returns and doubtful accounts was approximately $997,000 and $500,000, respectively. Significant management judgment is required to determine the allowance for sales return and doubtful accounts.

The Company’s products include components subject to rapid technological change. Significant technological change could adversely affect the Company’s operating results and subject the Company to product obsolescence. The Company has return privileges with many of its suppliers and other ongoing programs to minimize the adverse effects of technological change.

During 2006, 57% of the Company’s revenues were from three customers, comprised of 24%, 19% and 14%. At December 31, 2006, the amounts due from such customers were $15.2 million, $8.6 million and $5.1 million, respectively, which were included in accounts receivable. During 2006, the Company purchased the majority of its products from one manufacturer. At December 31, 2006, the amount due to this manufacturer was $9.5 million.

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

As of December 31, 2006, the Company maintained assets of approximately $4.9 million at its location in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the Company’s operations.

Shipping and handling expenses

We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to approximately $3.0 million, $71,000, and 22,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation.

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for us on January 1, 2008. We are currently evaluating the impact of adoption of SFAS No. 157 and have not yet determined the effect on our earnings or financial position.

2. LIQUIDITY

An increasing portion of our business has shifted to sales under open credit terms, increasing our need for working capital. At December 31, 2006, approximately 40% of our receivables were based on open account compared to approximately 10% at December 31, 2005. Our sales in different geographic regions have typically followed commercial practices for those regions. In 2006, our regional mix shifted from Asia, where we customarily accept customer orders based on letters of credit, to Latin America, where we customarily accept customer orders based on open-terms with some receivables backed by credit insurance. As a result of this shift in sales terms, our working capital requirements have increased in 2006. To the extent that our sales continue to increase, or we are compelled to provide more credit terms to a greater percentage of our customers, our working capital needs will continue to increase. Therefore, we may be required to increase our bank financing activities or pursue the issuance of equity financings. At December 31, 2006 and 2005, our cash and cash equivalents were $3.7 million and $9.2 million, respectively.

Future financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

3. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	December 31, 2006	December 31, 2005
Prepaid taxes	$173,452	$512,116
Prepaid financing fees	100,000	—
Prepaid insurance	222,346	185,380
Prepaid rent	162,243	37,484
Prepaid royalty	—	100,000
Prepaid tooling	85,176	174,248
Supplier advances	50,231	425,978
Restricted cash	—	262,016
Note receivable, current portion	294,742	—
Other	55,503	51,917

	$1,143,693	$1,749,139

4. INVENTORIES

Inventories consisted of the following:

	December 31, 2006	December 31, 2005
Raw materials	$710,724	$3,048,875
Work in process	27,469	50,085
Finished goods	1,982,202	215,059

	2,720,395	3,314,019
Less reserves for excess and obsolete inventories	(194,510)	—

	$2,525,885	$3,314,019

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2006	December 31, 2005
Machinery and equipment	$1,317,669	$3,076,981
Office furniture and equipment	694,759	668,199
Software	2,691,288	1,799,770
Leasehold improvements	355,350	529,237

	5,059,066	6,074,187
Accumulated depreciation	(3,153,680)	(2,364,836)

	$1,905,386	$3,709,351

6. OTHER ASSETS

Other assets consisted of the following:

	December 31, 2006	December 31, 2005
Deposits	$215,070	$443,911
Note receivable, long-term portion	551,272	—
Patents and trademarks	439,967	416,609

	$1,206,309	$860,520

7. LICENSE

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

The Agreement, as amended, allows us to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The Agreement, as amended, has no fixed termination date and we have assigned an estimated life of ten years for the original license and five years for the license addendum. The license consisted of the following:

	December 31, 2006	December 31, 2005
License	$5,500,000	$5,500,000
Accumulated amortization	(2,663,608)	(1,825,408)

	$2,836,392	$3,674,592

Amortization expense related to this license amounted to $838,200, $796,529 and $258,423 for years ended December 31, 2006, 2005, and 2004 respectively.

8. GOODWILL AND OTHER INTANGIBLES

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. We have elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. We completed our testing for the year ended December 31, 2006 using the method discussed in SFAS No. 142 and determined that there was no impairment for the year ended December 31, 2006. Impairment costs, when recognized, are recorded as a charge to operations. As of December 31, 2006 and December 31, 2005, goodwill amounted to $385,564.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2006	December 31, 2005
Lease liability	$96,131	$152,638
Accrued payroll, taxes and benefits	902,170	526,310
Accrued freight	344,000	50,000
Accrued interest	244,964	—
Accrued legal and professional fees	143,998	365,000
Accrued operating expenses	249,169	489,338

	$1,980,432	$1,583,286

10. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:

	December 31, 2006	December 31, 2005
Accrued license fee	$2,500,000	$2,500,000
Note payable	346,950	—
Accrued interest	28,940	—
Accrued payroll taxes	193,050	—

	$3,068,940	$2,500,000

11. BANK FINANCING

As of December 31, 2006 and December 31, 2005, we had outstanding bank loans of $13.1 million and $7.2 million from Silicon Valley Bank (SVB), secured by our accounts receivable and other assets. The $7.2 million loan balance from December 31, 2005 has since been repaid, and the loan balance from December 31, 2006 of $13.1 million reflects financing activities from 2006. The outstanding principal balance of the loans bear interest ranging from LIBOR rate plus 2.5% to SVB’s Prime Rate plus 2.5%, and are due upon receipt of the related receivable.

12. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	2006	2005	2004
Current tax provision:
Federal	$—	$141,805	$—
State	—	6,377	—
Foreign	—	—	82,306

	$—	$148,182	$82,306

Deferred tax provision (benefit):
Federal	(4,514,000)	(2,189,000)	(2,647,000)
State	(676,000)	(395,000)	(316,000)
Valuation allowance	5.190,000	4,484,000	2,578,000

	—	1,900,000	(385,000)

Total provision (benefit) for income taxes:	$—	$2,048,182	$302,694

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

Our policy is not to record deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

Significant components of our net deferred tax asset or liability at December 31, 2006 and 2005 are as follows:

	2006	2005
Net operating loss carry-forwards	$9,646,000	$6,007,000
Amortization	221,000	307,000
Accrued expenses	1,421,000	126,000
Credits	328,000	203,000
Bad debt	367,000	183,000
Other	253,000	220,000

Total deferred tax assets	12,236,000	7,046,000
Valuation allowance	(12,236,000)	(7,046,000)

Net deferred taxes	$—	$—

In assessing the realizability of deferred tax assets of zero at December 31, 2006 and 2005, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on our analysis in 2005, we concluded not to retain a deferred tax asset since it is uncertain whether we can utilize this asset in future periods. Therefore, we have established a full reserve against this asset as of 2005. The valuation allowance increased to $12,236,000 representing an increase of $5,190,000 during 2006.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2006 and 2005 follows:

	2006	2005	2004
Expected tax at 34%	$(1,504,211)	$(2,308,289)	$(2,914,000)
Change in valuation allowance	5,190,000	4,484,000	2,578,000
Deferred true ups, not benefited	(3,546,183)	—	—
Difference in rate of foreign tax	—	—	(21,000)
State income tax, net of federal tax	(124,247)	(301,039)	(211,000)
Non-deductible expenses	(13,481)	131,033	176,000
Other	(1,878)	42,477	89,000

Provision (benefit) for income taxes	$—	$2,048,182	$(303,000)

At December 31, 2006, we had net operating loss carry-forwards of approximately $26,320,000 for federal tax purposes, expiring through 2026. In addition, we had net operating loss carry-forwards of approximately $11,946,000 for state tax purposes, which begin to expire in 2013.

Internal Revenue Code Section 382 restricts the ability of a corporation to utilize existing net operating losses in the event of an “ownership change.” A portion of our net operating losses is limited due to changes in ownership which occurred in 2004 and 2005.

13. STOCKHOLDERS’ EQUITY

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

In 2006, we issued 10,000 shares of our common stock at its fair market value of $1.15 per share to an employee.

In 2006, we cancelled 30,000 shares of our common stock valued at $1.58 per share issued to a former Board member and issued 45,000 shares of our common stock valued at $1.52 per share to a member of our Board of Directors. The newly issued 45,000 shares vest over a three-year period.

In 2006, employee stock options for 247,677 shares of our common stock were exercised at prices ranging from $.26 to $1.30 per share resulting in proceeds of approximately $172,000.

Common Stock - 2005 Activity

In January 2005, stock warrants and employee stock options for 939,710 shares of our stock were exercised at prices ranging from $.07 to $.26 per share resulting in proceeds of approximately $160,000.

In January 2005, we issued 125,000 shares of its common stock at the conversion price of $2.00 per share to North America Ventures Fund II, L.P. in connection with the conversion of 25% of the investor’s convertible term note of $1,000,000, funded in January 2004.

In February 2005, we issued to a finder 50,000 shares of our common stock for services rendered in connection with the Company’s January 2004 financing. Pursuant to an advisor agreement, we agreed to issue to the finder a total of 150,000 shares of common stock on the following schedule: 50,000 shares in January 2004 upon the closing of the financing, and an additional 50,000 shares in each of January 2005 and January 2006.

In February 2005, we issued 22,152 shares of its common stock at the conversion price of $3.16 per share to Laurus Master Fund, Ltd. (“Laurus”) in connection with the payment of a portion of the principal related to the investor’s convertible term note of $3,000,000, funded in March 2004, and payment of a portion of the principal related to the investor’s convertible term note of $1,000,000, funded in August 2004.

In February 2005, we issued 270,271 shares of the Company’s common stock to three private equity funds managed by ComVentures, a venture capital firm based in Palo Alto, California, at a price of $3.70 per share for aggregate proceeds of $1.0 million.

In February 2005, stock warrants for 3,323 shares of our stock were exercised at a price of $3.16 per share resulting in proceeds of approximately $11,000.

In March 2005, we issued 4,714,708 shares of its common stock in an underwritten public offering, and issued and sold an additional 3,285,561 shares of common stock upon the exercise of warrants and employee stock options. The public offering price was $4.00 per share and less underwriter discounts and commissions of $.26 per share, resulted in net proceeds of $3.74 per share to the Company. Net proceeds for this offering, less legal and other transaction costs, was approximately $15.9 million.

In March 2005, we issued 500,000 shares of our common stock to three private equity funds managed by ComVentures, a venture capital firm based in Palo Alto, California, at a price of $4.00 per share for aggregate proceeds of $2.0 million.

In March 2005, employee stock options for 101,801 shares of our common stock were exercised at prices ranging from $.07 to $.26 per share resulting in proceeds of approximately $17,000.

In March 2005, we issued 750,000 shares of its common stock at the conversion price of $3.16 per share to Laurus in connection with the payment of a portion of the principal related to the investor’s convertible term note of $3,000,000, funded in March 2004, resulting in proceeds of $2.4 million.

In April 2005, employee stock options for 18,920 shares of our common stock were exercised at prices ranging from $.26 to $.60 per share resulting in proceeds of approximately $11,000.

In May 2005, we issued 10,000 shares of our common stock at its fair market value of $3.80 per share to an employee.

In May 2005, employee stock options for 20,356 shares of our common stock were exercised at prices ranging from $.26 to $.60 per share resulting in proceeds of approximately $10,000.

In June 2005, we cancelled 30,000 shares of its restricted common stock valued at $3.10 per share issued to a former member of the board of directors.

In June 2005, stock warrants and employee stock options for 135,868 shares of our stock were exercised at prices ranging from $.07 to $2.00 per share resulting in proceeds of approximately $122,000.

In July 2005, employee stock options for 115,205 shares of our stock were exercised at prices ranging from $.26 to $2.84 per share resulting in proceeds of approximately $166,000.

In August 2005, employee stock options for 112,915 shares of our stock were exercised at prices ranging from $.26 to $2.84 per share resulting in proceeds of approximately $130,000.

In September 2005, employee stock options for 14,333 shares of our stock were exercised at prices ranging from $.60 to $2.20 per share resulting in proceeds of approximately $13,000.

In November 2005, we issued 90,000 shares of its common stock to two members of its Board of Director at $2.38 per share.

In November 2005, employee stock options for 10,000 shares of our stock were exercised at $.26 per share resulting in proceeds of approximately $3,000.

In December 2005, we issued 45,000 shares of its common stock to a member of its Board of Director at $1.58 per share. In addition, we cancelled 15,000 shares of its common stock valued at $3.10 per share issued to a former Board member.

Common Stock-2004 Activity

In January 2004, we issued 1,360,000 shares of our common stock at its fair market value of $2.00 per share to seven equity investors for gross proceeds of $2,720,000. In connection with this private placement, we paid

$203,950 and issued 50,000 shares of common stock to the finder. The value of these shares was $112,500. We agreed to issue to the finder an additional 50,000 shares in each of January 2005 and January 2006.

In January 2004, we issued 30,000 shares of our common stock at its fair market value of $2.15 per share to an employee.

In February 2004, we issued 5,300 shares of our common stock at its fair market value of $2.85 per share to 53 employees.

In May 2004, we issued 30,000 shares of our common stock at its fair market value of $3.85 per share to a member of its Board of Directors. In August 2004, we issued 135,000 shares of its common stock to members of its Board of Directors of which 90,000 of these shares were issued at $3.10 per share and 45,000 of these shares at $3.40 per share. Such shares were issued upon the effective date of stockholders’ approval of the Company’s 2004 Equity Incentive Plan. In November 2004, we issued 45,000 shares of its common stock to another member of its Board of Director at $3.85 per share. In addition, we cancelled 30,000 shares of its common stock valued at $2.75 per share issued to a former Board member.

In June 2004, we issued 860,000 shares of our common stock at an exercise price of $1.00 per share to six accredited investors (including 500,000 shares to Wistron NeWeb) in connection with the exercise of warrants from our January 2004 private placement. In connection with this private placement, we paid $43,000 for finder’s fee and $76,900 in legal fees.

In June 2004, we issued 125,000 shares of our common stock at the conversion price of $2.00 per share to North America Ventures Fund II, L.P. in connection with the conversion of 25% of the investor’s convertible term note of $1,000,000, funded in January 2004. In September and November 2004, we issued an aggregate of 250,000 shares of our common stock at the conversion price of $2.00 per share to North America Venture Fund II, L.P. in connection with the conversion of an additional 50% of the investor’s convertible term note.

In June 2004, we issued 37,000 shares of our common stock at the conversion price of $3.16 per share to Laurus Master Fund, Ltd. (“Laurus”) in connection with the payment of a portion of the principal and interest charges related to the investor’s convertible term note of $3,000,000, funded in March 2004. In September and December 2004, we issued additional 30,797 and 16,508 shares of our common stock respectively at the conversion price of $3.16 per share to Laurus for further principal and interest payments under such note.

In July 2004, employee stock options for 83,333 shares were exercised at a price of $2.50 per share resulting in proceeds of $208,333.

In August 2004, we issued 167,691 shares of our common stock to one accredited investor in exchange for the assignment by that investor to the Company of 554,183 shares of the common stock of the Company’s subsidiary, Axesstel, Inc., a California corporation, as well as a general release of claims against us by that investor. These shares are reflected in prior year’s outstanding common stock.

In October 2004, we issued 833,334 shares of our common stock to three private equity funds managed by ComVentures, a venture capital firm based in Palo Alto, California, at a price of $3.60 per share for aggregate proceeds of $3,000,002.

In October 2004, employee stock options for 300,000 shares of our common stock were exercised at a price of $0.26 per share resulting in proceeds of $78,000.

In October 2004, we issued an aggregate of 382,352 shares of common stock to two private equity funds upon the cashless exercise of a warrant to purchase 500,000 shares of common stock at $1.00 per share in connection with the warrants agreement entered in January 2004.

Stock Option Activity

Prior to the adoption of the 2004 Equity Plan, we adopted three stock option plans which were approved by the Board of Directors, reserving a total of 2,893,842 shares, which are referred to as the Prior Plans. The Prior Plans were adopted on September 16, 2002 (911,671 shares), March 5, 2003 (982,171 shares) and September 29, 2003 (1,000,000 shares). Each of these plans provides for the issuance of non-statutory stock options to employees, directors and consultants, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. All options granted under the Prior Plans vest quarterly over three years. As of December 31, 2006, options to purchase 2,857,000 shares of common stock had been granted under these plans. As of September 2004, no additional options may be granted under the Prior Plans. Options with respect to 1,217,024 shares are outstanding under the Prior Plans as of December 31, 2006.

In September 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Equity Plan”). The stockholders approved the plan in October 2004 with an effective date for such approval in November 2004. Under the 2004 Equity Plan, we had initially reserved for issuance an aggregate of 4,093,842 shares. The Company’s Prior Plans are no longer available for new grants, and the initial share reserve under the 2004 Equity Plan will adjust downward to the extent that shares are issued upon exercise of options under the Prior Plans. Subject to a maximum of 11,593,842 shares that can be subject to the 2004 Equity Plan in the aggregate, the number of shares subject to the 2004 Equity Plan will increase each year by the least of:

•	three percent of the then outstanding shares;

•	750,000 shares; or

•	a number of shares determined by the Board.

Awards under the 2004 Equity Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights, and cash awards. We granted to certain of our employees options to purchase 1,755,000 shares of common stock under the plan in 2006 and 1,120,500 in 2005.

A summary of Axesstel’s stock option activity and related information is as follows:

	2006		2005		2004
Option Summary	Options	Wt Average Exercise Price	Options	Wt Average Exercise Price	Options	Wt Average Exercise Price
Outstanding-beginning of year	2,883,701	$2.54	4,107,429	$1.28	3,334,428	$0.62
Granted	1,755,000	$1.53	1,120,500	$3.40	1,446,000	$2.84
Exercised	(247,677)	$0.69	(2,037,605)	$0.38	(383,333)	$0.75
Forfeited/Expired	(289,025)	$3.35	(306,623)	$3.24	(289,666)	$1.63

Outstanding-end of year	4,101,999	$2.16	2,883,701	$2.54	4,107,429	$1.28

The weighted-average grant-date fair value of options granted during the year 2006 was $1.03. The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $207,000.

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2006.

	Total Outstanding			Total Exercisable
Price Range	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.26 to $0.99	234,832	$0.56	5.6	234,832	$0.56
$1.00 to $1.99	1,838,500	$1.50	9.4	173,302	$1.34
$2.00 to $2.99	841,667	$2.31	7.1	791,667	$2.33
$3.00 to $4.68	1,187,000	$3.39	8.3	1,187,000	$3.39

	4,101,999	$2.16	8.4	2,386,801	$2.61

A summary of the status of the Entity’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	1,755,000	1.03
Vested	(37,802)	1.00
Forfeited/Expired	(2,000)	1.19

Nonvested at December 31, 2006	1,715,198	$1.03

As of December 31, 2006, there was $1.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years. The recognized compensation cost for the year ended December 31, 2006 was approximately $142,000.

Stock Warrant Activity

The Company did not issue any warrants in 2005 or 2006. A summary of Axesstel’s warrant activity and related information is as follows:

	2006		2005		2004
Warrant Summary	Warrant	Wt Average Exercise Price	Warrant	Wt Average Exercise Price	Warrant	Wt Average Exercise Price
Outstanding-beginning of year	601,275	$2.56	3,321,662	$0.62	2,853,038	$0.34
Granted	—	$—	—	$—	1,828,624	$1.41
Exercised	—	$—	(2,720,387)	$0.24	(1,360,000)	$1.00
Forfeited/Expired	(122,000)	$2.00	—	$—	—	$—

Outstanding-end of year	479,275	$2.70	601,275	$2.56	3,321,662	$0.62

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price for both total outstanding warrants and total exercisable warrants as of December 31, 2006.

	Total Outstanding			Total Exercisable
Price	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.07	65,974	$0.07	5.3	65,974	$0.07
$2.00 to $2.99	200,000	$2.80	1.8	200,000	$2.80
$3.00 to $3.99	213,301	$3.42	3.5	213,301	$3.42

	479,275	$2.70	3.0	479,275	$2.70

14. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

Revenues by geographic region based on customer locations for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Revenues
Asia and Pacific Rim	$37,542,635	$68,909,960	$47,493,712
Latin America	53,610,255	25,223,126	15,070,890
Europe, Middle East, and Africa	4,299,339	388,125	—
USA	67,445	144,500	—

Total revenues	$95,519,674	$94,665,711	$62,564,602

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary quarterly financial data for 2006 and 2005 consists of the following:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006
Revenues	$10,510,388	$22,792,911	$32,078,444	$30,137,931
Income (loss) before income taxes	(3,414,174)	(3,586,354)	225,437	138,873
Net income (loss)	(3,414,174)	(3,586,354)	225,437	138,873
Basic earnings (loss) per share	$(0.15)	$(0.16)	$0.01	$0.01

Diluted earnings (loss) per share	$(0.15)	$(0.16)	$0.01	$0.01

2005
Revenues	$29,010,455	$36,969,554	$16,898,645	$11,787,057
Income (loss) before income taxes	(1,379,923)	347,874	(2,480,772)	(4,640,171)
Net income (loss)	(1,389,218)	328,132	(4,498,487)	(4,641,601)
Basic earnings (loss) per share	$(0.10)	$0.01	$(0.20)	$(0.21)

Diluted earnings (loss) per share	$(0.10)	$0.01	$(0.20)	$(0.21)

16. COMMITMENTS AND CONTINGENCIES

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

Korea: In August 2005, we entered into a ten year operating lease for approximately 4,200 square meters (approximately 13,800 square feet) of office space for our Korean research and development center. The premise is located in the Gyeonggi Province. The lease calls for annual lease payments to be made in advance in December of each year in an amount equal to two percent of the “Building Value” as defined in the lease. For 2007, annual rent is approximately $188,000. The Building Value and resulting rent per square meter is subject to adjustment after 2007 based on market conditions.

Minimum annual lease payments are approximately as follows:

Year Ending December 31,	Total Amount
2007	$576,000
2008	586,000
2009	586,000
2010	598,000
2011	257,000
Thereafter	690,000

$3,293,000

Rent expense is charged ratably over the lives of the leases using the straight line method. Rent expense for each of the years ended December 31, 2006, 2005 and 2004 amounted to approximately $976,000, $720,000, and $283,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with Stephen Sek and H. Clark Hickock that provide severance payments if they are terminated without cause. Consequently, if we had released Mr. Sek and Mr. Hickock without cause as of December 31, 2006, the severance expense due would be valued at approximately $426,000.

We entered into a separation and general release agreement with Mike H.P. Kwon (see Note 17) that provides separation payments which are payable on the earlier of the date Mr. Kwon’s employment with us is terminated, whether voluntarily or involuntarily, or May 15, 2008. As of December 31, 2006, the separation related expense due under the agreement was approximately $569,000.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of December 31, 2006, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

17. RELATED PARTY TRANSACTIONS

On May 16, 2006, we entered into a separation and general release agreement (“Separation Agreement”) with Mike H.P. Kwon pursuant to which his employment as our chief executive officer and his Employment Agreement dated as of January 5, 2004 were terminated. Under the Separation Agreement and in exchange for a general release of claims, Mr. Kwon was entitled to receive a lump sum payment of $540,000, less applicable taxes (“Separation Payment”), and all outstanding stock options and other equity awards issued to Mr. Kwon were vested in full and, became immediately exercisable and will remain so for the remainder of the respective terms of each such award. Mr. Kwon remains in the employ of the Company as Founder, Honorary Chairman and Director. Concurrent with the effectiveness of the Separation Agreement, Mr. Kwon loaned to Axesstel the principal sum of $346,950, an amount equal to the Separation Payment less applicable withholding taxes, under the terms of a promissory note dated May 16, 2006 (“Note”). The principal balance under the Note bears interest at the Prime Rate plus one percent and all amounts outstanding under the Note are due and payable on the earlier of the date Mr. Kwon’s employment with us is terminated, whether voluntarily or involuntarily, or May 15, 2008. As of December 31, 2006, accrued interest was approximately $29,000.

18. SALE OF KOREAN FACTORY EQUIPMENT AND PROPERTY LEASE

Effective July 31, 2006, we entered into an agreement for the sale of substantially all of the assets of our Korean manufacturing facility. Under the terms of the Installment Sale Agreement (“Agreement”) between Axesstel Korea, Inc., a Korean company and our wholly-owned subsidiary (“Subsidiary”), and Park JongHeun, an individual and former employee of Subsidiary (“Park”), our Subsidiary sold to Park certain assets, including tangible personal property and associated software and warranty rights. Under the Agreement, Park will pay us $960,000 in thirty-five equal monthly installments commencing November 1, 2006. Park has also agreed to assume certain contract rights and obligations, which include the obligations under a real property lease and Subsidiary’s obligations with respect to its employees involved in the factory operations.

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Articles of Incorporation of the registrant, as amended(1)

3.2	Amended and Restated Bylaws of the registrant(1)

4.1	Specimen Common Stock Certificate(2)

4.2	Form of Common Stock Purchase Warrant, exercise price $1.00, dated January 8, 2004(3)

4.3	Form of Common Stock Purchase Warrant, exercise price $2.00 subject to adjustment, dated January 8, 2004(3)

4.4	Common Stock Purchase Warrant issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd(3)

4.5	Form of Common Stock Purchase Warrant issued to finder and its assignees, dated March 11, 2004, in connection with the March 2004 Convertible Note Financing(4)

4.6	Common Stock Purchase Warrant dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(5)

4.7	Stock Purchase Agreement dated October 12, 2004 between the registrant and certain investors affiliated with ComVentures(6)

4.8	Warrant to Purchase Common Stock dated October 1, 2003 issued to The Search for Value, Inc.(7)

4.9	Warrant to Purchase Common Stock dated October 1, 2003 issued to Newport Capital Consultants(7)

4.10	Stock Purchase Agreement dated February 2, 2005 between the registrant and certain investors affiliated with ComVentures(7)

4.11	Form of Warrant Agreement to Mike H.P. Kwon and Satori Yukie(8)

10.1	Lease Agreement for Office Space by and between Axesstel California and Smith Trust dated October 15, 2001(9)

10.2	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004(10)

10.3	Centerpark Plaza Office Lease with R&D Portfolio Holdings, LLC, dated June 2, 2005(1)

10.4	Lease Agreement between TBK Electronics Corp. and registrant, dated July 13, 2005(10)

10.5	Lease between Axesstel Korea, Inc. and Seongnam Industry Promotion Foundation, dated August 29, 2005(1)

10.6	Form of Indemnity Agreement for directors and executive officers of the registrant(8)

10.7	Employment Agreement with Marvin Tseu, dated May 16, 2006*(12)

10.8	Separation Agreement with Mike H.P. Kwon dated May 16, 2006*(12)

10.9	Employment Agreement with Mike H.P. Kwon dated May 16, 2006*(12)

10.10	Separation Agreement with Lixin Cheng dated June 30, 2006*(13)

10.11	Letter Agreement with Clark Hickock dated April 27, 2005*(14)

10.12	Letter Agreement with Patrick Gray dated February 11, 2004*(4)

10.13	Employment Agreement with Murray Kawchuk dated October 20, 2006*(15)

10.14	Employment Agreement with Stepehen Sek dated October 20, 2006*(15)

1

Exhibit No.	Document Description
10.15	2001 Stock Option Plan*(8)

10.16	Form Notice of Grant of Stock Option (2001 Stock Option Plan)*(8)

10.17	Form Stock Option Agreement (2001 Stock Option Plan)*(8)

10.18	Form Notice of Grant of Stock Option (September 2002, March 2003 and September 2003 Option Pools)*(8)

10.19	Form Stock Option Agreement (September 2002, March 2003 and September 2003 Option Pools)*(8)

10.20	Table of Stock Option Grants under 2001 Stock Option Plan And Prior Plans*(2)

10.21	2004 Equity Incentive Plan*(8)

10.22	Form of Stock Option Agreement (2004 Equity Incentive Plan)* (16)

10.23	Form of Stock Award Agreement (2004 Equity Incentive Plan)*(16)

10.24	Form of Subscription Agreement dated February 2003(7)

10.25	Subscriber Unit License Agreement between Axesstel California and Qualcomm Incorporated dated November 14, 2000, as amended+(17)

10.26	Component Supply Agreement between QUALCOMM CDMA Technologies Asia-Pacific PTE LTD. and Axesstel-California, dated February 28, 2001, as amended+(2)

10.27	DMSS5100 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated December 5, 2002, as amended+(2)

10.28	DMSS5010 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated November 26, 2003+(2)

10.29	AMSS6500 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated April 11, 2004+(2)

10.30	USB Driver Software Tools Limited Use Agreement between the registrant and QUALCOMM Incorporated dated October 21, 2004(2)

21.1	Subsidiaries of the registrant(18)

23.1	Consent of Gumbiner Savett Inc.

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005.
(2)	Incorporated by reference to exhibits to Registrant’s Form SB-2 filed on February 4, 2005.
(3)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending March 31, 2004, filed on May 24, 2004.
(4)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004.
(5)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on August 20, 2004.

2

(6)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on October 15, 2004.
(7)	Incorporated by reference to exhibits to Registrant’s Form SB-2 filed on February 4, 2005.
(8)	Incorporated by reference to exhibits to Registrant’s Form SB-2/A filed on October 29, 2004.
(9)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on April 19, 2004.
(10)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending June 30, 2004 filed on August 16, 2004.
(11)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending September 30, 2005, filed on November 14, 2005.
(12)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on May 18, 2006.
(13)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on July 6, 2006.
(14)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on May 3, 2005.
(15)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on October 26, 2006.
(16)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on January 12, 2005.
(17)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004.
(18)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB for the period ending December 31, 2005, filed on March 31, 2006.

*	Management contract, or compensatory plan or arrangement.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission and are marked by an asterisk.

3