Form 10-Q
period 2007-04-01
AXESSTEL INC
filed 2007-05-16
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 10, 2007
Common Stock, $0.0001 per share	22,873,982 shares

Axesstel, Inc.

Form 10-Q

For the Three months ended April 1, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	April 1, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,737,049	$3,708,909
Accounts receivable, less allowance for sales returns and doubtful accounts of $997,000 at April 1, 2007 and December 31, 2006	38,845,725	39,008,789
Inventories, net	1,714,970	2,525,885
Prepayments and other current assets	1,164,995	1,143,693

Total current assets	45,462,739	46,387,276
Property and equipment, net	1,842,377	1,905,386
Other assets
License, net	2,626,842	2,836,392
Goodwill	385,564	385,564
Other, net	1,184,400	1,206,309

Total other assets	4,196,806	4,428,265

Total assets	$51,501,922	$52,720,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,424,163	$19,511,321
Bank financing	8,064,000	13,127,450
Customer advances	5,233,572	14,000
Accrued commissions	2,242,004	2,077,430
Accrued royalties	2,973,551	2,994,000
Accrued warranties	439,000	463,000
Accrued expenses and other current liabilities	1,569,067	1,966,432

Total current liabilities	39,945,357	40,153,633
Long-term liabilities	3,067,777	3,068,940

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.0001; authorized 50,000,000 shares; 22,873,982 and 22,866,266 shares issued and outstanding at April 1, 2007 and December 31, 2006, respectively	2,287	2,287
Additional paid-in capital	38,149,603	38,014,050
Accumulated other comprehensive income	233,259	129,443
Accumulated deficit	(29,896,361)	(28,647,426)

Total stockholders’ equity	8,488,788	9,498,354

Total liabilities and stockholders’ equity	$51,501,922	$52,720,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended
	April 1, 2007	March 31, 2006
Revenues	$25,189,776	$10,510,388
Cost of goods sold	20,618,273	10,241,564

Gross margin	4,571,503	268,824
Operating expenses:
Research and development	1,892,205	1,305,377
Selling, general and administrative	3,893,995	2,723,887

Total operating expenses	5,786,200	4,029,264

Operating loss	(1,214,697)	(3,760,440)
Other income (expense):
Interest income and other income	16,630	375,166
Interest expense and other expense	(50,868)	(28,900)

Total other income (expense)	(34,238)	346,266

Loss before income tax provision	(1,248,935)	(3,414,174)
Income tax provision	—	—

Net income (loss)	(1,248,935)	(3,414,174)

Earnings (loss) per share
Basic	$(0.05)	$(0.15)

Diluted	$(0.05)	$(0.15)

Weighted average shares outstanding
Basic	22,867,552	22,585,256
Diluted	22,867,552	22,585,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	April 1, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(1,248,935)	$(3,414,174)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	423,269	712,048
Stock-based compensation	133,547	—
Provision for inventory obsolescence	(12,510)	—
(Increase) decrease in:
Accounts receivable	163,064	4,103,572
Inventories	823,425	(3,554,381)
Prepayments and other current assets	(21,135)	128,150
Other assets	(110,075)	(17,482)
Increase (decrease) in:
Accounts payable	(87,158)	1,903,951
Customer advances	5,219,572	631,380
Accrued expenses and other liabilities	(278,403)	55,675

Total adjustments	6,253,596	3,962,913

Net cash provided by operating activities	5,004,661	548,739

Cash flows from investing activities:
Payment on note receivable	72,360	—
Acquisition of property and equipment	(91,253)	(143,891)

Net cash used in investing activities	(18,893)	(143,891)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	2,006	—
Proceeds from bank financing	8,064,000	1,995,000
Repayment of bank financing	(13,127,450)	(7,239,000)

Net cash used in financing activities	(5,061,444)	(5,244,000)

Cumulative translation adjustment	103,816	146,239

Net increase (decrease) in cash and cash equivalents	28,140	(4,692,913)
Cash and cash equivalents at beginning of year	3,708,909	9,161,502

Cash and cash equivalents at end of period	$3,737,049	$4,468,589

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$42,549	$27,311
Income tax	$—	$—

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation, and in order to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

The first quarter of the year ended December 31, 2006, ended on March 31, 2006. In 2007, we have established the Sunday nearest to the end of the calendar quarter to be the financial reporting date. The first quarter of the year ending December 31, 2007, ended on April 1, 2007. We report our annual results as of December 31 and for the year then ending.

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

Accounts Receivable

Obligations for our foreign customers are often secured either by letters of credit or by credit insurance, subject to a 5% deductible. We generally do not receive security for domestic customer obligations. At times, we extend credit based on evaluation of the customer’s financial condition. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At April 1, 2007 and December 31, 2006, the allowance for sales returns and doubtful accounts was $997,000.

Inventories

Inventories are stated at the lower of cost (average) or market. We review the components of the inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. Management concluded that an inventory reserve of approximately $182,000 and $195,000 was needed as of April 1, 2007 and December 31, 2006, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery and equipment	3 to 7 years
Office furniture and equipment	3 to 7 years
Software	3 years
Leasehold improvements	Life of lease, or useful life if shorter

License

License includes the costs of a non-exclusive worldwide software technology license which allows us to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The license has no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic life of the license, which are approximately ten years for the original license and five years for the license addendum.

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

SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. Our engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, we expense all research and development activities performed up to the commencement of the manufacturing process and have not capitalized any software costs as of April 1, 2007 and December 31, 2006. Engineering product maintenance costs incurred after the commencement of the manufacturing process are expensed as incurred.

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

In the year ended December 31, 2006, we recorded an impairment charge of $1.1 million for long-lived assets associated with the closure of our Korean manufacturing location prior to the sale of those assets. We determined there was no impairment of long-lived assets at April 1, 2007.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, other liabilities and long-term liabilities of $568,000 approximate fair value due to the short-term maturities of these instruments. The fair value of the $2.5 million long-term liability for accrued license fee cannot be determined because the obligation is contingent upon events to occur in the future, as detailed in Notes 7 and 10.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. We provide allowances for potential sales returns when necessary. At April 1, 2007 and December 31, 2006, the allowance for sales returns and doubtful accounts was approximately $997,000. Management concluded that no additional allowance was needed at April 1, 2007.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units are included in the cost of goods sold and recorded when revenue is recognized. All products are tested for quality inspection prior to shipment and we have historically experienced a minimal level of defective units. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the three months ended April 1, 2007, warranty costs amounted to approximately $53,000 and, as of April 1, 2007, we have established a warranty reserve of approximately $439,000 to cover additional service costs over the life of the warranties. During the three months ended March 31, 2006, warranty costs amounted to approximately $170,000 and, as of March 31, 2006, we had established a warranty reserve of $558,000 to cover additional service costs over the life of the warranties. Management believes that no additional warranty reserve is needed as of April 1, 2007.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the three months ended April 1, 2007 include stock-based compensation costs of approximately $134,000. There was no stock-based compensation for the three months ended March 31, 2006. Following is a summary of stock-based compensation costs, by income statement classification (in thousands):

	Three Months ended April 1, 2007	Three Months ended March 31, 2006
Research and development	23	—
Selling, general and administrative	111	—

Total	134	—
Tax effect on share-based compensation	—	—

Net effect on net income	$134	$—

Effect on earnings per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years. As permitted by SAB 107, we utilized the “shortcut approach” to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of our stock. We estimated the forfeiture rate based on historical data for forfeitures and we recognize compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

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

Earnings (loss) per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the three months ended April 1, 2007 and March 31, 2006, 4,323,558 and 3,502,476 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended
	April 1, 2007	March 31, 2006
Numerator:
Net loss attributable to common stockholders	$(1,248,935)	$(3,414,174)
Denominator:
Denominator for basic net income per share—weighted average shares	22,867,552	22,585,256
Effect of dilutive securities:
Stock options and warrants	—	—

Dilutive potential common stock	—	—

Denominator for diluted income per share—adjusted weighted average shares	22,867,552	22,585,256
Basic loss per share	$(0.05)	$(0.15)

Diluted loss per share	$(0.05)	$(0.15)

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

	Three Months Ended
	April 1, 2007	March 31, 2006
Net loss	$(1,248,935)	$(3,414,174)
Other comprehensive income (loss):
Foreign currency translation adjustment	103,816	146,239
Comprehensive income (loss):	$(1,145,119)	$(3,267,935)

Certain Risks and Concentrations

Some of the obligations for the Company’s foreign customers are secured by letters of credit or by credit insurance, subject to a 5% deductible. We generally do not receive security for domestic customer obligations. At times, we extend credit based on evaluation of the customer’s financial condition. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Based on our risk assessment, at April 1, 2007 and December 31, 2006, the allowance for sales returns and doubtful accounts was approximately $997,000. Significant management judgment is required to determine the allowance for sales return and doubtful accounts.

Our products include components subject to rapid technological change. Significant technological change could adversely affect our operating results and subject us to product obsolescence. We have return privileges with many of our suppliers and other ongoing programs to minimize the adverse effects of technological change.

During the three months ended April 1, 2007, 69% of our revenues were from two customers, comprised of 43% and 26%. At April 1, 2007, the amounts due from such customers were $20.6 million and $6.2 million, respectively, which were included in accounts receivable. During the three months ended April 1, 2007, we purchased the majority of our products from one manufacturer. At April 1, 2007, the amount due to this manufacturer was $13.3 million.

During the three months ended March 31, 2006, 57% of our revenues were from three customers, comprised of 31%, 13% and 13%. At March 31, 2006, the amounts due from such customers were $4.4 million, zero and $1.3 million, respectively, which were included in accounts receivable. During the three months ended March 31, 2006, we purchased the majority of our products from one manufacturer. At March 31, 2006, the amount due to this manufacturer was $6.1 million.

As of April 1, 2007, we maintained assets of approximately $5.0 million at our location in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt our operations.

Shipping and handling expenses

We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to approximately $451,000 and $300,000 for the three months ended April 1, 2007 and March 31, 2006, respectively.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. At this time, we do not expect FIN 48 to have a meterial impact on our financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We do not expect SFAS No. 159 to have a material impact on our financial position, operations or cash flows.

2. LIQUIDITY

An increasing portion of our business has shifted to sales under open credit terms, increasing our need for working capital. At April 1, 2007, approximately 50% of our receivables were based on open account. Our sales in different geographic regions have typically followed commercial practices for those regions. In 2006 and continuing in the first three months of 2007, our regional mix shifted from Asia, where we customarily accept customer orders based on letters of credit, to Latin America, where we customarily accept customer orders based on open-terms with some receivables backed by credit insurance. As a result of this shift in sales terms, our working capital requirements have increased. To the extent that our sales continue to increase, or we are compelled to provide more credit terms to a greater percentage of our customers, our working capital needs will continue to increase. Therefore, we may be required to increase our bank financing activities or pursue the issuance of equity financings. At April 1, 2007 and December 31, 2006, our cash and cash equivalents were $3.7 million.

Future financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

3. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	April 1, 2007	December 31, 2006
Prepaid taxes	$177,568	$173,452
Prepaid insurance	175,385	222,346
Prepaid rent	138,908	162,243
Prepaid tooling	97,587	85,176
Supplier advances	82,436	50,231
Note receivable, current portion	294,909	294,742
Other	198,202	155,503

	$1,164,995	$1,143,693

4. INVENTORIES

Inventories consisted of the following:

	April 1, 2007	December 31, 2006
Raw materials	$490,165	$710,724
Work in process	7,751	27,469
Finished goods	1,399,054	1,982,202

	1,896,970	2,720,395
Less reserves for excess and obsolete inventories	(182,000)	(194,510)

	$1,714,970	$2,525,885

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 1, 2007	December 31, 2006
Machinery and equipment	$1,499,069	$1,317,669
Office furniture and equipment	699,395	694,759
Software	2,601,150	2,691,288
Leasehold improvements	350,705	355,350

	5,150,319	5,059,066
Accumulated depreciation	(3,307,942)	(3,153,680)

	$1,842,377	$1,905,386

6. OTHER ASSETS

Other assets consisted of the following:

	April 1, 2007	December 31, 2006
Deposits	$196,993	$215,070
Note receivable, long-term portion	478,745	551,272
Patents and trademarks	508,662	439,967

	$1,184,400	$1,206,309

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

The Agreement, as amended, allows us to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The Agreement, as amended, has no fixed termination date and we have assigned an estimated life of ten years for the original license and five years for the license addendum. The license consisted of the following:

	April 1, 2007	December 31, 2006
License	$5,500,000	$5,500,000
Accumulated amortization	(2,873,158)	(2,663,608)

	$2,626,842	$2,836,392

Amortization expense related to this license amounted to $209,550 for the three months ended April 1, 2007, and the three months ended March 31, 2006.

8. GOODWILL AND OTHER INTANGIBLES

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. We have elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. We completed our testing for the year ended December 31, 2006 using the method discussed in SFAS No. 142 and determined that there was no impairment for the year ended December 31, 2006. Impairment costs, when recognized, are recorded as a charge to operations. As of April 1, 2007 and December 31, 2006, goodwill amounted to $385,564.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	April 1, 2007	December 31, 2006
Lease liability	$92,963	$96,131
Accrued payroll, taxes and benefits	507,999	902,170
Accrued freight	328,000	344,000
Accrued interest	72,714	244,964
Accrued legal and professional fees	100,000	143,998
Accrued operating expenses	467,391	235,169

	$1,569,067	$1,966,432

10. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:

	April 1, 2007	December 31, 2006
Accrued license fee	$2,500,000	$2,500,000
Note payable	346,950	346,950
Accrued interest	27,777	28,940
Accrued payroll taxes	193,050	193,050

	$3,067,777	$3,068,940

11. BANK FINANCING

As of April 1, 2007 and December 31, 2006, we had outstanding bank loans of $8.1 million and $13.1 million from Silicon Valley Bank (SVB), secured by our accounts receivable and other assets. The majority of the $13.1 million loan balance from December 31, 2006 has since been repaid, and the loan balance from April 1, 2007 of $8.1 million mainly reflects new financing activities from 2007. The outstanding principal balance of the loans bear interest ranging from LIBOR rate plus 2.5% to SVB’s Prime Rate plus 2.5%, and are due upon receipt of the related receivable.

12. STOCKHOLDERS’ EQUITY

Common Stock—2007 Activity

In 2007, employee stock options for 7,716 shares of our common stock were exercised at a price of $.26 resulting in proceeds of approximately $2,000.

13. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues by geographic region, but do not manage operations by region. Revenues by geographic region based on customer locations are as follows:

	Three months ended
	April 1, 2007	March 31, 2006
Revenues
Asia and Pacific Rim	$9,425,741	$5,783,794
Latin America	14,610,533	3,809,735
Europe, Middle East, and Africa	1,153,502	905,624
United States	—	11,235

Total revenues	$25,189,776	$10,510,388

14. COMMITMENTS AND CONTINGENCIES

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

$3,293,000

Rent expense is charged ratably over the lives of the leases using the straight line method. Rent expense for the three months ended April 1, 2007 and March 31, 2006 amounted to approximately $153,000, and $217,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with Stephen Sek and H. Clark Hickock that provide severance payments if they are terminated without cause. Consequently, if we had released Mr. Sek and Mr. Hickock without cause as of April 1, 2007, the severance expense due would be approximately $373,000.

We entered into a separation and general release agreement with Mike H.P. Kwon (see Note 15) that provides separation payments which are payable on the earlier of the date Mr. Kwon’s employment with us is terminated, whether voluntarily or involuntarily, or May 15, 2008. As of April 1, 2007, the separation related expense due under the agreement was approximately $568,000.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of April 1, 2007, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

15. RELATED PARTY TRANSACTIONS

On May 16, 2006, we entered into a separation and general release agreement (“Separation Agreement”) with Mike H.P. Kwon pursuant to which his employment as our chief executive officer and his Employment Agreement dated as of January 5, 2004 were terminated. Under the Separation Agreement and in exchange for a general release of claims, Mr. Kwon was entitled to receive a lump sum payment of $540,000, less applicable taxes (“Separation Payment”), and all outstanding stock options and other equity awards issued to Mr. Kwon were vested in full and, became immediately exercisable and will remain so for the remainder of the respective terms of each such award. Mr. Kwon remains in the employ of the Company as Founder, Honorary Chairman and Director. Concurrent with the effectiveness of the Separation Agreement, Mr. Kwon loaned to Axesstel the principal sum of $346,950, an amount equal to the Separation Payment less applicable withholding taxes, under the terms of a promissory note dated May 16, 2006 (“Note”). The principal balance under the Note bears interest at the Prime Rate plus one percent and all amounts outstanding under the Note are due and payable on the earlier of the date Mr. Kwon’s employment with us is terminated, whether voluntarily or involuntarily, or May 15, 2008. As of April 1, 2007, accrued interest was approximately $28,000.

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

Our products have similar functionality to phones and modems that use the traditional landline telecommunications network; however, they are wireless desktop devices and can be substituted for wired phones and modems. All products that we have sold prior to the second quarter of 2006 were based on CDMA (3G Code Division Multiple Access) technology developed by Qualcomm Incorporated. We started development of new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies in 2005 and started shipments of these products in the second quarter of 2006. In addition to the introduction of GSM and GPRS based products, in 2006 we increased our focus on the development of data products, including broadband modems and 3G gateway devices, which represent an increasing percentage of our overall revenues

We currently sell our products to telecommunications operators in developing countries where large segments of the population do not have telephone service. To date our largest markets have been in Asia and South America, with our largest customers located in India and Venezuela. We ended the first quarter of 2007 with a total of 51 customers in 36 countries.

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

Recent Developments

Revenue in the first quarter 2007 was $25.2 million attributable primarily to strong sales of phones and modems in Asia and Latin America. Sales of modem products for the period were $5.1 million, contributing to our overall gross margins of 18% for the quarter. Overall revenues for the first quarter were impacted by the Venezuelan government’s announcement in January 2007 of its intention to nationalize the telephone operations for that country. Orders from customers in that country slowed following the announcement, but picked up again at the end of the quarter. Because of the concentration of customers we sell to, and product life cycles in our business, we expect that we will continue to experience quarterly fluctuations in our operations based on our ability to secure or maintain a large customer or order.

From an operating perspective, during the first quarter our efforts were focused on:

•	“localizing” our sales force

•	expanding and diversifying our customer base

•	increasing sales of higher profit margin products

•	developing new products to address additional markets and customers

We have begun to focus our sales efforts closer to our customers. To that end, we have broken our sales teams into three main sales regions: Asia, EMEA (Europe, Middle East and Africa) and Latin America. We have appointed sales vice presidents and support for each region. Having assisted in the establishment of the sales network and structure, Murray Kawchuk, our Senior Vice President of Sales and Corporate Marketing resigned subsequent to the end of the quarter. For the near term, the regional vice presidents of sales will report directly to our Chief Executive Officer.

Our “localized” sales initiative is designed to support our efforts to diversify our customer base. Our sales efforts in Asia have resulted in significant orders from a new customer in Indonesia for which we expect to begin shipments by the third quarter. In EMEA we closed transactions with five new customers in the region for both telephone and data products. Our presence in Latin America is paying off with increased sales of GSM and CDMA products. By the end of the first quarter we had 51 customers in 36 countries around the world.

The majority of our sales continue to be comprised of our CDMA telephones, and during the first quarter we continued sales to existing customers such as BSNL in India and CANTV in Venezuela. However, we increased sales of our GSM phone during the quarter, which helped improve our gross margin. We also experienced modem sales of $5.1 million for the quarter. Sales by product category for the first quarter of 2007 compared to the first quarter of 2006 were as follows:

Product Category	Percentage of Revenues for three month period ended April 1, 2007	Percentage of Revenues for three month period ended March 31, 2006
Telephones	77%	84%
Modems	20%	12%
Voice and Data Terminals	3%	4%

This trend of increased modem revenue is expected to continue in the second quarter as we enter the quarter with a backlog of $11 million for sales of our modem products.

Our product development is currently focused on maintaining our telephone business and increasing overall revenues and gross margins through increased sales of data products. During the quarter we announced the availability of:

•	Axesstel PG330 Fixed Wireless Desktop Phone; a quad-band (850, 900, 1800, and 1900 MHz) for GSM and GPRS networks.

•	Axesstel MV100 line of sleek new EVDO Rev. A broadband gateways designed for residential use.

In 2007 we will launch a new product—iAxess—a wireless set top box that can be connected to a television monitor and provide Internet access, along with voice, email, text and instant messaging capabilities. We have also commenced development of our MU430 3G Gateway for high-speed uplink packet access (HSUPA) networks and a new USB modem and 3G gateway for HSUPA and EDGE networks. Finally we began evaluating machine to machine or “M2M” opportunities where we perceive the opportunity for high gross margins and higher competitive barriers to entry.

Looking forward, we entered the second quarter with an overall backlog of $16 million, the highest level of backlog we have experienced entering a quarter to date. Based in part on that backlog, we believe that revenues for the second quarter will be approximately $30-35 million. We continue to target $60 million in revenues and breakeven profitability for the first half of 2007; however, our results in the second quarter and for the foreseeable future will continue to be impacted significantly by the timing of and our ability to secure orders from a limited number of large customers.

Revenues

Our product portfolio consists of fixed wireless products in five categories: desktop phones, public call office (PCO) phones, voice/data terminals, broadband modems, and 3G gateway devices. We have shipped the desktop and PCO phones since 2004, voice/data terminals and modems since 2005, and gateway devices since 2006. We expect fixed wireless phones will continue to represent a major portion of our revenues for the foreseeable future. However, we believe that an increasing portion of our anticipated growth will come from sales of our data products, such as our broadband modem and 3G gateway devices, into developing and industrialized countries as demand grows for broadband data services. In 2005, we started development of new products based on GSM and GPRS technologies and started shipments of these products in the second quarter of 2006.

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the three months ended April 1, 2007, approximately 69% of our revenues were derived from two customers, whose orders represented 43% and 26% of revenues, respectively.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive and operational management, finance, human resources, information technology, sales and marketing, program management and administrative personnel. Other costs include facility expenses, employee travel, bank and financing fees, insurance, legal expense, commissions, accounting, professional service providers, board of director expense, stockholder relations, amortization of intangible assets, and depreciation expense of software and other fixed assets.

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

Revenue Recognition and Warranty Reserve

Revenues from product sales are recognized when the risks of ownership and title pass to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin, or SAB, No. 101 “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risks of ownership and title pass when product is received by the customer’s freight forwarder. If and when products are returned, we normally exchange them or provide credits to the customer. The returned products in turn are shipped back to the third party manufacturer and we are issued a credit or exchange from the manufacturer. At April 1, 2007, we recorded a sales return allowance of approximately $997,000. No additional significant returns are anticipated.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of goods sold. During the three months ended April 1, 2007, warranty costs amounted to approximately $53,000 and, as of April 1, 2007, we established a warranty reserve of $439,000 to cover additional service costs over the life of the warranty. All products are tested by quality inspection prior to shipment and we have historically experienced a minimum level of defective units. Management believes that no additional warranty reserve is needed as of April 1, 2007, other than as discussed above.

Sales Returns and Accounts Receivable Allowance

Collections from product sales for foreign customers are often received via letter of credit arrangements or secured by credit insurance, subject to a 5% deductible. As such, collections on trade accounts receivable for foreign customers are reasonably assured. At times, we extend credit based on evaluation of the customer’s financial condition. Significant management judgment is required to determine the allowance for sales returns and losses on accounts receivable. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At April 1, 2007, the allowance for sales returns and doubtful accounts was $997,000.

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

Quarterly Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations data (in thousands) and the percentages of total revenues thereto.

($ in thousands)	Three months ended April 1, 2007		Three months ended March 31, 2006
Revenues	$25,189	100.00%	$10,510	100.00%
Cost of goods sold	20,618	81.85%	10,241	97.44%

Gross margin	4,571	18.15%	269	2.56%

Operating expenses:
Research and development	1,892	7.51%	1,305	12.42%
Selling, general and administrative	3,894	15.46%	2,724	25.92%

Total operating expenses	5,786	22.97%	4,029	38.34%

Operating loss	(1,215)	(4.82)%	(3,760)	(35.78)%
Other income (expense), net	(34)	(0.14)%	346	3.30%

Loss before income taxes	(1,249)	(4.96)%	(3,414)	(32.48)%

Income tax provision (benefit)	—	—%	—	—%

Net loss	$(1,249)	(4.96)%	$(3,414)	(32.48)%

Comparison of the Three Months Ended April 1, 2007 to the Three Months Ended March 31, 2006

General.

We established record revenues of $95.5 million in 2006 despite a slow first quarter of 2006 in which revenues totaled $10.5 million due to reduced phone business in Asia. Starting in the second quarter of 2006, revenues rebounded due to improved customer and product diversification. We established record revenues in Latin America and from our data products, as we recorded revenues of $22.8 million, $32.1 million, and $30.1 million in the second, third, and fourth quarters of 2006, respectively. The increased revenue from our data products has led to increased levels of gross margin in 2006, and we expect this trend to continue into 2007.

In 2007, we expect revenues of approximately $135 million, gross margins in the upper teens, and profitable operating income. For the first six months of 2007, we expect revenues of approximately $60 million, and in the second half of the year we expect to grow our revenue run rates as anticipated EV-DO rollouts occur in Asia and as we expand our GSM footprint.

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

Revenues.

For the three months ended April 1, 2007, which we refer to as Q1 2007, revenues were $25.2 million compared to $10.5 million for the three months ended March 31, 2006, which we refer to as Q1 2006, representing a 140% increase. In Q1 2007, our revenues were derived principally from two customers, which two customers individually represented 43% and 26% of revenues. In Q1 2006, our revenues were derived principally from three customers, which three customers together represented 31%, 13% and 13% of revenues.

Cost of Goods Sold.

For Q1 2007, cost of goods sold was $20.6 million compared to $10.2 million for Q1 2006, an increase of 101%. This increase to cost of goods sold is largely attributable to the increase in revenues over the comparative periods. Our cost of materials declined on a per unit basis in 2007 as we were able to re-engineer our products to take advantage of cost efficient alternate parts, and reduce prices with our suppliers. In 2006 and continuing into 2007, most of our products were manufactured by one vendor. We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our vendor will be able to further decrease its costs as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin.

For Q1 2007, gross margin as a percentage of revenues was 18% compared to 3% for Q1 2006. The gross margin percentage increase was mainly the result of favorable product mix from our data products during the comparative periods, as we typically experience higher margins from our data products than from our phone products. During Q1 2007, we additionally experienced greater manufacturing efficiencies compared to Q1 2006, due to increased volumes.

We expect demand from our data products to remain strong in 2007, and expect gross margin percentages in the upper teens for the full year. However, margins may fluctuate on an individual quarterly basis due to customer and product mix, as well as other factors.

Research and Development.

For Q1 2007, research and development was $1.9 million, compared to $1.3 million for Q1 2006, an increase of 45%. This increase was mainly attributable to increases in outside certification test fees and outside development of prototype products in Q1 2007 in the development of both our phones and data products. As a percentage of revenues, research and development for Q1 2007 decreased to 8% from 12% in Q1 2006 due to the higher revenue experienced in Q1 2007.

We are presently spending much of our research and development funds on our next generation phones, and the new line of data and GSM products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. Our research and development expenditures are expected to increase in absolute terms but decrease as a percent of revenues for the remainder of 2007.

Selling, General and Administrative.

For Q1 2007, selling, general and administration expenses were $3.9 million, compared to $2.7 million for Q1 2006, an increase of 43%. This increase was mainly due to increased external sales commissions of approximately $652,000 and increased wage expenses of approximately $392,000 in the comparative periods. The increased commission expenses were in connection with revenues from Latin America. As a percentage of revenue, selling, general and administration expenses for Q1 2007 decreased to 15% from 26% in Q1 2006.

As our revenues increase, we expect our selling, general and administrative expenses to increase, but decrease as a percentage of revenues.

Other Income (Expense).

For Q1 2007, other income (expense) was a net expense of approximately $34,000 compared to a net benefit of approximately $346,000 for Q1 2006. The majority of Q1 2006’s net benefit was derived from the sale of 100,000 shares of Ubistar common stock, formerly known as Axess Telecom, an unrelated third party. We acquired a total of 392,156 shares of Ubistar common stock as part of a litigation settlement in 2004.

Provision for Income Taxes.

For both Q1 2007 and Q1 2006, no income tax provisions were recorded. We no longer record tax benefits against net losses and have established a full reserve against all deferred tax assets. In addition, according to Internal Revenue Code regulations, we were deemed in October 2004 and March 2005 to have experienced two 50% changes in ownership during the prior three years. These changes in ownership limit the use of our net operating loss carry-forward to a specific amount each year. We may in the future experience further ownership change events, which would similarly limit use of any net operating loss carry-forwards that might otherwise be available subsequent to the date of the most recent 50% ownership changes.

Net Loss.

For Q1 2007, net loss was $1.2 million compared to a net loss of $3.4 million for Q1 2006.

Liquidity and Capital Resources

At April 1, 2007, our principal sources of liquidity included cash and cash equivalents of $3.7 million unchanged from our cash and cash equivalents position of $3.7 million at December 31, 2006. In addition, at April 1, 2007, accounts receivable were $38.8 million, compared to $39.0 million at December 31, 2006. At April 1, 2007, approximately half of our accounts receivable were covered by letters of credit or were insured. At April 1, 2007, we had working capital of approximately $5.5 million compared to working capital of $6.2 million at December 31, 2006. For the three months ended April 1, 2007, we generated $5.0 million of cash from operations which was derived from the cash net loss of approximately $705,000 (net loss offset by non-cash adjustments for the write-off of asset impairment, stock-based compensation, receivable and inventory provisions, and depreciation and amortization) and changes in operating assets and liabilities of $5.7 million.

Investment activities used approximately $19,000 of cash during the three months ended April 1, 2007, primarily for the acquisition of software and equipment offset from proceeds of a note receivable.

During the three months ended April 1, 2007, cash used by financing activities amounted to $5.1 million, as we repaid $13.1 million of bank financing from December 31, 2006, received new bank financing of $8.1 million, and received cash proceeds from the issuance of common stock of approximately $2,000. In August 2006, we entered into a two-year, $15 million, receivable based credit facility with Silicon Valley Bank (SVB), and later increased this facility to $20 million. The outstanding principal balance of the loans bore interest ranging from the LIBOR rate plus 2.5% to SVB’s prime rate plus 2.5% depending on the receivable financed. Payments of principal were immediately due and payable to SVB in the amount of each payment that we received under the pledged receivables.

As of April 1, 2007, we do not have any significant commitments for capital expenditures. However, expected increases in revenues, as well as the transition from largely letter of credit based sales in Asia to open account terms in Latin America have increased our working capital requirements. To the extent that our sales continue to increase, or we are compelled to provide more credit terms to a greater percentage of our customers, our working capital needs will continue to increase. We are presently reviewing other options besides debt financing to supplement our liquidity including the issuance of equity securities. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financing in the future. Future financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

As indicated above, to finance the cash needs for our business requirements, we have utilized bank financings in Q1 2007 as described below.

Silicon Valley Bank. As of April 1, 2007 and December 31, 2006, we borrowed $8.1 million and $13.1 million, respectively, from Silicon Valley Bank, secured by certain accounts receivable in approximately the same amount. The $13.1 million loan balance at December 31, 2006 has since been repaid, and a new loan balance of $8.1 million was incurred in 2007. The outstanding principal balance of the loans bore interest ranging from the LIBOR rate plus 2.5% to SVB’s prime rate plus 2.5% depending on the receivable financed. Payments of principal were immediately due and payable to SVB in the amount of each payment that we received under the pledged receivables.

Recent Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. At this time, we do not expect FIN 48 to have a mterial impact on our financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We do not expect SFAS No. 159 to have a material impact on our financial position, operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Interest rates from our bank credit facility are based on LIBOR and SVB’s Prime Rate at the time our receivables are financed. As such, future financings are subject to market risk. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At April 1, 2007, we had $3.7 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at April 1, 2007, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the three months ended April 1, 2007, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from WNC in China. To mitigate the effects of currency fluctuations on the Company’s results of operations, all revenue from our international transactions and all products purchased from WNC were denominated in US dollars.

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

We maintain disclosure controls and procedures designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our Chief Executive Officer and our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that as of April 1, 2007, the design and operation of such disclosure controls and procedures were effective.

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

For the three months ended April 1, 2007, two of our customers and their affiliates accounted for approximately 69% of our revenues, of which one customer comprised approximately 43% and the other customers comprised approximately 26%, respectively. For the year ended December 31, 2006, three of our customers and their affiliates accounted for approximately 57% of our revenues, whose orders comprised 24%, 19% and 14% of revenues, respectively. For the year ended December 31, 2005, two of our customers and their affiliates accounted for approximately 80% of our revenues, of which one customer comprised approximately 59% and the other customers comprised approximately 21% of revenues. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

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

We have incurred significant net losses to date. We incurred a net loss of $1.2 million for the three months ended April 1, 2007; a net loss of $6.6 million for the year ended December 31, 2006, and a net loss of $10.2 million for the year ended December 31, 2005. At April 1, 2007, we had an accumulated deficit of $29.9 million. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving and then maintaining profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in maintaining profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

Our near term growth strategy is dependent on the widespread adoption of third generation CDMA technology by telecommunications service providers.

Although we have historically generated a substantial portion of our revenues from sales of our voice and data desktop phones and terminals, our future growth strategy is predicated on deriving a substantial and increasing portion of our revenues from sales of our broadband data products. Our existing broadband data products are based on the CDMA2000 1xEV-DO standard, which is third generation, or 3G, CDMA technology used for high-speed data and voice communications. To date, there are only a limited number of telecommunications service providers whose networks are compatible with our CDMA2000 1xEV-DO broadband modem. Although we believe this standard will eventually be adopted by the majority of telecommunications service providers currently using CDMA technology, there can be no assurance that they will adopt the standard or if they do, how rapidly and widely the standard will be implemented. If the CDMA2000 1xEV-DO standard is not widely implemented, the market for our broadband data products will be limited, and we will not be able to execute our near term growth strategy.

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

Our Founder beneficially owns approximately 14% of our outstanding common stock, and ComVentures beneficially owns approximately 17% of our outstanding common stock; and each will be able to exert substantial influence over us and our major corporate decisions.

As of April 1, 2007, Mike H.P. Kwon, our Founder, Honorary Chairman and member of our Board of Directors, beneficially owned approximately 14% of our outstanding common stock, and ComVentures beneficially owned approximately 17% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon and ComVentures, each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval.

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

AXESSTEL, INC.

/s/ Patrick Gray
Date: May 15, 2007	Patrick Gray, Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.