Form 10-Q
period 2007-07-01
AXESSTEL INC
filed 2007-08-14
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 10, 2007
Common Stock, $0.0001 per share	22,903,982 shares

Axesstel, Inc.

Form 10-Q

For the Six months ended July 1, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	July 1, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,017,889	$3,708,909
Accounts receivable, less allowance for sales returns and doubtful accounts of $0 at July 1, 2007 and $997,000 at December 31, 2006	38,636,897	39,008,789
Inventories, net	1,538,264	2,525,885
Prepayments and other current assets	2,473,560	2,612,340

Total current assets	45,666,610	47,855,923
Property and equipment, net	1,635,332	1,905,386
Other assets
License, net	2,417,292	2,836,392
Goodwill	385,564	385,564
Other, net	1,087,827	1,206,309

Total other assets	3,890,683	4,428,265

Total assets	$51,192,625	$54,189,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,615,974	$20,979,968
Bank financing	3,808,690	13,127,450
Customer advances	3,387,096	14,000
Accrued commissions	2,413,547	2,077,430
Accrued royalties	2,658,501	2,994,000
Accrued warranties	437,000	463,000
Accrued expenses and other current liabilities	2,553,024	1,966,432

Total current liabilities	39,873,832	41,622,280
Long-term liabilities	2,500,000	3,068,940
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.0001; authorized 50,000,000 shares; 22,903,982 and 22,866,266 shares issued and outstanding at July 1, 2007 and December 31, 2006, respectively	2,290	2,287
Additional paid-in capital	38,347,849	38,014,050
Accumulated other comprehensive income	92,182	129,443
Accumulated deficit	(29,623,528)	(28,647,426)

Total stockholders’ equity	8,818,793	9,498,354

Total liabilities and stockholders’ equity	$51,192,625	$54,189,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	July 1, 2007	June 30, 2006	July 1, 2007	June 30, 2006
Revenues	$28,025,951	$22,792,911	$53,215,727	$33,303,299
Cost of goods sold	21,446,608	20,192,207	42,064,881	30,433,771

Gross margin	6,579,343	2,600,704	11,150,846	2,869,528
Operating expenses:
Research and development	1,785,923	1,241,739	3,678,128	2,547,116
Selling, general and administrative	4,440,694	3,944,439	8,334,689	6,668,326
Impairment of assets	—	1,264,254	—	1,264,254

Total operating expenses	6,226,617	6,450,432	12,012,817	10,479,696

Operating income (loss)	352,726	(3,849,728)	(861,971)	(7,610,168)
Other income (expense):
Interest income and other income	22,906	371,911	39,536	747,077
Interest expense and other expense	(102,798)	(108,537)	(153,666)	(137,437)

Total other income (expense)	(79,892)	263,374	(114,130)	609,640

Profit (loss) before income tax provision	272,834	(3,586,354)	(976,101)	(7,000,528)
Income tax provision	—	—	—	—

Net income (loss)	272,834	(3,586,354)	(976,101)	(7,000,528)

Earnings (loss) per share
Basic	$0.01	$(0.16)	$(0.04)	$(0.31)

Diluted	$0.01	$(0.16)	$(0.04)	$(0.31)

Weighted average shares outstanding
Basic	22,888,982	22,650,672	22,878,267	22,617,964
Diluted	23,173,701	22,650,672	22,878,267	22,617,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	July 1, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(976,101)	$(7,000,528)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	937,025	1,505,232
Asset impairment	—	1,264,254
Stock-based compensation	331,796	12,121
Provision for inventory obsolescence	91,925	—
(Increase) decrease in:
Accounts receivable	371,891	(4,377,419)
Inventories	895,696	283,828
Prepayments and other current assets	142,564	480,369
Other assets	(114,093)	(81,527)
Increase (decrease) in:
Accounts payable	3,636,006	4,496,439
Customer advances	3,373,096	1,128,004
Accrued expenses and other liabilities	(7,730)	2,187,968

Total adjustments	9,658,176	6,899,269

Net cash provided by (used in) operating activities	8,682,075	(101,259)

Cash flows from investing activities:
Payment on note receivable	145,597	—
Acquisition of property and equipment	(164,677)	(1,002,109)

Net cash used in investing activities	(19,080)	(1,002,109)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	2,006	120,400
Proceeds from bank financing	3,808,690	4,707,083
Repayment of bank financing	(13,127,450)	(7,239,000)

Net cash used in financing activities	(9,316,754)	(2,411,517)

Cumulative translation adjustment	(37,261)	132,032

Net decrease in cash and cash equivalents	(691,020)	(3,382,853)
Cash and cash equivalents at beginning of year	3,708,909	9,161,502

Cash and cash equivalents at end of period	$3,017,889	$5,778,649

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$128,807	$131,906
Income tax	$—	$—

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

The second quarter of the year ended December 31, 2006, ended on June 30, 2006. In 2007, we have established the Sunday nearest to the end of the calendar quarter to be the financial reporting date. The second quarter of the year ending December 31, 2007, ended on July 1, 2007. We report our annual results as of December 31 for the year then ending.

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

Accounts Receivable

Obligations for our foreign customers are often secured either by letters of credit or by credit insurance, subject to a 5% deductible. We generally do not receive security for domestic customer obligations. At times, we extend credit based on evaluation of the customer’s financial condition. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At December 31, 2006, the allowance for sales returns and doubtful accounts was $997,000. During the six months ended July 1, 2007, the $997,000 was charged off against the related accounts receivable. Management concluded that no allowance was needed at July 1, 2007.

Inventories

Inventories are stated at the lower of cost or market. We review the components of the inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. Management concluded that an inventory reserve of approximately $286,000 and $195,000 was needed as of July 1, 2007 and December 31, 2006, respectively.

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

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is approximately four years.

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

SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. Our engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, we expense all research and development activities performed up to the commencement of the manufacturing process and have not capitalized any software costs as of July 1, 2007 and December 31, 2006. Engineering product maintenance costs incurred after the commencement of the manufacturing process are expensed as incurred.

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

In the year ended December 31, 2006, we recorded an impairment charge of $1.1 million for long-lived assets associated with the closure of our Korean manufacturing location prior to the sale of those assets. We determined there was no impairment of long-lived assets at July 1, 2007.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the $2.5 million long-term liability for accrued license fee cannot be determined because the obligation is contingent upon events to occur in the future, as detailed in Notes 7 and 10.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. Management concluded that no allowance was needed at July 1, 2007.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units are included in the cost of goods sold and recorded when revenue is recognized. All products are tested for quality inspection prior to shipment and we have historically experienced a minimal level of defective units. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the six months ended July 1, 2007, warranty costs amounted to approximately $141,000 and, as of July 1, 2007, we have established a warranty reserve of approximately $437,000 to cover additional service costs over the life of the warranties. During the six months ended June 30, 2006, warranty costs amounted to approximately $415,000 and, as of June 30, 2006, we had established a warranty reserve of $634,000 to cover additional service costs over the life of the warranties. Management believes that no additional warranty reserve is needed as of July 1, 2007.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the six months ended July 1, 2007 and June 30, 2006 include stock-based compensation costs of approximately $332,000 and $12,000, respectively. Following is a summary of stock-based compensation costs, by income statement classification (in thousands):

	Six Months ended July 1, 2007	Six Months ended June 30, 2006
Research and development	47	—
Selling, general and administrative	285	12

Total	332	12
Tax effect on share-based compensation	—	—

Net effect on net income	$332	$12

Effect on earnings per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

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

Earnings (loss) per Share

We utilize SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the six months ended July 1, 2007 and June 30, 2006, 3,886,058 and 3,832,951 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended		Six Months Ended
	July 1, 2007	June 30, 2006	July 1, 2007	June 30, 2006
Numerator:
Net income (loss) attributable to common stockholders	$272,834	$(3,586,354)	$(976,101)	$(7,000,528)
Denominator:
Denominator for basic net income per share—weighted average shares	22,888,982	22,650,672	22,878,267	22,617,964
Effect of dilutive securities:
Stock options and warrants	284,719	—	—	—

Dilutive potential common stock	—	—	—	—

Denominator for diluted income per share—adjusted weighted average shares	23,173,701	22,650,672	22,878,267	22,617,964
Basic earnings (loss) per share	$0.01	$(0.16)	$(0.04)	$(0.31)

Diluted earnings (loss) per share	$0.01	$(0.16)	$(0.04)	$(0.31)

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

	Three Months Ended		Six Months Ended
	July 1, 2007	June 30, 2006	July 1, 2007	June 30, 2006
Net income (loss)	$272,834	$(3,586,354)	$(976,101)	$(7,000,528)
Other comprehensive income (loss):
Foreign currency translation adjustment	(141,078)	(14,207)	(37,261)	132,032

Comprehensive income (loss):	$131,756	$(3,600,561)	$(1,013,362)	$(6,868,496)

Certain Risks and Concentrations

Some of the obligations for the Company’s foreign customers are secured by letters of credit or by credit insurance, subject to a 5% deductible. We generally do not receive security for domestic customer obligations. At times, we extend credit based on evaluation of the customer’s financial condition. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Based on our risk assessment, at December 31, 2006, the allowance for sales returns and doubtful accounts was approximately $997,000. Management concluded that no allowance was needed at July 1, 2007. Significant management judgment is required to determine the allowance for sales return and doubtful accounts.

Our products include components subject to rapid technological change. Significant technological change could adversely affect our operating results and subject us to product obsolescence. We have return privileges with many of our suppliers and other ongoing programs to minimize the adverse effects of technological change.

During the six months ended July 1, 2007, 77% of our revenues were from three customers, comprised of 37%, 22% and 18%. At July 1, 2007, the amounts due from such customers were $19.8 million, $10.5 million, and $4.2 million, respectively, which were included in accounts receivable. During the six months ended July 1, 2007, we purchased the majority of our products from one manufacturer. At July 1, 2007, the amount due to this manufacturer was $19.1 million.

During the six months ended June 30, 2006, 51% of our revenues were from three customers, comprised of 27%, 14% and 10%. At June 30, 2006, the amounts due from such customers were $7.4 million, $2.4 million, and $1.4 million, respectively, which were included in accounts receivable. During the six months ended June 30, 2006, we purchased the majority of our products from one manufacturer. At June 30, 2006, the amount due to this manufacturer was $9.3 million.

As of July 1, 2007, we maintained assets of approximately $4.0 million at our location in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt our operations.

Shipping and handling expenses

We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to approximately $923,000 and $937,000 for the six months ended July 1, 2007 and June 30, 2006, respectively.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the effect of SFAS No. 157 on its financial position, operations or cash flows.

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

2. LIQUIDITY

An increasing portion of our business has shifted to sales under open credit terms, increasing our need for working capital. At July 1, 2007, approximately 67% of our receivables were based on open account. Our sales in different geographic regions have typically followed commercial practices for those regions. In 2006 and continuing in the first six months of 2007, our regional mix shifted from Asia, where we customarily accept customer orders based on letters of credit, to Latin America, where we customarily accept customer orders based on open-terms with some receivables backed by credit insurance. As a result of this shift in sales terms, our working capital requirements have increased. To the extent that our sales continue to increase, or we are compelled to provide more credit terms to a greater percentage of our customers, our working capital needs will continue to increase. Therefore, we may be required to increase our bank financing activities or pursue the issuance of equity financings. At July 1, 2007 and December 31, 2006, our cash and cash equivalents were $3.0 million and $3.7 million, respectively.

Future financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

3. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	July 1, 2007	December 31, 2006
Prepaid taxes	$115,911	$173,452
Prepaid insurance	100,700	222,346
Prepaid rent	95,288	162,243
Prepaid tooling	180,592	85,176
Supplier advances	1,474,139	1,518,878
Note receivable, current portion	298,526	294,742
Other	208,404	155,503

	$2,473,560	$2,612,340

4. INVENTORIES

Inventories consisted of the following:

	July 1, 2007	December 31, 2006
Raw materials	$338,570	$710,724
Work in process	7,976	27,469
Finished goods	1,478,153	1,982,202

	1,824,699	2,720,395
Less reserves for excess and obsolete inventories	(286,435)	(194,510)

	$1,538,264	$2,525,885

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 1, 2007	December 31, 2006
Machinery and equipment	$1,533,819	$1,317,669
Office furniture and equipment	723,589	694,759
Software	2,606,341	2,691,288
Leasehold improvements	359,994	355,350

	5,223,743	5,059,066
Accumulated depreciation	(3,588,411)	(3,153,680)

	$1,635,332	$1,905,386

6. OTHER ASSETS

Other assets consisted of the following:

	July 1, 2007	December 31, 2006
Deposits	$200,683	$215,070
Note receivable, long-term portion	401,891	551,272
Patents and trademarks	485,253	439,967

	$1,087,827	$1,206,309

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

The Agreement, as amended, allows us to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The Agreement, as amended, has no fixed termination date and we have assigned an estimated life of ten years for the original license and five years for the license addendum. The license consisted of the following:

	July 1, 2007	December 31, 2006
License	$5,500,000	$5,500,000
Accumulated amortization	(3,082,708)	(2,663,608)

	$2,417,292	$2,836,392

Amortization expense related to this license amounted to $419,100 for the six months ended July 1, 2007, and the six months ended June 30, 2006.

8. GOODWILL AND OTHER INTANGIBLES

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and other indefinite lived assets. In addition, the standard requires the reassessment of the useful lives of existing recognized intangibles and the testing for impairment of goodwill and other intangibles. We have elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. We completed our testing for the year ended December 31, 2006 using the method discussed in SFAS No. 142 and determined that there was no impairment for the year ended December 31, 2006. Impairment costs, when recognized, are recorded as a charge to operations. As of July 1, 2007 and December 31, 2006, goodwill amounted to $385,564.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	July 1, 2007	December 31, 2006
Lease liability	$89,792	$96,131
Accrued payroll, taxes and benefits	1,216,934	902,170
Accrued freight	386,800	344,000
Accrued interest	13,982	244,964
Accrued legal and professional fees	100,000	143,998
Accrued operating expenses	745,516	235,169

	$2,553,024	$1,966,432

10. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:

	July 1, 2007	December 31, 2006
Accrued license fee	$2,500,000	$2,500,000
Note payable	—	346,950
Accrued interest	—	28,940
Accrued payroll taxes	—	193,050

	$2,500,000	$3,068,940

11. BANK FINANCING

As of July 1, 2007 and December 31, 2006, we had outstanding bank loans of $3.8 million and $13.1 million, respectively, from Silicon Valley Bank (SVB), secured by our accounts receivable and other assets. The $13.1 million loan balance from December 31, 2006 has since been repaid, and the loan balance from July 1, 2007 of $3.8 million reflects new financing activities from 2007. The outstanding principal balance of the loans bear interest based on SVB’s Prime Rate plus 2.5%, and is due upon receipt of the related receivable.

12. STOCKHOLDERS’ EQUITY

Common Stock—2007 Activity

In 2007, employee stock options for 7,716 shares of our common stock were exercised at a price of $.26 resulting in proceeds of approximately $2,000.

In 2007, we issued 10,000 shares of the Company’s common stock to an employee and 20,000 shares to members of our Board of Directors. All were valued at $1.55 per share, the fair market value at the time of grant.

13. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues by geographic region, but do not manage operations by region. Revenues by geographic region based on customer locations are as follows:

	Three months ended		Six months ended
	July 1, 2007	June 30, 2006	July 1, 2007	June 30, 2006
Revenues
Asia and Pacific Rim	$4,070,655	$7,966,484	$13,496,396	$13,750,278
Latin America	19,595,153	14,360,156	34,205,686	18,169,891
Europe, Middle East, and Africa	4,358,743	460,661	5,512,245	1,366,285
United States	1,400	5,610	1,400	16,845

Total revenues	$28,025,951	$22,792,911	$53,215,727	$33,303,299

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

$3,293,000

Rent expense is charged ratably over the lives of the leases using the straight line method. Rent expense for the six months ended July 1, 2007 and June 30, 2006 amounted to approximately $309,000, and $402,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with Stephen Sek and H. Clark Hickock that provide severance payments if they are terminated without cause. If we had released Mr. Sek and Mr. Hickock without cause as of July 1, 2007, the severance expense due would be approximately $328,000.

On May 16, 2006 we entered into a separation and general release agreement with Mike H.P. Kwon (see Note 15) that provides separation payments to Mr. Kwon. Concurrently with that agreement, Mr. Kwon loaned the net proceeds of those payments back to the company. The amounts outstanding under the loan are payable on the earlier of the date Mr. Kwon’s employment with us is terminated, whether voluntarily or involuntarily, or May 15, 2008. As of July 1, 2007, the amount due under the loan was approximately $383,000.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of July 1, 2007, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

15. RELATED PARTY TRANSACTIONS

On May 16, 2006, we entered into a separation and general release agreement (“Separation Agreement”) with Mike H.P. Kwon pursuant to which his employment as our chief executive officer and his Employment Agreement dated as of January 5, 2004 were terminated. Under the Separation Agreement and in exchange for a general release of claims, Mr. Kwon received a lump sum payment of $540,000, less applicable taxes (“Separation Payment”), and all outstanding stock options and other equity awards issued to Mr. Kwon were vested in full and, became immediately exercisable and will remain so for the remainder of the respective terms of each such award. Mr. Kwon remains in the employ of the Company as Founder, Honorary Chairman and Director. Concurrent with the effectiveness of the Separation Agreement, Mr. Kwon loaned to Axesstel the principal sum of $346,950, an amount equal to the Separation Payment less applicable withholding taxes, under the terms of a promissory note dated May 16, 2006 (“Note”). The principal balance under the Note bears interest at the Prime Rate plus one percent and all amounts outstanding under the Note are due and payable on the earlier of the date Mr. Kwon’s employment with us is terminated, whether voluntarily or involuntarily, or May 15, 2008. As of July 1, 2007, accrued interest was approximately $36,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described below under the heading “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Our products have similar functionality to phones and modems that use the traditional landline telecommunications network; however, they are wireless desktop devices and can be substituted for wired phones and modems. All of the products that we sold prior to the second quarter of 2006 were based on CDMA (3G Code Division Multiple Access) technology developed by Qualcomm Incorporated. We started development of new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies in 2005 and started shipments of these products in the second quarter of 2006. In addition to the introduction of GSM and GPRS based products, in 2006 we increased our focus on the development of data products, including broadband modems and 3G gateway devices, which represent an increasing percentage of our overall revenues.

We currently sell our products to telecommunications operators in developing countries where large segments of the population do not have telephone service. To date our largest markets have been in Asia and South America, with our largest customers located in India and Venezuela. We ended the second quarter of 2007 with a total of 52 customers in 37 countries.

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

Recent Developments

Revenue in the second quarter of 2007 was $28.0 million, bringing total revenues year to date to $53.2 million. Sales of modem products for the period were $11.9 million, bringing overall gross margins to 23% for the quarter. As a result of the higher gross margin, we recognized net income of $273,000 or $0.01 per diluted share for the quarter.

We saw a pick up of orders from our major customers in Venezuela, which had slowed during the first quarter following the Venezuelan government’s announcement of its intention to nationalize the telephone operations for that country. While orders remained strong, payment on outstanding invoices to Venezuelan customers slowed during the period, and although they appear to be picking up again, we finished the quarter with significant accounts receivable from that region.

Our efforts to put sales people in regions produced results in Europe during the quarter. Our EMEA team recently added two salespeople in Europe and sales to customers in Eastern Europe accounted for 16% of our revenues generated in the second quarter. That team has now opened a sales office in Dubai in an effort to drive additional sales in the Middle East and Africa.

Sales in Asia accounted for 14% of revenue for the quarter. We are continuing to experience pricing pressure in this region, especially in the telephone business. Competitors have introduced fixed wireless telephones which are being marketed at lower price points than our current products. We continue to evaluate our cost structure and reduce the cost of our products; however, we do not anticipate accepting orders to maintain market share unless those orders have a reasonable gross margin opportunity.

We continue to focus on expanding and diversifying our customer base for revenue growth and to reduce our dependence on any single customer. Revenues by region for the period were 70% Latin America, 16% EMEA and 14% Asia. In the same period last year, revenues for the region were 63% Latin America, 2% EMEA and 35% Asia. We finished the second quarter with 52 customers in 37 countries around the world. While we continue our diversification efforts, the majority of our revenues in each of the last three periods have been concentrated in one or two customers in Venezuela. Because of the concentration of customers we sell to, and product life cycles in our business, we expect that we will continue to experience quarterly fluctuations in our operations based on our ability to secure or maintain a large customer or order.

Data products, including modems and gateways, continue to become an increasingly significant source of revenues. For the second quarter, sales of telephones accounted for $16.1 million in revenues, while sales of data products were $11.9 million for the period. Sales by product category for the second quarter of 2007 compared to the second quarter of 2006 were as follows:

Product Category	Percentage of Revenues for three month period ended July 1, 2007	Percentage of Revenues for three month period ended June 30, 2006
Telephones	52%	72%
Modems	42%	26%
Voice and Data Terminals	6%	2%

Overall our intent is to grow from a fixed wireless telephone provider to a solutions company with a broader data products portfolio and as a result, higher margins. We are working to progress up the technology stack and as such, we are focused on building an expanded data product portfolio and building sales channels.

Our product development efforts during the quarter continued with respect to the iAxess™ Series of Wireless Web Computers—a wireless set top box that can be connected to a television monitor and provide Internet access, along with voice, email, text and instant messaging capabilities. This product is designed to provide wireless operators with an ultra low-cost internet computing solution designed to accelerate wireless broadband data penetration in underserved markets where cost is an issue. We expect samples of this product to be ready for homologation in the third quarter, and anticipate initial sales deliveries in the fourth quarter.

We are continuing development of broadband modem and gateway products including our MU430 3G Gateway for high-speed uplink packet access (HSUPA) networks and new USB modem for HSUPA, EVDO, and EDGE networks.

Finally we are continuing to evaluate a number of advanced data opportunities that are aimed at enterprise customers and that integrate with their critical business processes. These solutions depend on taking data from various kinds of terminals and transmitting the data securely to central monitoring and processing centers. Because the solutions are essential to improving business processes, the value to the customer is high and can often result in strong gross margins.

General.

We established record annual revenues of $95.5 million in 2006 despite a slow first quarter of 2006 in which revenues totaled $10.5 million due to reduced phone business in Asia. Starting in the second quarter of 2006, revenues rebounded due to improved customer and product diversification. In 2006, we established record revenues in Latin America and from our data products, as we recorded revenues of $22.8 million, $32.1 million, and $30.1 million in the second, third, and fourth quarters of 2006, respectively. The increased revenue from our data products led to increased levels of gross margin in 2006.

In 2007, we expect revenues of approximately $110 million. We expect revenue of data products will reach approximately $40 million for the year, up from $25.8 million in 2006. Gross margins will continue to be influenced by product mix and management currently expects annual gross margins as a percentage of revenue to range between the upper teens and low twenties. We continue to expect profitability for the full year.

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

Revenues

Our product portfolio consists of five categories: fixed wireless desktop phones, public call office (PCO) phones, voice/data terminals, broadband modems, and 3G gateway devices. We have shipped desktop and PCO phones since 2004, voice/data terminals and modems since 2005, and gateway devices since 2006. We expect fixed wireless phones will continue to represent a major portion of our revenues for the foreseeable future. However, we anticipate that our growth will increasingly come from sales of our data products, such as our broadband modem and 3G gateway devices, into developing and industrialized countries as demand grows for broadband data services.

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

Cost of Goods Sold

Cost of goods sold consists of direct materials, manufacturing expense, freight expense, warranty expense, and royalty fees. We believe our ability to increase sales and achieve profitability will depend in part on our ability to reduce cost of goods sold. We continue our cost reduction efforts through the following initiatives: increasing our purchasing power through increased volume; ordering standardized parts used across our product lines; looking for additional manufacturing partners in regions where labor costs are low, such as Brazil, China and India; reengineering our products with new technologies and expertise to decrease the number of components; relying more on application and software development than hardware; and improving our manufacturing processes.

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

Revenue Recognition and Warranty Reserve

Revenues from product sales are recognized when the risks of ownership and title pass to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin, or SAB, No. 101 “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risks of ownership and title pass when product is received by the customer’s freight forwarder. If and when products are returned, we normally exchange them or provide credits to the customer. The returned products in turn are shipped back to the third party manufacturer and we are issued a credit or exchange from the manufacturer. At July 1, 2007, management concluded that no sales return allowance was needed.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of goods sold. During the six months ended July 1, 2007, warranty costs amounted to approximately $141,000 and, as of July 1, 2007, we established a warranty reserve of $437,000 to cover additional service costs over the life of the warranty. All products are tested by quality inspection prior to shipment and we have historically experienced a minimum level of defective units. Management believes that no additional warranty reserve is needed as of July 1, 2007, other than as discussed above.

Sales Returns and Accounts Receivable Allowance

Collections from product sales for foreign customers are often received via letter of credit arrangements or secured by credit insurance, subject to a 5% deductible. As such, collections on trade accounts receivable for foreign customers are reasonably assured. At times, we extend credit based on evaluation of the customer’s financial condition. Significant management judgment is required to determine the allowance for sales returns and losses on accounts receivable. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At July 1, 2007, management concluded that no allowance was needed.

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

($ in thousands)	Three months ended July 1, 2007		Three months ended June 30, 2006		Six months ended July 1, 2007		Six months ended June 30, 2006
Revenues	$28,026	100.00%	$22,793	100.00%	$53,216	100.00%	$33,303	100.00%
Cost of goods sold	21,447	76.52	20,192	88.59	42,065	79.05	30,434	91.38

Gross margin	6,579	23.48	2,601	11.41	11,151	20.95	2,869	8.62

Operating expenses:
Research and development	1,786	6.37	1,242	5.45	3,678	6.91	2,547	7.65
Selling, general and administrative	4,440	15.85	3,944	17.30	8,335	15.66	6,668	20.02
Impairment of assets	—	—	1,264	5.55	—	—	1,264	3.80

Total operating expenses	6,226	22.22	6,450	28.30	12,013	22.57	10,479	31.47

Operating income (loss)	353	1.26	(3,849)	(16.89)	(862)	(1.62)	(7,610)	(22.85)
Other income (expense), net	(80)	(0.29)	263	1.16	(114)	(0.21)	610	1.83

Profit (loss) before income taxes	273	0.97	(3,586)	(15.73)	(976)	(1.83)	(7,000)	(21.02)
Income tax provision (benefit)	—	—	—	—	—	—	—	—

Net income (loss)	$273	0.97%	$(3,586)	(15.73)%	$(976)	(1.83)%	$(7,000)	(21.02)%

Three and Six Months Ended July 1, 2007 Compared to Three and Six Months Ended June 30, 2006

Revenues.

For the three months ended July 1, 2007, which we refer to as Q2 2007, revenues were $28.0 million compared to $22.8 million for the three months ended June 30, 2006, which we refer to as Q2 2006, representing a 23% increase. In Q2 2007, our revenues were derived principally from three customers, which three customers individually represented 33%, 32%, and 12% of revenues. In Q2 2006, our revenues were derived principally from four customers, which four customers individually represented 25%, 14%, 14% and 13% of revenues in Q2 2006.

For the six months ended July 1, 2007, revenues were $53.2 million compared to $33.3 million for the six months ended June 30, 2006, representing a 60% increase. In the first six months of 2007, our revenues were derived principally from three customers, which individually represented 37%, 22%, and 18% of revenues. In the first six months of 2006, our revenues were derived principally from three customers, which three customers individually represented 27%, 14% and 10% of revenues.

Cost of Goods Sold.

For Q2 2007, cost of goods sold was $21.4 million compared to $20.1 million for Q2 2006, an increase of 6%. For the six months ended July 1, 2007, cost of goods sold was $42.1 million compared to $30.4 million, an increase of 38%. Both of these increases to cost of goods sold is largely attributable to the increases in revenues for the comparative periods. Our cost of materials declined on a per unit basis in 2007 as we were able to re-engineer our products to take advantage of cost efficient alternate parts, and reduce prices with our suppliers. In 2006 and continuing into 2007, most of our products were manufactured by one vendor. We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our vendor will be able to further decrease its costs as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin.

For Q2 2007, gross margin as a percentage of revenues was 23% compared to 11% for Q2 2006. For the six months ended July 1, 2007, gross margin as a percentage of revenues was 21% compared to 9% for the six months ended June 30, 2006. Both of these gross margin percentage increases were mainly the result of favorable product mix. We typically experience higher margins from our data products than from our phone products and sales of data products have accounted for an increasing percentage of our sales in 2007. During 2007, we additionally experienced greater manufacturing efficiencies compared to 2006, due to increased volumes.

We expect demand for our data products to remain strong in 2007, and expect the annual gross margins as a percentage of revenue to range between the upper teens and low twenties. However, margins may fluctuate on an individual quarterly basis due to customer and product mix, as well as other factors.

Research and Development.

For Q2 2007, research and development expense was $1.8 million, compared to $1.2 million for Q2 2006, an increase of 50%. This increase was mainly attributable to increases in outside certification test fees and outside development of prototype products in the development of both our phone and data products. As a percentage of revenues, research and development for Q2 2007 increased to 6% from 5% in Q2 2006. For the six months ended July 1, 2007, research and development was $3.7 million, compared to $2.5 million for the six months ended June 30, 2006, an increase of 48%. As a percentage of revenues, research and development for the first half of 2007 were 7% compared to 8% in the first half of 2006.

We are presently spending much of our research and development funds on our development of our next generation data products, and a new line of phone products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. Our research and development expenditures are expected to increase in absolute terms but remain stable as a percent of revenues for the remainder of 2007.

Selling, General and Administrative.

For Q2 2007, selling, general and administration expenses were $4.4 million, compared to $3.9 million for Q2 2006, an increase of 13%. This increase was mainly due to external sales commissions of approximately $931,000 in Q2 2007 compared to external sales commissions of approximately $377,000 in Q2 2006. We typically pay external sales commissions on our sales to Latin America. The increased commissions were commensurate with the increase in revenues from Latin America during Q2 2007. As a percentage of revenue, selling, general and administration expenses for Q2 2007 decreased to 16% from 17% in Q2 2006 due to higher revenue experienced in Q2 2007 offset by the increased commission payments. For the six months ended July 1, 2007, selling, general and administration expenses were $8.3 million, compared to $6.7 for the six months ended June 30, 2006, an increase of 24%. This increase was mainly due to the increase of external sales commissions of $1.2 million in connection with revenues from Latin America. As a percentage of revenue, selling, general and administration expenses for the first half of 2007 were 16% compared to 20% in the first half of 2006.

As our revenues increase, we expect our selling, general and administrative expenses to increase, but decrease as a percentage of revenues.

Impairment of Assets.

For the six months ended July 30, 2006, an impairment charge of $1.3 million was charged to operating expenses related to production equipment from our closed down manufacturing operations in Korea.

Other Income (Expense).

For Q2 2007, other income (expense) was a net expense of approximately $80,000 compared to a net benefit of approximately $263,000 for Q2 2006. For the six months ended July 1, 2007, other income (expense) was a net expense of approximately $114,000 compared to net benefit of approximately $610,000 for the six months ended June 30, 2006. The majority of 2007’s net expense is related to interest payments. The majority of 2006’s net benefit was derived from the sale of 217,084 shares of Ubistar common stock, formerly known as Axess Telecom, an unrelated third party. The 217,084 shares of Ubistar common stock were acquired as part of a litigation settlement in 2004.

Provision for Income Taxes.

For both 2007 and 2006, no income tax provisions were recorded. Currently, we do not record tax benefits against net losses since we have established a full reserve against all deferred tax assets. In addition, according to Internal Revenue Code regulations, we were deemed in October 2004 and March 2005 to have experienced two 50% changes in ownership during these years. These changes in ownership limit the use of our net operating loss carry-forward to a specific amount each year. We may in the future experience further ownership change events, which would similarly limit use of any net operating loss carry-forwards that might otherwise be available subsequent to the date of the most recent 50% ownership changes.

Net Income (Loss).

For Q2 2007, net income was approximately $273,000 compared to a net loss of $3.6 million for Q2 2006. For the six months ended July 1, 2007, net loss was $1.0 million compared to a net loss of $7.0 million for the six months ended June 30, 2006.

Liquidity and Capital Resources

At July 1, 2007, our principal sources of liquidity included cash and cash equivalents of $3.0 million compared to $3.7 million at December 31, 2006. In addition, at July 1, 2007, accounts receivable were $38.6 million, compared to $39.0 million at December 31, 2006. At July 1, 2007, approximately 33% of our accounts receivable are covered by letters of credit or are insured. At July 1, 2007, we had working capital of $5.8 million compared to working capital of $6.2 at December 31, 2006. For the six months ended July 1, 2007, we generated $8.7 million of cash from operations which was derived from the cash net income of approximately $385,000 (net loss offset by non-cash adjustments for the write-off of stock-based compensation, inventory provisions, and depreciation and amortization) and changes in operating assets and liabilities of $8.3 million.

Investment activities used approximately $19,000 of cash during the six months ended July 1, 2007, primarily for the acquisition of software and equipment offset by payments made on a note receivable.

During the six months ended July 1, 2007, cash used by financing activities amounted to $9.3 million, as we repaid $13.1 million of bank financing from December 31, 2006, and received new bank financing of $3.8 million. In August 2006, we entered into a two-year, $15 million, receivable based credit facility with Silicon Valley Bank (SVB), and later increased this facility to $20 million. The outstanding principal balance of the loans bear interest ranging from LIBOR plus 2.5% to SVB’s prime rate plus 2.5% depending on the receivable financed. Payments of principal are immediately due and payable to SVB in the amount of each payment that we received under the pledged receivables.

Borrowings under this facility are secured by receivables that are either secured by a letter of credit or are backed by credit insurance. At July 1, 2007 a substantial portion of our accounts receivable were not secured by a letter of credit nor credit insurance. Accordingly we were unable to use a significant portion of this credit facility.

As of July 1, 2007, we do not have any significant commitments for capital expenditures.

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

As indicated above, to finance the cash needs for our business requirements, we have utilized bank financings in Q2 2007 as described below.

Silicon Valley Bank. As of July 1, 2007 and December 31, 2006, borrowings amounted to $3.8 million and $13.1 million, respectively, from Silicon Valley Bank, secured by certain accounts receivable in approximately the same amount. The $13.1 million loan balance at December 31, 2006 has since been repaid, and a new loan balance of $3.8 million was incurred in 2007. The outstanding principal balance of the loans bear interest ranging from LIBOR plus 2.5% to SVB’s prime rate plus 2.5% depending on the receivable financed. Payments of principal are immediately due and payable to SVB in the amount of each payment that we received under the pledged receivables.

Recent Accounting Pronouncement

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the effect of SFAS No. 157 on its financial position, operations or cash flows.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Interest rates from our bank credit facility are based on LIBOR and SVB’s Prime Rate at the time our receivables are financed. As such, future financings are subject to market risk. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At July 1, 2007, we had $3.0 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at July 1, 2007, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the six months ended July 1, 2007, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from WNC in China. To mitigate the effects of currency fluctuations on the Company’s results of operations, all revenue from our international transactions and all products purchased from WNC were denominated in US dollars.

We maintain operations in Korea and make payments related to those operations in the Korean Won. Consequently, we are subject to currency risk resulting from fluctuations between the Korean Won and the U.S. dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 1, 2007, the design and operation of such disclosure controls and procedures were effective.

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

For the six months ended July 1, 2007, three of our customers and their affiliates accounted for approximately 77% of our revenues, of which one customer comprised approximately 37% and the other customers comprised approximately 22% and 18%, respectively. For the year ended December 31, 2006, three of our customers and their affiliates accounted for approximately 57% of our revenues, whose orders comprised 24%, 19% and 14% of revenues, respectively. For the year ended December 31, 2005, two of our customers and their affiliates accounted for approximately 80% of our revenues, of which one customer comprised approximately 59% and the other customers comprised approximately 21% of revenues. While the significant customers were not the same in each period, our results of operations have been supported by one or two significant customers each quarter. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

Our international sales and operations subject us to various risks associated with, among other things, foreign laws, policies, economies and exchange rate fluctuations.

Our primary target markets include India, Indonesia, Pakistan, Philippines, China, Russia, and Latin America. Our largest customer in 2006 was in Venezuela, where the government has recently acquired control of the nation’s telecommunications industry. This change in control resulted in some delay in processing payments for orders we had shipped to Venezuela. As of the date of this report, we continue to receive orders from customers in Venezuela and are continuing to receive payments from Venezuelan customers. We cannot determine at this time how such change in control will affect our sales to that country over the intermediate or long term. All of our international sales and operations are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. These risks affecting our international sales and operations include:

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

We have incurred significant net losses to date. We incurred a net loss of $1.0 million for the six months ended July 1, 2007; a net loss of $6.6 million for the year ended December 31, 2006, and a net loss of $10.2 million for the year ended December 31, 2005. At July 1, 2007, we had an accumulated deficit of $29.9 million. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving and then maintaining profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in maintaining profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

The markets for fixed wireless products are highly competitive, and we expect competition to increase. Competition is particularly intense in the market for wireless data products, and as we develop new products we anticipate coming in competition with other well funded competitors. These competitors may be able to:

•	more accurately predict the new or emerging technologies desired by the market;

•	respond more rapidly than we can to new or emerging technologies;

•	respond more rapidly than we can to changes in customer requirements;

•	devote greater resources than we do to sales or research and development efforts;

•	offer vendor financing for their products;

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

Historically a substantial portion of our revenues have been derived from sales of fixed wireless telephones. Sales prices for comparably featured telephones have declined over the past several years. Furthermore, the wireless telecommunications industry generally is subject to rapid technological change, with increased product functionality and rapid product obsolescence. Prices for basic mobile handsets have dropped significantly. Falling prices of mobile wireless handsets could cause them to be more economically competitive with our products and may result in decreased in demand for our fixed wireless telephones.

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

•

interruptions in shipments for an extended period of time due to acts of God, war, terrorism, earthquakes, tsunamis, typhoons, damaging winds or floods or a recurrence of SARS or similar widespread pandemic;

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

Our products are complex and must meet stringent customer and end user requirements. Although our products are examined and tested prior to release, these tests cannot uncover all problems that may occur once our products are widely deployed to end users. We have been selling our products for a relatively short period of time. As a result, we have limited experience as to the long-term performance attributes of our products and whether they will develop errors or defects in the future. If errors or defects are discovered and we are unable to promptly correct those errors or defects, we could experience the following, any of which would harm our business:

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

In the telecommunications equipment industry, litigation is being used increasingly as a competitive tactic by both established companies seeking to protect their position in the market and by emerging companies attempting to gain access to the market. In this type of litigation, complaints may be filed on various grounds, such as antitrust, breach of contract, trade secret, copyright or patent infringement, patent or copyright invalidity, and unfair business practices. If we are required to defend ourselves against one or more of these claims, whether or not they have any merit, we are likely to incur substantial expense and management’s attention will be diverted from operations. This type of litigation also may cause confusion in the market and make our licensees and distributors reluctant to commit resources to our products. Any of these effects could harm our business and result in a decline in the value of your investment in our stock.

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

As of July 1, 2007, Mike H.P. Kwon, our Founder, Honorary Chairman and member of our Board of Directors, beneficially owned approximately 14% of our outstanding common stock, and ComVentures beneficially owned approximately 17% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon and ComVentures, each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 30, 2007, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”) to vote on the following proposals:

1.	To approve an amendment to the Company’s bylaws to eliminate the classified board of directors and to provide for the annual election of directors

2.	If Item 1 is approved, to elect five unclassified directors to hold office until Axesstel’s 2008 annual meeting of stockholders and until the directors’ respective successors have been elected and qualified.

3.	If proposal 1 above is not adopted, to elect two Class II directors to hold office until Axesstel’s 2010 annual meeting of stockholders and until the directors’ respective successors have been elected and qualified.

At the Annual Meeting Item 1 was approved and the Company amended its bylaws to eliminate the classified board and provide for the annual election of directors. In addition, Item 2 was approved and a board of five members comprised of Jai Bhagat, Osmo A. Hautanen, Bryan B. Min, Marv Tseu and Dr. Seung Taik Yang were elected as directors of the Company to serve until the Company’s 2008 annual meeting of stockholders and until their respective successors have been elected and qualified. Item 3 was not voted upon since Item 1 was approved. The following sets forth the votes on each matter:

Item 1.	Proposal to amend Bylaws to provide for annual election of Directors

FOR	AGAINST
17,802,212	393,038

Item 2.	Proposal to elect five unclassified directors

NAME	FOR	WITHHELD
Jai Bhagat	17,492,637	707,888
Osmo A. Hautanen	17,492,637	707,888
Bryan B. Min	17,502,127	698,398
Marv Tseu	17,502,127	698,398
Dr. Seung Taik Yang	17,512,247	688,278

The foregoing action is described in further detail in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

/s/ Patrick Gray
Date: August 14, 2007	Patrick Gray, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002