Form 10-Q
period 2007-09-30
AXESSTEL INC
filed 2007-11-14
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 10, 2007
Common Stock, $0.0001 per share	23,228,982 shares

Axesstel, Inc.

Form 10-Q

For the Nine months ended September 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$549,622	$3,708,909
Accounts receivable, less allowance for sales returns and doubtful accounts of $997,000 at December 31, 2006	40,963,756	39,008,789
Inventories, net	2,603,869	2,525,885
Prepayments and other current assets	1,853,975	2,612,340

Total current assets	45,971,222	47,855,923
Property and equipment, net	1,663,057	1,905,386
Other assets
License, net	2,207,742	2,836,392
Goodwill	385,564	385,564
Other, net	1,024,561	1,206,309

Total other assets	3,617,867	4,428,265

Total assets	$51,252,146	$54,189,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,439,044	$20,979,968
Bank financing	2,965,858	13,127,450
Customer advances	1,628,546	14,000
Accrued commissions	2,974,620	2,077,430
Accrued royalties	2,044,265	2,994,000
Accrued warranties	425,000	463,000
Accrued expenses and other current liabilities	2,401,491	1,966,432

Total current liabilities	42,878,824	41,622,280
Long-term liabilities	2,500,000	3,068,940
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.0001; authorized 50,000,000 shares; 22,903,982 and 22,866,266 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2,290	2,287
Additional paid-in capital	38,469,510	38,014,050
Accumulated other comprehensive income	28,769	129,443
Accumulated deficit	(32,627,247)	(28,647,426)

Total stockholders’ equity	5,873,322	9,498,354

Total liabilities and stockholders’ equity	$51,252,146	$54,189,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2007	September 29, 2006	September 30, 2007	September 29, 2006
Revenues	$15,433,041	$32,078,444	$68,648,768	$65,381,743
Cost of goods sold	11,919,325	25,943,367	53,984,206	56,377,138

Gross margin	3,513,716	6,135,077	14,664,562	9,004,605
Operating expenses:
Research and development	1,677,174	1,722,482	5,355,302	4,269,598
Selling, general and administrative	4,681,329	4,292,320	13,016,018	10,960,646
Impairment of assets	—	(116,585)	—	1,147,669

Total operating expenses	6,358,503	5,898,217	18,371,320	16,377,913

Operating income (loss)	(2,844,787)	236,860	(3,706,758)	(7,373,308)
Other income (expense):
Interest income and other income	11,618	194,746	51,154	941,823
Interest expense and other expense	(170,550)	(206,169)	(324,216)	(343,606)

Total other income (expense)	(158,932)	(11,423)	(273,062)	598,217

Profit (loss) before income tax provision	(3,003,719)	225,437	(3,979,820)	(6,775,091)
Income tax provision	—	—	—	—

Net income (loss)	$(3,003,719)	$225,437	$(3,979,820)	$(6,775,091)

Earnings (loss) per share
Basic	$(0.13)	$0.01	$(0.17)	$(0.30)

Diluted	$(0.13)	$0.01	$(0.17)	$(0.30)

Weighted average shares outstanding
Basic	22,903,982	22,750,172	22,886,839	22,662,033
Diluted	22,903,982	23,058,982	22,886,839	22,662,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	September 30, 2007	September 29, 2006
Cash flows from operating activities:
Net loss	$(3,979,820)	$(6,775,091)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,439,620	2,131,421
Asset impairment	—	1,147,669
Stock-based compensation	453,457	36,251
Provision for inventory obsolescence	(13,936)	—
(Increase) decrease in:
Accounts receivable	(1,954,967)	(14,303,859)
Inventories	(64,048)	1,706,405
Prepayments and other current assets	763,198	1,031,525
Other assets	(206,457)	(2,239)
Increase (decrease) in:
Accounts payable	9,459,076	8,900,972
Customer advances	1,614,546	70,500
Accrued expenses and other liabilities	(224,427)	4,221,747

Total adjustments	11,266,062	4,940,392

Net cash provided by (used in) operating activities	7,286,242	(1,834,699)

Cash flows from investing activities:
Payment on note receivable	248,048	—
Acquisition of property and equipment	(433,317)	(1,260,396)

Net cash used in investing activities	(185,269)	(1,260,396)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	2,006	128,575
Proceeds from bank financing	2,965,858	7,211,444
Repayment of bank financing	(13,127,450)	(7,239,000)

Net cash provided by (used in) financing activities	(10,159,586)	101,019

Cumulative translation adjustment	(100,674)	45,629

Net decrease in cash and cash equivalents	(3,159,287)	(2,948,447)
Cash and cash equivalents at beginning of year	3,708,909	9,161,502

Cash and cash equivalents at end of period	$549,622	$6,213,055

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$248,676	$273,638
Income tax	$—	$—

Supplemental disclosures of non-cash investing and financing activities:

During the first nine months of 2006, we entered into the following transactions:

•	Issued a $960,000 note receivable with a three year term in connection with our sale of fixed assets of $700,000 and other assets of $260,000.

•	Issued 45,000 shares of restricted common stock to a member of our Board of Directors and cancelled 30,000 shares from a former Board member. Combined, these shares are valued at $21,000.

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

The third quarter of the year ended December 31, 2006, ended on September 29, 2006. In 2007, we have established the Sunday nearest to the end of the calendar quarter to be the financial reporting date. The third quarter of the year ending December 31, 2007, ended on September 30, 2007. We report our annual results as of December 31 for the year then ending.

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

Accounts Receivable

We extend credit based on evaluation of the customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At December 31, 2006, the allowance for sales returns and doubtful accounts was $997,000. During the nine months ended September 30, 2007, the $997,000 was charged off against the related accounts receivable. Management concluded that no allowance was needed at September 30, 2007.

Inventories

Inventories are stated at the lower of cost or market. We review the components of the inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. Management concluded that an inventory reserve of approximately $181,000 and $195,000 was needed as of September 30, 2007 and December 31, 2006, respectively.

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

SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. Our engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, we expense all research and development activities performed up to the commencement of the manufacturing process and have not capitalized any software costs as of September 30, 2007 and December 31, 2006. Engineering product maintenance costs incurred after the commencement of the manufacturing process are expensed as incurred.

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

In the year ended December 31, 2006, we recorded an impairment charge of $1.1 million for long-lived assets associated with the closure of our Korean manufacturing location prior to the sale of those assets. We determined there was no impairment of long-lived assets at September 30, 2007.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the $2.5 million long-term liability for accrued license fee cannot be determined because the obligation is contingent upon events to occur in the future, as detailed in Note 7.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. Management concluded that no allowance was needed at September 30, 2007.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units are included in the cost of goods sold and recorded when revenue is recognized. All products are tested for quality inspection prior to shipment and we have historically experienced a minimal level of defective units. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the nine months ended September 30, 2007, warranty costs amounted to approximately $240,000 and, as of September 30, 2007, we have established a warranty reserve of approximately $425,000 to cover additional service costs over the life of the warranties. During the nine months ended September 29, 2006, warranty costs amounted to approximately $353,000 and, as of September 29, 2006, we had established a warranty reserve of $550,000 to cover additional service costs over the life of the warranties. Management believes that no additional warranty reserve is needed as of September 30, 2007.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the nine months ended September 30, 2007 and September 29, 2006 include stock-based compensation costs of approximately $453,000 and $36,000, respectively. Following is a summary of stock-based compensation costs, by income statement classification (in thousands):

	Nine Months ended September 30, 2007	Nine Months ended September 29, 2006
Research and development	70	—
Selling, general and administrative	383	36

Total	453	36
Tax effect on share-based compensation	—	—

Net effect on net income	$453	$36

Effect on earnings per share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

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

Earnings (loss) per Share

We utilize SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the nine months ended September 30, 2007 and September 29, 2006, 3,821,058 and 3,750,451 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 29, 2006	September 30, 2007	September 29, 2006
Numerator:
Net income (loss) attributable to common stockholders	$(3,003,719)	$225,437	$(3,979,820)	$(6,775,091)
Denominator:
Denominator for basic net income per share—weighted average shares	22,903,982	22,750,172	22,886,839	22,662,033
Effect of dilutive securities:
Stock options and warrants	—	308,810	—	—

Dilutive potential common stock	—	—	—	—

Denominator for diluted income per share—adjusted weighted average shares	22,903,982	23,058,982	22,886,839	22,662,033
Basic earnings (loss) per share	$(0.13)	$0.01	$(0.17)	$(0.30)

Diluted earnings (loss) per share	$(0.13)	$0.01	$(0.17)	$(0.30)

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 29, 2006	September 30, 2007	September 29, 2006
Net income (loss)	$(3,003,719)	$225,437	$(3,979,820)	$(6,775,091)
Other comprehensive income (loss):
Foreign currency translation adjustment	(63,413)	(86,403)	(100,674)	45,629

Comprehensive income (loss):	$(3,067,132)	$139,034	$(4,080,494)	$(6,729,462)

Certain Risks and Concentrations

We extend credit based on evaluation of the customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Based on our risk assessment, at December 31, 2006, the allowance for sales returns and doubtful accounts was approximately $997,000. Management concluded that no allowance was needed at September 30, 2007.

Our products include components subject to rapid technological change. Significant technological change could adversely affect our operating results and subject us to product obsolescence. We have return privileges with many of our suppliers and other ongoing programs to minimize the adverse effects of technological change.

During the nine months ended September 30, 2007, 75% of our revenues were from three customers, comprised of 37%, 19% and 19%. At September 30, 2007, the amounts due from such customers were $20.0 million, $10.3 million, and $7.5 million, respectively, which were included in accounts receivable. During the nine months ended September 30, 2007, 68% of our revenues were from Venezuela and India, comprised of 48% and 20%. At September 30, 2007, the amounts due from such countries were $27.9 million and $7.5 million, respectively. During the nine months ended September 30, 2007, we purchased the majority of our products from one manufacturer. At September 30, 2007, the amount due to this manufacturer was $24.8 million.

During the nine months ended September 29, 2006, 62% of our revenues were from three customers, comprised of 26%, 20% and 16%. At September 29, 2006, the amounts due from such customers were $10.0 million, $9.1 million, and $4.7 million, respectively, which were included in accounts receivable. During the nine months ended September 29, 2006, 63% of our revenues were from Venezuela and India, comprised of 43% and 20%. At September 29, 2006, the amounts due from such countries were $22.3 million and $4.6 million, respectively. During the nine months ended September 29, 2006, we purchased the majority of our products from one manufacturer. At September 29, 2006, the amount due to this manufacturer was $13.9 million.

As of September 30, 2007, we maintained assets of approximately $5.3 million at our location in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt our operations.

Shipping and handling expenses

We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to approximately $1.3 million and $2.4 million for the nine months ended September 30, 2007 and September 29, 2006, respectively.

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

2. LIQUIDITY

An increasing portion of our business has shifted to sales under open credit terms, increasing our need for working capital. At September 30, 2007, approximately 75% of our receivables were based on open account. Our sales in different geographic regions have typically followed commercial practices for those regions. In 2006 and continuing in the first nine months of 2007, our regional mix shifted from Asia, where we customarily accept customer orders based on letters of credit, to Latin America, where we customarily accept customer orders based on open-terms with some receivables backed by credit insurance. As a result of this shift in sales terms, our working capital requirements have increased. In addition, delayed payment cycles from our Venezuelan customers have increased our length of collection time and our working capital requirements, as accounts receivable from these customers total $27.9 million of our outstanding receivables. To the extent that our sales continue to increase, or we experience payment delays, or we are compelled to provide more credit terms to a greater percentage of our customers, our working capital needs will continue to increase. Therefore, we may be required to increase our bank financing activities or pursue the issuance of equity financings. At September 30, 2007 and December 31, 2006, our cash and cash equivalents were $550,000 and $3.7 million, respectively.

Future financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

3. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 30, 2007	December 31, 2006
Prepaid taxes	$95,536	$173,452
Prepaid insurance	122,830	222,346
Prepaid rent	80,783	162,243
Prepaid tooling	140,535	85,176
Supplier advances	872,807	1,518,878
Note receivable, current portion	299,575	294,742
Other	241,909	155,503

	$1,853,975	$2,612,340

4. INVENTORIES

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
Raw materials	$2,472,341	$710,724
Work in process	8,071	27,469
Finished goods	304,031	1,982,202

	2,784,443	2,720,395
Less reserves for excess and obsolete inventories	(180,574)	(194,510)

	$2,603,869	$2,525,885

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2007	December 31, 2006
Machinery and equipment	$1,547,392	$1,317,669
Office furniture and equipment	737,872	694,759
Software	2,843,189	2,691,288
Leasehold improvements	363,930	355,350

	5,492,383	5,059,066
Accumulated depreciation	(3,829,326)	(3,153,680)

	$1,663,057	$1,905,386

6. OTHER ASSETS

Other assets consisted of the following:

	September 30, 2007	December 31, 2006
Deposits	$210,279	$215,070
Note receivable, long-term portion	298,391	551,272
Patents and trademarks	515,891	439,967

	$1,024,561	$1,206,309

7. LICENSE

In November 2000, we entered into a Subscriber Unit License Agreement (the “Agreement”) pursuant to which we obtained a non-exclusive license of CDMA (Code Division Multiple Access) technology, which has enabled us to manufacture and sell certain fixed wireless CDMA based products and to purchase certain components and equipment from time to time.

In February 2005, we entered into an amendment to the Agreement to expand the scope of the license and to allow us to make, use and sell certain mobile CDMA based products in addition to fixed wireless CDMA based products currently offered. The cost associated with the amendment to this Agreement was $2,500,000. The license agreement was amended on October 2, 2007 as detailed in Note 16.

The Agreement, as amended, allows us to manufacture both fixed wireless and mobile CDMA based products and to sell and/or distribute them worldwide. The Agreement, as amended, has no fixed termination date and we have assigned an estimated life of ten years for the original license and five years for the license addendum. The license consisted of the following:

	September 30, 2007	December 31, 2006
License	$5,500,000	$5,500,000
Accumulated amortization	(3,292,258)	(2,663,608)

	$2,207,742	$2,836,392

Amortization expense related to this license amounted to $628,650 for the nine months ended September 30, 2007, and the nine months ended September 29, 2006.

8. GOODWILL AND OTHER INTANGIBLES

We account for goodwill and other intangibles in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” and have elected to test them for impairment annually. We have elected to test annually for impairment. These tests will be performed more frequently if there are triggering events. We completed our testing for the year ended December 31, 2006 using the method discussed in SFAS No. 142 and determined that there was no impairment for the year ended December 31, 2006. Impairment costs, when recognized, are recorded as a charge to operations. As of September 30, 2007 and December 31, 2006, goodwill amounted to $385,564.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2007	December 31, 2006
Lease liability	$84,754	$96,131
Accrued payroll, taxes and benefits	811,837	902,170
Accrued freight	254,300	344,000
Accrued interest	104,156	244,964
Accrued legal and professional fees	420,000	143,998
Accrued operating expenses	726,444	235,169

	$2,401,491	$1,966,432

10. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:

	September 30, 2007	December 31, 2006
Accrued license fee	$2,500,000	$2,500,000
Note payable	—	346,950
Accrued interest	—	28,940
Accrued payroll taxes	—	193,050

	$2,500,000	$3,068,940

11. BANK FINANCING

As of September 30, 2007 and December 31, 2006, we had outstanding bank loans of $3.0 million and $13.1 million, respectively, from Silicon Valley Bank (SVB), secured by our accounts receivable and other assets. The $13.1 million loan balance from December 31, 2006 has since been repaid, and the loan balance from September 30, 2007 of $3.0 million reflects new financing activities from 2007. The outstanding principal balance of the loans bear interest based on SVB’s Prime Rate plus 2.5%, and is due upon receipt of the related receivable.

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

13. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues by geographic region, but do not manage operations by region. Revenues by geographic region based on customer locations are as follows:

	Three months ended		Nine months ended
	September 30, 2007	September 29, 2006	September 30, 2007	September 29, 2006
Revenues
Asia and Pacific Rim	$4,542,842	$9,443,596	$17,114,238	$23,193,674
Latin America	8,788,830	21,429,669	43,919,517	39,600,060
Europe, Middle East, and Africa	2,097,769	1,154,279	7,610,013	2,520,564
United States	3,600	50,900	5,000	67,445

Total revenues	$15,433,041	$32,078,444	$68,648,768	$65,381,743

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

$3,293,000

Rent expense is charged ratably over the lives of the leases using the straight line method. Rent expense for the nine months ended September 30, 2007 and September 29, 2006 amounted to approximately $481,000, and $661,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with Stephen Sek and H. Clark Hickock that provide severance payments if they are terminated without cause. If we had released Mr. Sek and Mr. Hickock without cause as of September 30, 2007, the severance expense due would be approximately $272,000.

On May 16, 2006 we entered into a separation and general release agreement with Mike H.P. Kwon (see Note 15) that provides separation payments to Mr. Kwon. Concurrently with that agreement, Mr. Kwon loaned the net proceeds of those payments back to the company. The amounts outstanding under the loan are payable in the fourth quarter of 2007. As of September 30, 2007, the amount due under the loan was approximately $355,000.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of September 30, 2007, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

15. RELATED PARTY TRANSACTIONS

On May 16, 2006, we entered into a separation and general release agreement (“Separation Agreement”) with Mike H.P. Kwon pursuant to which his employment as our chief executive officer and his Employment Agreement dated as of January 5, 2004 were terminated. Under the Separation Agreement and in exchange for a general release of claims, Mr. Kwon received a lump sum payment of $540,000, less applicable taxes (“Separation Payment”), and all outstanding stock options and other equity awards issued to Mr. Kwon were vested in full and, became immediately exercisable and will remain so for the remainder of the respective terms of each such award. Mr. Kwon loaned to Axesstel the principal sum of $346,950, an amount equal to the Separation Payment less applicable withholding taxes, under the terms of a promissory note dated May 16, 2006 (“Note”). The principal balance under the Note bears interest at the Prime Rate plus one percent and all amounts outstanding under the Note are due and payable in the fourth quarter of 2007. As of September 30, 2007, accrued interest was approximately $8,000.

16. SUBSEQUENT EVENTS

We entered into three significant transactions following the quarter ended September 30, 2007, including an amendment of our license agreement with Qualcomm, entry into a financing transaction, and a reduction in workforce.

On October 2, 2007 we entered into an amendment to our Subscriber Unit License Agreement with Qualcomm. This amendment expands the scope of our license to include rights to make, use and sell products utilizing WCDMA technology. The cost associated with this amendment is $5.5 million. Of that amount, $500,000 is payable in quarterly installments of $125,000 commencing on November 2, 2007, and $5.0 million is due in quarterly installments of $500,000 upon commencement of the manufacturing or marketing our products as “mobile” rather than fixed wireless. In addition, this amendment clarifies that the accrued license fee of $2,500,000 as of September 30, 2007 is due in equal quarterly installments of $250,000 upon commencement of the manufacturing or marketing of our products as “mobile” rather than fixed wireless. We do not presently intend to manufacture or market mobile solutions. Accordingly, in the fourth quarter, we will reflect a net decrease in our license and corresponding long term liability as a result of the increase in our license of $500,000 for the portion of the October 2007 amendment and a decrease of $2.5 million from the February 2005 amendment.

On October 30, 2007, we entered into a Securities Purchase agreement (the “Purchase Agreement”) with Centurion Credit Resources, LLC (“Centurion”) pursuant to which we may borrow up to $8,602,125 from Centurion under a secured promissory note (the “Note”), with total proceeds to be received under the note of up to $8,475,000. The difference between total borrowings and cash received is a one and one-half percent original issue discount.

The Note is payable out of the payments received on certain of our Venezuelan accounts receivable, but in any event no event later than October 30, 2008 (the “Maturity Date”). Interest on the Note accrues at a rate of 30% per annum, with a six month minimum interest charge. Payments made prior to April 30, 2008 will result in the assessment of a prepayment premium equal to the amount of interest that would have accrued on the prepaid amount had such amount remained outstanding until April 30, 2008. In addition, we have agreed to issue up to 500,000 shares of our unregistered common stock (“Common Stock”) to Centurion.

The advances under the Note, the transfer of shares of Common Stock and the borrowings are divided into two advances. The initial advance was made on October 30, 2007. In connection with the initial advance, the amount due under the Note was deemed to be $5,581,485 and we issued 325,000 shares of Common Stock to Centurion in exchange for $5,499,000. Centurion’s obligation to make the second advance is predicated upon receiving certain account acknowledgements from another account debtor in Venezuela within two weeks from the date of the Purchase Agreement. Under the second advance, the principal amount due under the Note would increase by $3,020,640 to its full amount, and Axesstel will issue to Centurion an additional 175,000 shares of Common Stock in exchange for borrowing an additional $2,976,000.

Our obligations under the Purchase Agreement and the Note are secured by the terms of a Security Agreement, which grants Centurion a first priority lien and security interest in approximately $25 million of our accounts receivable from Venezuelan debtors and any proceeds thereof. The Security Agreement also grants Centurion a general lien on all of our other assets, including patents and trademarks. Centurion has agreed to subordinate its general lien in all assets, other than the Venezuelan accounts receivable, to our senior lenders from time to time.

The Purchase Agreement and related documents impose certain restrictions and covenants on us, including restrictions against incurring additional indebtedness (except as expressly set forth in the Purchase Agreement), creating any liens on its property (other than Permitted Liens as defined in the Purchase Agreement), redeeming or paying dividends on its Capital Stock (as that term is defined in the Purchase Agreement), making loans, and making certain investments. The Purchase Agreement also restricts our ability to engage in certain business combination transactions or create subsidiaries without Centurion’s consent.

The Purchase Agreement defines certain Events of Default, including, without limitation, failure to make a payment obligation, failure to observe covenants under the Purchase Agreement or related agreements (generally subject to applicable cure periods), breach of a representation or warranty, bankruptcy or default under another significant contract or credit obligation. In general, upon the occurrence of an Event of Default, interest accrues at an additional 10% per annum default rate, and Centurion has the right to accelerate all amounts due under the Note, including principal and accrued but unpaid interest.

In October 2007 we reduced our workforce by eliminating 16 positions throughout the United States, Korea, China, and India. This reduction represents our initial step to an outsourced design and manufacturing (ODM) strategy for our phones business. Our intent is to reduce fixed expense in engineering, operations and overhead associated with that business. Accordingly, we will incur employee termination related expenses in the fourth quarter associated with separation payments and terminations costs for this reduction.

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

Our products have similar functionality to phones and modems that use the traditional landline telecommunications network; however, they are wireless desktop devices and can be substituted for wired phones and modems. All of the products that we sold prior to the second quarter of 2006 were based on CDMA (3G Code Division Multiple Access) technology developed by Qualcomm Incorporated. We started development of new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies in 2005 and started shipments of these products in 2006. In 2007, we have increased our focus on the development of data products, including broadband modems and 3G gateway devices, which represent an increasing percentage of our overall revenues.

We currently sell our products to telecommunications operators in developing countries where large segments of the population do not have telephone service. To date our largest markets have been in Asia and South America, with our largest customers located in India and Venezuela. In 2007 we have begun to develop our sales into the EMEA region, including Eastern Europe, the Middle East and Africa. We ended the third quarter of 2007 with a total of 52 customers in 37 countries.

History

We were founded in July 2000. In late 2002 we began performing original design manufacturing and product engineering and development for major international telecommunications companies. In December 2002, we acquired Entatel, Ltd., a South Korean company, in order to meet the engineering requirements of these projects, and changed its name to Axesstel R & D Center Co., Ltd. This name was later changed to Axesstel Korea Inc. and continues as our operating research and development subsidiary located in Korea. Our primary business in 2003 was focused on contract research and development.

In late 2003 and early 2004, we believed that changing market factors would result in increasing demand for fixed wireless phones. In response, we refocused our business to concentrate exclusively on developing, manufacturing and selling our own branded and co-branded fixed wireless products. In the first quarter of 2004, we commenced large scale product manufacturing with our manufacturing partner, Wistron NeWeb Corporation, or WNC. WNC continues to be our primary contract manufacturer, producing substantially all of our products.

In 2005 and 2006 we experienced rapid revenue growth recording annual revenues of $94.6 million and $95.5 million respectively. Our growth and business in 2005 was primarily attributable to sales of our fixed wireless telephones to a single customer in India. In 2006 revenues declined in the first quarter of 2006 primarily due to reduced phone business in Asia. However, revenues rebounded as we established record revenues in Latin America and from our data products.

As we entered 2007, our business strategy centered on a few key strategic elements:

•	Stabilize revenues through diversification of our customer base

•	Improve gross margin through increased sales of data products

•	Maintain tight control of operating expenses to achieve profitability

Long term our intent is to grow from a fixed wireless telephone provider to a solutions company with a broader data products portfolio and as a result, expect higher margins from our revenue. We are working to progress up the technology stack and as such, we are focused on building an expanded data product portfolio and building sales channels.

Recent Developments

Revenue in the third quarter of 2007 was $15.4 million, substantially below our initial expectations. Pricing for fixed wireless telephones to Asia, and particularly India, has been characterized by intense price competition and low profit margin. We have maintained business in the region but believed that long term, it would be difficult to maintain any meaningful profit margin. The decline in price points for India has accelerated, however, and recent pricing from competitors have reached a point that we believe is irrational. We have elected to price our telephones at what we believe is a minimum acceptable margin, but were not successful in continuing some of our contracts in that market.

Orders for fixed wireless telephones and modems to new customers in Central and Eastern Europe were expected to help offset some of the revenue lost from Asia in the third quarter. However, delays due to last minute software customization requests for several new customers delayed shipment. As a result, revenue from those orders will be recognized in the fourth quarter.

Finally, longer payment cycles from customers in South America, and in particular Venezuela, impacted working capital during the quarter. Sales to Venezuela have been significant for the first portion of the year and accounted for $28 million of our accounts receivable at September 30, 2007. We actively sought opportunities to finance or factor those receivables during the quarter without success. As a result, we were slow in payments to WNC our principal contract manufacturer, resulting in shipment delays at the end of the third quarter. Our working capital position will also impact our fourth quarter results. See “General” and “Liquidity and Capital Resources” below.

Underlying the difficulties of the third quarter and the disappointment of our lower revenue numbers is the continued rapid development of our data products business. Sales of modem and data products for the third quarter were $9.9 million, and we are estimating between $40 and $45 million in 2007. We expect this trend to continue in 2008 with at least a 50% compound annual increase in revenues from data products. The following table shows a breakdown of our revenues by product type for 2005, 2006 and 2007 (estimated) in millions.

Product Category	2005	2006	2007 (estimated)
Telephones and Terminals	$89.3	$69.7	$40-$50
Modems and Gateways	$5.4	$25.8	$40-$45

Our working capital position also impacted a strategic transaction. During the period we suspended negotiations for a potential acquisition in the machine to machine (M2M) market space. Operating expenses for the period include approximately $679,000 of legal and professional fees associated with that attempted acquisition.

Subsequent to the end of the period, we did enter a financing arrangement with respect to certain of our Venezuelan accounts receivable. This financing provided an initial payment of $5.5 and may result in an advance of up to an additional $3.0 million. The advances are payable from payments we receive on the Venezuelan accounts receivable. We are actively evaluating alternatives for increasing our working capital. See “Liquidity and Capital Resources” below.

As of October 31, 2007, the company had a backlog of approximately $22.0 million, of which an estimated $15.0 million is data modems.

General.

For the full year ending December 31, 2007, we now expect revenues of $85 to $90 million. We expect revenue from data products will reach approximately $40-$45 million for the year, up from $25.8 million in 2006. Gross margins will continue to be influenced from the increasing data product mix, and management currently expects annual gross margins as a percentage of revenue to be in the low twenties, compared to 16% in 2006.

We intend to continue our shift from a fixed wireless telephone provider to a solutions company with a broader data products portfolio and as a result, higher margins. In addition, we are looking to expand our customer base to reach new customers and new regions. We anticipate that most of our sales will be to foreign customers or for products to be used in foreign countries. As we grow, we expect to become less dependent on a limited concentration of customers. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors” section of this report.

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

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. All of our sales are based on purchase orders or other short-term arrangements. We negotiate the pricing of our products based on the quantity and the length of the time for which deliveries are to be made. For orders involving a significant number of units, or which involve deliveries over a long period of time, we typically receive rolling forecasts or a predetermined quantity for a fixed period of time from our customers, which in turn allows us to forecast internal volume and component requirements for manufacturing. We extend credit based on evaluation of the customer’s financial condition and payment history. At times, we minimize our collection risk from our international customers under guaranteed letters of credit or open terms secured by credit insurance. To date, substantially all of our product sales have been to customers outside of the United States. In order to minimize foreign exchange risk, we have made all sales to date in U.S. dollars.

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

Cost of Goods Sold

Cost of goods sold consists of direct materials, manufacturing expense, freight expense, warranty expense, and royalty fees. Pricing for fixed wireless products has declined since we’ve entered into this business. We believe our ability to increase sales of our products and achieve profitability will depend in part on our ability to reduce cost of goods sold. We continue our cost reduction efforts through the following initiatives: increasing our purchasing power through increased volume; ordering standardized parts used across our product lines; looking for additional manufacturing partners in low cost regions; reengineering our products with new technologies and expertise to decrease the number of components; relying more on application and software development than hardware; and improving our manufacturing processes.

Research and Development

Research and development expenses consist primarily of salaries and related expenses for engineering personnel, facility expenses, employee travel, fees for outside service providers, test fees and depreciation of developmental test equipment. The majority of this activity is for software, mechanical and hardware product development. We are increasingly focusing our research and development on data products, seeking areas where product differentiation will provide value to our customers and provide protection on pricing. We expense research and development costs as they are incurred.

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

Revenue Recognition and Warranty Reserve

Revenues from product sales are recognized when the risks of ownership and title pass to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin, or SAB, No. 101 “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risks of ownership and title pass when product is received by the customer’s freight forwarder. If and when products are returned, we normally exchange them or provide credits to the customer. The returned products in turn are shipped back to the third party manufacturer and we are issued a credit or exchange from the manufacturer. At September 30, 2007, management concluded that no sales return allowance was needed.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of goods sold. During the nine months ended September 30, 2007, warranty costs amounted to approximately $240,000 and, as of September 30, 2007, we established a warranty reserve of $425,000 to cover additional service costs over the life of the warranty. All products are tested by quality inspection prior to shipment and we have historically experienced a minimum level of defective units. Management believes that no additional warranty reserve is needed as of September 30, 2007, other than as discussed above.

Sales Returns and Accounts Receivable Allowance

We extend credit based on evaluation of the customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At September 30, 2007, management concluded that no allowance was needed.

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

	Three months ended September 30, 2007		Three months ended September 29, 2006		Nine months ended September 30, 2007		Nine months ended September 29, 2006
Revenues	$15,433,041	100.00%	$32,078,444	100.00%	$68,648,768	100.00%	$65,381,743	100.00%
Cost of goods sold	11,919,325	77.23	25,943,367	80.87	53,984,206	78.64	56,377,138	86.23

Gross margin	3,513,716	22.77	6,135,077	19.13	14,664,562	21.36	9,004,605	13.77

Operating expenses:
Research and development	1,677,174	10.87	1,722,482	5.37	5,355,302	7.80	4,269,598	6.53
Selling, general and administrative	4,681,329	30.33	4,292,320	13.38	13,016,018	18.96	10,960,646	16.76
Impairment of assets	—	—	(116,585)	(0.36)	—	—	1,147,669	1.76

Total operating expenses	6,358,503	41.20	5,898,217	18.39	18,371,320	26.76	16,377,913	25.05

Operating income (loss)	(2,844,787)	(18.43)	236,860	0.74	(3,706,758)	(5.40)	(7,373,308)	(11.28)
Other income (expense), net	(158,932)	(1.03)	(11,423)	(0.04)	(273,062)	(0.40)	598,217	0.92

Profit (loss) before income taxes	(3,003,719)	(19.46)	225,437	0.70	(3,979,820)	(5.80)	(6,775,091)	(10.36)
Income tax provision (benefit)	—	—	—	—	—	—	—	—

Net income (loss)	$(3,003,719)	(19.46)%	$225,437	0.70%	$(3,979,820)	(5.80)%	$(6,775,091)	(10.36)%

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 29, 2006

Revenues.

For the three months ended September 30, 2007, which we refer to as Q3 2007, revenues were $15.4 million compared to $32.1 million for the three months ended September 29, 2006, which we refer to as Q3 2006, representing a 52% decrease. The reduction in revenues is largely attributed to reduced phone revenue in Asia and Latin America for the comparative periods. In Q3 2007, our revenues were derived principally from two customers, which two customers individually represented 37% and 20% of revenues. In Q3 2006, our revenues were derived principally from three customers, which three customers individually represented 31%, 25%, and 18% of revenues.

For the nine months ended September 30, 2007, revenues were $68.6 million compared to $65.4 million for the nine months ended September 29, 2006, representing a 5% increase. In the first nine months of 2007, our revenues were derived principally from three customers, which individually represented 37%, 19%, and 19% of revenues. In the first nine months of 2006, our revenues were derived principally from three customers, which three customers individually represented 26%, 20% and 16% of revenues.

Cost of Goods Sold.

For Q3 2007, cost of goods sold was $11.9 million compared to $25.9 million for Q3 2006, a decrease of 54%. The decrease to cost of goods sold reflects the decrease in revenues in the comparable periods. For the nine months ended September 30, 2007, cost of goods sold was $54.0 million compared to $56.4 million, a decrease of 4%. This decrease is largely attributable to improved production efficiencies achieved in the comparative periods. Our cost of materials declined on a per unit basis in 2007 as we were able to re-engineer our products to take advantage of cost efficient alternate parts, and reduce prices with our suppliers. In 2006 and continuing into 2007, most of our products were manufactured by one vendor. We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our vendor will be able to further decrease its costs as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin.

For Q3 2007, gross margin as a percentage of revenues was 23% compared to 19% for Q3 2006. For the nine months ended September 30, 2007, gross margin as a percentage of revenues was 21% compared to 14% for the nine months ended September 29, 2006. Both of these gross margin percentage increases were mainly the result of favorable product mix. We typically experience higher margins from our data products than from our phone products and sales of data products have accounted for an increasing percentage of our sales in 2007. During 2007, we additionally experienced greater manufacturing efficiencies compared to 2006, due to increased volumes.

We expect demand for our data products to remain strong in 2007, and expect the annual gross margins as a percentage of revenue to remain in the low twenties. However, margins may fluctuate on an individual quarterly basis due to customer and product mix, as well as other factors.

Research and Development.

For Q3 2007 and Q3 2006, research and development expense was $1.7 million. As a percentage of revenues, research and development for Q3 2007 increased to 11% from 5% in Q3 2006. For the nine months ended September 30, 2007, research and development was $5.4 million, compared to $4.3 million for the nine months ended September 29, 2006, an increase of 25%. This increase was mainly attributable to increases in outside certification test fees and outside development of prototype products in the development of both our phone and data products. As a percentage of revenues, research and development for the first nine months of 2007 were 8% compared to 7% in the first nine months of 2006.

We are presently spending much of our research and development funds on the development of our next generation data products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. As we continue the development focus for our data products, we will enact a cost reduction program to lower the cost in the development of our phone products, including a strategy to outsource most of the future development for these products. The cost reduction efforts are expected to be completed by the end of 2007, but any reduction in 2007 is expected to be offset by separation payments and termination cost for this reduction. Accordingly, we expect our research and development expenditures to remain stable for the remainder of 2007, but to reduce in both absolute terms and as a percent of revenue in 2008.

Selling, General and Administrative.

For Q3 2007, selling, general and administration expenses were $4.7 million, compared to $4.3 million for Q3 2006, an increase of 9%. This increase was mainly due to legal and professional costs associated with an attempted acquisition in the machine to machine (M2M) market totaling approximately $679,000, offset by reduced external sales commissions due to the lower revenue volume experienced in the comparable periods. As a percentage of revenue, selling, general and administration expenses for Q3 2007 increased to 30% from 13% in Q3 2006. For the nine months ended September 30, 2007, selling, general and administration expenses were $13.0 million, compared to $11.0 for the nine months ended September 29, 2006, an increase of 19%. This increase was mainly due to the increase of external sales commissions of approximately $932,000 in connection with revenues from Latin America, and the $679,000 of legal and professional fees associated with the attempted acquisition. As a percentage of revenue, selling, general and administration expenses for the first nine months of 2007 were 19% compared to 17% in the first nine months of 2006.

As our revenues increase, we expect our selling, general and administrative expenses to increase, but decrease as a percentage of revenues.

Impairment of Assets.

For the nine months ended September 29, 2006, an impairment charge of $1.1 million was charged to operating expenses related to production equipment from our closed down manufacturing operations in Korea.

Other Income (Expense).

For Q3 2007, other income (expense) was a net expense of approximately $159,000 compared to a net expense of approximately $11,000 for Q3 2006. For the nine months ended September 30, 2007, other income (expense) was a net expense of approximately $273,000 compared to net benefit of approximately $598,000 for the nine months ended September 29, 2006. The majority of 2007’s net expense is related to interest payments. The majority of 2006’s net benefit was derived from the sale of 392,156 shares of Ubistar common stock, formerly known as Axess Telecom, an unrelated third party. The shares of Ubistar common stock were acquired as part of a litigation settlement in 2004.

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

Net Income (Loss).

For Q3 2007, net loss was $3.0 million compared to a net income of approximately $225,000 for Q3 2006. For the nine months ended September 30, 2007, net loss was $4.0 million compared to a net loss of $6.8 million for the nine months ended September 29, 2006.

Liquidity and Capital Resources

Liquidity

At September 30, 2007, our principal sources of liquidity included cash and cash equivalents of $550,000 compared to $3.7 million at December 31, 2006. In addition, at September 30, 2007, accounts receivable were $41.0 million, compared to $39.0 million at December 31, 2006. At September 30, 2007, approximately 25% of our accounts receivable were covered by letters of credit or were insured. At September 30, 2007, we had working capital of $3.1 million compared to working capital of $6.2 at December 31, 2006.

For the nine months ended September 30, 2007, we generated $7.3 million of cash from operations which was derived from the cash net loss of approximately $2.1 million (net loss offset by non-cash adjustments for the write-off of stock-based compensation, inventory provisions, and depreciation and amortization) and changes in operating assets and liabilities of $9.4 million.

Investment activities used approximately $185,000 of cash during the nine months ended September 30, 2007, primarily for the acquisition of software and equipment offset by payments made on a note receivable. As of September 30, 2007, we do not have any significant commitments for capital expenditures.

During the nine months ended September 30, 2007, cash used by financing activities amounted to $10.1 million, as we repaid $13.1 million of bank financing from December 31, 2006, and received new bank financing of $3.0 million.

The transition of our business from sales to Asia where accounts are usually guaranteed by a letter or credit to South America where sales are customarily on open credit terms, and our inability to finance certain of our accounts receivable have resulted in a significant decrease in working capital. That working capital shortage has caused us to fall behind payments with WNC, our principal contract manufacturer. As a result, we experienced shipment delays that effected third quarter shipments. In addition, WNC has slowed its acquisition of inventory to manufacture our products, which may impact fourth quarter sales as well.

We have pursued a number of options to finance or factor our accounts receivable. On October 30, 2007, we entered into a credit arrangement with Centurion Credit Resources, LLC (“Centurion”) pursuant to which we agreed to sell to Centurion a secured promissory note (the “Note”) and Five Hundred Thousand (500,000) shares of our unregistered common stock, par value $.001 per share (“Common Stock”).

The initial advance under the Note was made on October 30, 2007. We became obligated to repay $5,581,485 under the Note and we issued 325,000 shares of Common Stock to Centurion in exchange for a purchase price of $5,499,000.

The Note is payable out of the payments received on certain of our Venezuelan accounts receivable, but in any event no later than October 30, 2008 (the “Maturity Date”). Interest on the Note accrues at a rate of 30% per annum, with a six month minimum interest charge. Payments made prior to April 30, 2008 will result in the assessment of a prepayment premium equal to the amount of interest that would have accrued on the prepaid amount had such amount remained outstanding until April 30, 2008. Our obligations under the Purchase Agreement and the Note are secured by the terms of a Security Agreement, which grants Centurion a first priority lien and security interest in approximately $25 million of our accounts receivable from Venezuelan debtors and any proceeds thereof. The Security Agreement also grants Centurion a general lien on all of our other assets, including patents and trademarks. Centurion has agreed to subordinate its general lien in all assets, other than the Venezuelan accounts receivable, to our senior lenders from time to time.

The Purchase Agreement and related documents impose certain restriction and covenants on us, including restrictions against incurring additional indebtedness (except as expressly set forth in the Purchase Agreement), creating any liens on its property (other than Permitted Liens as defined in the Purchase Agreement), redeeming or paying dividends on its Capital Stock (as that term is defined in the Purchase Agreement), making loans and making certain investments. The Purchase Agreement also restricts our ability to engage in certain business combination transactions or create subsidiaries without Centurion’s consent.

We are presently reviewing other options to supplement our liquidity including the issuance of debt or equity securities. We intend to complete an additional financing transaction, but no agreements or arrangements for such a financing exist at this time. Future financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

Capital Resources

Our available credit facility during the period was comprised of arrangements with Silicon Valley Bank. As of September 30, 2007 and December 31, 2006, borrowings amounted to $3.0 million and $13.1 million, respectively, from Silicon Valley Bank, secured by certain accounts receivable in approximately the same amount. The $13.1 million loan balance at December 31, 2006 has since been repaid, and a new loan balance of $3.0 million was incurred in 2007. The outstanding principal balance of the loans bear interest ranging from LIBOR plus 2.5% to SVB’s prime rate plus 2.5% depending on the receivable financed. Payments of principal are immediately due and payable to SVB in the amount of each payment that we received under the pledged receivables. In connection with the initial Centurion financing of $5.5 million in October, we paid off all amounts outstanding under the Silicon Valley Bank credit facility.

The Centurion financing provides for a second advance. Centurion’s obligation to make the second advance is predicated upon receiving certain account acknowledgements from another account debtor in Venezuela within two weeks from the date of the Purchase Agreement. Under the second advance, the principal amount due under the Note would increase by $3,020,640, and Axesstel will issue to Centurion an additional 175,000 shares of Common Stock in exchange for additional borrowing of $2,976,000.

We are negotiating with new commercial lenders to establish one or more credit facilities that will enable us to borrow on receivables or asset-backed basis. We do not have any firm agreements or arrangements in place at this time. Therefore, we cannot provide any assurances that any facilities will be made available to us, or will be made on acceptable terms. Our inability to raise additional working capital when needed will negatively impact our growth plans, financial condition and results of operations.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Interest rates from our bank credit facility are based on LIBOR and SVB’s Prime Rate at the time our receivables are financed. As such, future financings are subject to market risk. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 30, 2007, we had $550,000 in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at September 30, 2007, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the nine months ended September 30, 2007, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from WNC in China. To mitigate the effects of currency fluctuations on the Company’s results of operations, all revenue from our international transactions and all products purchased from WNC were denominated in US dollars.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, the design and operation of such disclosure controls and procedures were effective.

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

Our primary target markets include Asia, Central Europe, Eastern Europe, Africa, and Latin America. Our largest customer in 2007 resides in Venezuela, where the government has recently acquired control of the nation’s telecommunications industry. This change in control resulted in some delay in processing payments for orders we ship to Venezuela. As of the date of this report, we continue to receive orders from customers in Venezuela and are continuing to receive payments from Venezuelan customers. We cannot determine at this time how such change in control will affect our sales to that country over the intermediate or long term. All of our international sales and operations are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. These risks affecting our international sales and operations include:

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

We have incurred significant net losses to date. We incurred a net loss of $4.0 million for the nine months ended September 30, 2007; a net loss of $6.6 million for the year ended December 31, 2006, and a net loss of $10.2 million for the year ended December 31, 2005. At September 30, 2007, we had an accumulated deficit of $32.6 million. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving and then maintaining profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in maintaining profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

During the period ended September 30, 2007 WNC suspended shipments of certain products and shared inventory purchases of our overdue account with them. That shipment delay impacted our results of operations for the third quarter and will impact our operations for the fourth quarter.

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

For the nine months ended September 30, 2007, three of our customers and their affiliates accounted for approximately 75% of our revenues, of which one customer comprised approximately 37% and the other customers comprised approximately 19% and 19%, respectively. For the year ended December 31, 2006, three of our customers and their affiliates accounted for approximately 57% of our revenues, whose orders comprised 24%, 19% and 14% of revenues, respectively. For the year ended December 31, 2005, two of our customers and their affiliates accounted for approximately 80% of our revenues, of which one customer comprised approximately 59% and the other customers comprised approximately 21% of revenues. While the significant customers were not the same in each period, our results of operations have been supported by one or two significant customers each quarter. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

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

As of September 30, 2007, Mike H.P. Kwon, our Founder, Honorary Chairman and member of our Board of Directors, beneficially owned approximately 14% of our outstanding common stock, and ComVentures beneficially owned approximately 17% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon and ComVentures, each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval.

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

AXESSTEL, INC.

Date: November 14, 2007	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002