Form 10-K
period 2007-12-31
AXESSTEL INC
filed 2008-03-28
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-32160

AXESSTEL, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1982205
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

6815 Flanders Drive, Suite 210, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 625-2100

Securities Registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	American Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing stock price of the Common Stock reported on the American Stock Exchange on June 30, 2007 was approximately $21.6 million. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 28, 2008 was 23,228,982.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2007 are incorporated by reference into Part III of this report.

AXESSTEL, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2007

Except where the context otherwise requires, all references in this Annual Report on Form 10-K to (a) the “Registrant”, the “Company”, “Axesstel”, “we” or “our” refer to Axesstel, Inc., a Nevada corporation.

PART I

Special Note Regarding Forward-Looking Statements

This report, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to future events, our future financial performance, growth of our target market and growth of the worldwide telecommunications markets, future demand for our products, and similar expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on any forward-looking statements as they reflect our management’s view only as of the date of this report. We will not update any forward-looking statements to reflect events or circumstances that occur after the date on which such statement is made.

ITEM 1. BUSINESS

Overview

Axesstel designs, develops, and markets fixed wireless voice and broadband data products for the worldwide telecommunications market. Our product portfolio includes fixed wireless desktop phones, public call office phones, voice/data terminals, broadband modems, and 3G gateway devices for access to voice calling and high-speed data services. Our products have similar functionality to phones and modems that use traditional landline telecommunications network; however, they leverage wireless 2.5 and 3G networks to provide voice and broadband data services in areas without landline infrastructure or where wireless networks are used as an alternative to existing landline infrastructure.

Most of our products sold to date have been based on CDMA2000 (3G Code Division Multiple Access) 1X and 1xEV-DO technology. We are increasing our focus on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies to enhance our product offering and to expand our market. We are also increasing our focus on high speed data products. In the coming months we expect to introduce products leveraging leading-edge data technologies, including EDGE (Enhanced Data Rates for GSM Evolution), HSDPA (High-Speed Downlink Package Access) and HSUPA (High-Speed Uplink Packet Access).

Axesstel has shipped over 4 million products to over 54 operators, serving over 40 countries worldwide. We currently sell our products to telecommunications service providers in developing countries where large segments of the population do not have telephone service. At present, our principal customers are Telecommunications Movilnet C.A., in Venezuela, Telefonica Moviles, S.A. in Latin America, and Bharat Sanchar Nigam Limited (BSNL) in India. Historically, the majority of our revenues have come from sales of fixed wireless phones. Increasingly our revenues are coming from the sale of high speed data products. In 2007, 42 percent of our revenues were derived from sales of data products. We anticipate that sales of data products will continue to grow at a 50% rate, and will constitute a majority of our sales for 2008.

Market Opportunity

According to the International Telecommunications Union (ITU), there are 6.7 billion people in the world, but only about 3.4 billion have any access to either wireless or wire-line telecommunication services. That leaves 3.3 billion people, or approximately 50% of the world’s population, without even basic access to voice and data services. Outside of Europe and North America, telephone penetration is less than 10% of the worldwide population.

Telecommunications Services in Developing Areas

Developing countries within Asia, Africa, Middle East, Eastern Europe and Latin America, such as India, Indonesia, Pakistan, Philippines, Vietnam, China, Iraq, South Africa, Brazil, Venezuela and Russia are among the world’s fastest growing emerging telecommunications markets. Within these areas, landline telecommunications networks typically are limited to densely populated urban areas because the cost of deploying landline telecommunications networks in developing areas has proven economically unfeasible. As a result, people living outside of urban areas or in unwired regions within urban areas generally do not have access to telephone or internet services. Since deployment of landline telecommunications networks in these regions has proven to be expensive, services have therefore been limited to the wealthiest portions of the population.

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

As a result of these factors, the geographic reach of wireless networks has expanded. The governments of these countries recognize that their populations need access to reliable voice and internet services in order to improve socioeconomic conditions. As a result, we expect the demand for voice and data services to increase in these regions.

Wireless Transmission Standards

CDMA technology has emerged as one of the leading standards for wireless wide area networks (WWAN). CDMA is a “spread spectrum” technology, which allows multi users to simultaneously occupy and utilize the same frequency spectrum in a given band by assigning unique logical codes to each communication channel that differentiates it from others in the same spectrum. Given the finite wireless spectrum resources available, CDMA allows more efficient sharing of the airwaves among multiple users and more dynamic network system planning for the operators than some alternative technologies.

An alternative standard, the Global System for Mobile Communications (GSM) is the world’s most popular standard for mobile phones. The ubiquity of the GSM standard facilitates international roaming between mobile phone operators, enabling subscribers to use their phones in many parts of the world. For network service providers the GSM standard provides the ability to deploy equipment from different vendors because the open standard allows easy inter-operability.

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

Higher speed data transmission has also been introduced by Enhanced Data rates for GSM Evolution (EDGE) which provides for increased data transmission rates and improve data transmission reliability. It is generally classified as a 2.75G network technology. EDGE has been introduced into GSM networks around the world since 2003, initially in North America. It can be used for any packet switched applications such as an Internet connection.

Newer versions of wireless network technologies, popularly known as 3G, include CDMA2000 1xEV-DO (Evolution Data Optimized). This technology improves the ability to deliver high-speed data access to wireless devices and has been designed to provide wireless access speeds comparable to digital subscriber line, or DSL, and cable modems. Subscribers can attain wireless access to data at maximum speeds of up to 2.4 Mbps (Rev.0) or 3.1Mbps (Rev.A) on CDMA2000 1xEV-DO networks.

Another widely deployed global 3G WWAN technology is known as WCDMA (Wideband CDMA). Even though WCDMA shares a lot of the similar underlying technologies as CDMA2000, WCDMA is a different WWAN technology that is mostly adopted by GSM operators for improved spectral efficiency and more importantly, increase network capacity. WCDMA has also evolved from 384kbps to the much higher speed HSDPA (High Speed Downlink Packet Access) and HSUPA (High Speed Uplink Packet Access) capable of data speed of up to 7.2Mbps downlink, 2.1Mbps uplink. Because of its strong connection to GSM technology, WCDMA and HSDPA are most popular in the Europe and Asia Pacific, and in some North and South American countries.

Broadband Data Applications

Telecommunications service providers continually are seeking high-margin, high-growth opportunities to complement their voice-based product offerings. Providing high-speed data access to existing voice customers’ enables operators to increase their revenue by leveraging their current infrastructure and customer base. Historically, high-speed data access was limited to businesses that could afford to purchase expensive hardware and pay the usage charges. As network costs have declined and technology and manufacturing advancements have developed, high-speed data access has increasingly become available for residential customers. In order to implement objectives to rollout high-speed data access, carriers are seeking cost-effective technologies to allow users without existing landlines, DSL or cable connections to access to high-speed data.

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

Fixed Wireless Desktop Phones

Our fixed wireless desktop phones are designed for voice and data usage in homes, businesses and retail locations. Our phones are offered in standard, enhanced, and durable models. Currently, we offer CDMA phones that operate in each of three frequency bands: 450 MHz, 800 MHz, and 1900 MHz. Our GSM phone line includes two dual band models (850/1900 MHz and 900/1800 MHz) and one quad-band model (850/900/1800/1900 MHz).

The following tables list some of the features included in our fixed wireless phone product portfolio.

●: Standard	O : Not Available	■: Optional

CDMA/GSM Fixed Wireless Phones

Model	PXQ20	PX100 Series	PX200 Series	PX300 Series	L Series	PG110/PG120	PG130	PG530

Voice	●	●	●	●	●	●	●	●
SMS	●	●	●	●	●	●	●	●
Data	O	O	●	●	O	O	■	■
LCD Backlit	●	●	●	●	●	●	●	●
Keypad Backlit	●	●	O	●	O	●	●	●
SpeakerPhone	●	●	●	●	■	●	●	●
RUIM/SIM	■	■	■	■	■	●	●	●
FM Radio	■	■	■	■	■	O	■	O
TNC Antenna	●	O	●	O	●	O	●	O
Back-up Battery	●	●	●	●	●	●	●	●

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

●: Standard	O: Not Available	■: Optional

CDMA/GSM Fixed Wireless Terminals

Model	TX200 Series	TG230

Voice	●	●
Data	■	■
RUIM/SIM	■	●
MeterPulse	●	●
Analog Fax	■	O
Back-up Battery	●	●

Broadband Modems and 3G Gateways

We currently offer three broadband modem product lines and one line of 3G gateways. Our first generation fixed wireless broadband modem offers EV-DO data only. The Advanced Series is our second generation fixed wireless broadband modem that includes EV-DO data, CDMA 1X voice, and fax capability. The modems enable many users in developing countries that have multi-user, networked environments to connect to the Internet. Our products provide a convenient network connection that does not require the installation of any drivers and can support routed networks with ease. Our broadband modems can support single-user connections as well as local area networks providing high-speed Internet access to both small businesses and residential users and data rates up to 2.4 Mbps. Our third line is comprised of portable broadband USB modems that allow users to access broadband data from the home, office or while traveling. The USB modems have been developed for operation on CDMA2000 1xEV-DO Rev A networks worldwide. We have announced plans to expand these devices for operation on Edge, HSDPA and HSUPA networks.

●: Standard	O: Not Available	■: Optional

3G Wireless Modems/Gateways

Model	D Series	Adv. D Series	MV100 Series	MD130	MV400i Series	MV400 Series	MD430

EV-DO Data	●	●	●	HSDPA	●	●	HSDPA

Ethernet Port	●	●	O	O	●	●	●

USB Port	●	●	●	●	●	●	●

Wi-Fi	O	O	O	O	O	●	O

Voice	O	●	■	■	O	O	O

Analog Fax	O	■	O	O	O	O	O

Meter Pulse	O	■	O	O	O	O	O

R-UIM/SIM	O	O	■	●	■	■	●

Dual-Band	O	■	■	Tri-Band	■	■	Tri-Band

Back-up Battery	O	●	●	●	●	●	●

Our MV400 Series 3G gateways provide EV-DO Rev A data, a WiFi router, and a four port Ethernet switch for a complete desktop networking solution. They have been designed as a plug-and-play solution, with a convenient network connection and USB connection module embedded in the modem. The 3G gateways allow users to network multiple desktop and laptop PCs to 3G broadband data. The MV400 Series provides a data rate up to 3.1 Mbps. Axesstel has announced its plan to develop a new line of 3G gateways for operation on Edge, HSDPA and HSUPA networks.

Customers

We sell a majority of our products to telecommunications service providers that provide wireless voice or data services in developing markets. The following table shows the percentage of our total revenues derived from various geographic regions in each of the last three fiscal years:

	2007	2006	2005
Revenues
Asia and Pacific Rim	$18,670,977	$37,542,635	$68,909,960
Latin America	47,882,684	53,610,255	25,223,126
Europe, Middle East, Africa	15,849,424	4,299,339	388,125
United States and Canada	32,300	67,445	144,500

Total revenues	$82,435,385	$95,519,674	$94,665,711

Our principal customers currently are Telecommunications Movilnet C.A., in Venezuela, Telefonica Moviles, S.A., the wireless affiliate of Telefonica, S.A. in Latin America and Bharat Sanchar Nigam Limited (BSNL) in India, each of which accounted for more then 10% of our total revenues in 2007. We supply products to Telefonica Moviles and Telecommunications Movilnet C.A. on a purchase order basis. In 2006, we were awarded a contract tender along with our Indian manufacturing partner XL Telecom Limited, to supply BSNL with 350,000 fixed wireless phones. We completed production of the 350,000 phones in 2006 and received follow-on orders in 2007.

We ended the year with a total of 54 customers in 40 countries. We believe that there are over 100 additional telecommunications service providers worldwide that have deployed or plan to deploy fixed wireless solutions or have deployed or plan to deploy solutions such as our data product solutions. In general, we sell our products on a negotiated fixed price-per-unit purchase order basis.

Two of our largest customers in 2006 and 2007 were in Venezuela. In 2007, we experienced substantial delays in payments for products due to government currency controls that significantly impacted our results of operations for the third and fourth quarter of 2007. Our international sales and operations are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. See “Risk Factors” below.

Historically, our business was developed through the sale of wireless phones. 2006 was the first year that data products—modems and gateways—constituted a significant portion of our revenues. Data products accounted for $25.8 million or 27 percent of revenues in 2006. In 2007, data products accounted for $34.9 million or 42 percent of revenues. We expect to introduce over a dozen new products in 2008 including EDGE, HSDPA, and HSUPA data devices. We expect demand for data products to continue to grow in developing countries in 2008 and expect a 50% increase in revenues from data products in 2008 over 2007 levels.

Sales and Marketing

We manage and conduct the majority of our sales directly to telecommunications service providers worldwide. During 2006 we undertook an initiative to “localize” our sales force, and put our sales team closer to the customer. We divide our sales group in three principal regions: Americas, Europe Middle East and Africa (EMEA), and Asia. We expanded our sales and marketing team from nine members at the beginning of the year to 12 members as of December 31, 2007, consisting of employees and consultants who are located in the United States, Mexico, Venezuela, India, Holland and Spain. We supplement our presence in Africa, Asia, Eastern Europe, Latin America and the Middle East through the hiring of local sales representatives or agents.

We have established and seek to establish strategic relationships with telecommunications infrastructure providers in order to promote our products. Our products are regularly included in bids by such service providers, which provides greater exposure for our products and brand.

Manufacturing

At present, we use Wistron NeWeb Corporation (WNC) to manufacture the majority of our products. WNC provides us with a variety of manufacturing services, including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery services. WNC generally procures all raw materials, and holds work-in-process and finished good inventory for our products. We believe outsourcing through WNC provides us with flexibility and allows us to:

•	focus on research and development, design, sales and marketing;

•	realize economies of scale;

•	access high-quality manufacturing resources and personnel;

•	scale production rapidly;

•	reduce working capital investment; and

•	reduce capital equipment costs and equipment obsolescence risk.

We commenced large-scale product manufacturing with WNC at the beginning of 2004. Our manufacturing arrangement with WNC is designed to allow us to fulfill high-volume orders with short lead-times. We manage our relationship with WNC to focus on improvements in design-for-manufacturing, test procedures, quality, cost optimization and production scheduling. WNC presently has two high speed production lines in mainland China dedicated to high volume production, and the ability to add additional lines to match future capacity needs. We work with WNC in sourcing components for our products in an effort to reduce costs, ensure the quality of the components we purchase and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders. We believe WNC provides flexibility and scalability to our manufacturing operations.

In 2006, we entered into an agreement with XL Telecom Limited, headquartered in Hyderabad, India. This agreement allows us to participate on public tenders in India where the manufacturing must be completed in country. To date we have produced in excess of 700,000 units and delivered them on a partially assembled or semi-knockdown basis to XL Telecom who then completes the production and testing and delivers them to the customer. We completed fulfillment of the public tender with XLTelecom Limited in 2007 and are not currently manufacturing under this arrangement.

In the third quarter of 2005, we opened a manufacturing facility in Korea. As we entered 2006, our production volumes for this facility did not support the overhead. During the third quarter of 2006 we sold our Korean manufacturing center to BroadTel Inc. and formed an outsource arrangement with them to build our low volume, high mix products. This relationship allows us to reduce our fixed costs as well as focus more of our internal resources on design and development.

Under the terms of our supply agreement with each of WNC and BroadTel, we submit purchase orders for finished goods. Our manufacturers purchase and maintain inventories of components and subassemblies against a rolling forecast of orders that we provide to them on a monthly basis. We only take goods into inventory when the finished goods are delivered to us and title and risk of loss transfers. Because we generally order finished goods upon receipt of an order from our customer, finished goods are typically shipped directly from our manufacturer to the customer. As a result, we do not hold the goods in inventory. Occasionally we experience a cancellation of a customer order, and the customer refuses shipment. Under the terms of our agreements with our manufacturers, we can defer delivery of goods for certain proscribed periods of time. During that time, we will attempt to sell the goods to another customer. If we are unsuccessful in selling them before the deferral period expires, the manufacturer delivers the finished goods to us and we take the goods into inventory.

We may enter into manufacturing relationships with other manufacturing partners in low labor cost regions, such as Brazil and India. We are evaluating whether this approach will allow us to increase our manufacturing capacity and lower our unit costs.

Research and Development

We focus on developing innovative fixed wireless high-speed solutions to address opportunities presented by next generation wireless networks. In the fourth quarter of 2007, we restructured some of our workforce and reduced headcount. We have increased our use of outsourced design and engineering services, particularly with respect to our phones and lower end commodity products. As of December 31, 2007, we had 32 engineers, 22 of which are located in our South Korean research and development center and 10 of which are based in our San Diego facility. Our engineers are categorized into the following groups: hardware, mechanical, and software. For the years ended December 31, 2007, 2006, and 2005, our research and development expenses were $7.1 million, $5.9 million and $5.5 million, respectively. The increase in 2007 was mainly attributable to increases in outside certification test fees and outside development of prototype products in the development of both our phone and data products.

Intellectual Property

We protect our intellectual property through a combination of patents, trademarks, trade secrets, licenses, non-disclosure agreements and contractual provisions. Generally, we enter into non-disclosure and confidentiality agreements with our employees, consultants and third parties that have access to our proprietary technology.

We have entered into a license agreement with Qualcomm under which we were granted a worldwide, nonexclusive, royalty-bearing license to Qualcomm’s CDMA technology to make, sell and lease fixed wireless CDMA and WCDMA-based products. The license agreement may be terminated by Qualcomm upon an uncured material breach of the license agreement by us. We have also entered into various software agreements with Qualcomm to license its software to use with our products that incorporate Qualcomm’s CDMA technology. These agreements are effective as long as the license agreement is effective. We intend to purchase additional software from Qualcomm that would be required for our newly proposed products.

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

We believe that we compete principally on the basis of design functionality, reliability, quality, price and ease of deployment, installation and use. We believe that we compete favorably with our competitors based on these factors. Some of our competitors offer bundled end-to-end packages, which may be more appealing to network operators seeking to use a single supplier of both phones and infrastructure.

Many of our current and future competitors may, and all of the competitors named above, have significantly greater financial, technical and marketing resources as well as greater purchasing power than we do. These greater resources may allow these competitors to obtain better manufacturing prices and efficiencies than we have. Although we believe we compete effectively in our markets, remaining competitive will require substantial investments by us to continue to develop innovative products at reduced costs. We cannot guarantee that we will be able to compete successfully.

Employees

In the fourth quarter of 2007, we restructured our workforce and reduced headcount in an effort to lower operating expenses and implement our outsource design and engineering program. As of December 31, 2007, we had a total of 63 full-time employees, down from 87 employees at the beginning of the year. Of the 63 employees, 23 are located in the United States, 37 are located in South Korea, and one each in China, Holland, and India. In the United States, 10 are involved in product design and development, 10 are involved in general and administrative functions, and three are involved in sales and marketing. In South Korea, 22 of our employees are involved in product design and development, 12 are involved in operations, and three are involved in administration. We also use the services of consultants. At December 31, 2007, we had a total of nine consultants, seven performing sales activities and one performing product development. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are good.

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

We have incurred significant net losses to date. We incurred a net loss of $9.0 million for the year ended December 31, 2007; a net loss of $6.6 million for the year ended December 31, 2006, and a net loss of $10.2 million for the year ended December 31, 2005. At December 31, 2007, we had an accumulated deficit of $37.7 million and a working capital deficit of $2.9 million. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving and then maintaining profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in maintaining profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Our Auditors have expressed substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we may be required to substantially revise our business plan or cease operations.

As of the date of our most recent audit, we had not generated sufficient revenues to meet our cash flow needs. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Although we have generated revenue, we are still operating at a net loss. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

Our international sales and operations subject us to various risks associated with, among other things, foreign laws, policies, economies and exchange rate fluctuations.

Our primary target markets include Asia, EMEA, and Latin America. Our largest customer in 2007 resided in Venezuela, and we experienced long payment cycles in collecting accounts receivables due to government currency exchange controls. As of the date of this report, we continue to receive orders from customers in Venezuela and are continuing to receive payments from Venezuelan customers. In 2008, we entered into an agreement with a distributor that provides us payment based upon a letter of credit to help mitigate these long payment cycles.

All of our international sales and operations are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. These risks affecting our international sales and operations include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets, where substantially all of our customers are located;

•	difficulties in complying with foreign regulatory requirements applicable to our operations and products;

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

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

Our sales in different geographic regions have typically followed commercial practices for those regions. In our Asia and EMEA markets, we customarily accept customer orders based on prepayment terms or letters of credit. This generally enables us to maintain a low level of working capital because we are able to quickly collect payment for the products that we deliver and pay our third-party manufacturers and vendors. If there are any discrepancies with the documents presented by the manufacturers, the freight forwarder or us, it may cause the letters of credit to be invalid or payment to be delayed. If a letter of credit is issued late or we experience problems collecting on letters of credit, shipments will be delayed, which may cause us to miss our quarterly financial projections.

In our Latin America market, we customarily accept customer orders based on open credit terms. Due to increased sales activity from this region, we have been required to maintain a greater level of working capital and to borrow money in order to pay our manufacturer and third-party vendors. During the third and fourth quarters of 2007, slow payments from our customers in Venezuela resulted in a working capital shortfall. We were behind in payments to WNC which resulted in shipment delays that impacted our results of operations in the fourth quarter of 2007. We have entered into a distribution arrangement for Venezuela with a distributor that provides us with letters of credit. To the extent that current or future customers are unable or unwilling to establish letters of credit acceptable to us, we would need to have greater working capital in order to fulfill such customers’ orders. In such an event, we would be subject to greater collections risks and might be precluded from accepting large orders from these customers due to limitations on our working capital. Any inability to accept orders could harm our ability to meet our projections and reduce our revenues.

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

During the third and fourth quarters of 2007, we were substantially behind in our payments to WNC. WNC suspended shipments of certain products and stopped inventory purchases of components for our products because of our overdue account with them. That shipment delay impacted our results of operations for the fourth quarter of 2007 as we were unable to ship customer orders and unable to meet customer delivery requirements for new orders.

We rely on third party providers of components and subassemblies for our products, and if they fail to provide timely quality products, our business and reputation could be harmed.

Our products are comprised of a number of components and subassemblies which we or our manufacturers purchase from third parties. Some of those components and subassemblies are complex and may contain defects in design, materials or workmanship. We receive product warranties from the suppliers of these components. However, any interruption in supply, design or manufacturing defects in those components or subassemblies could cause us to delay or lose sales, or result in product recalls which could damage our financial position and business reputation. In addition, our access to those components and subassemblies is subject to the third party supplier’s decisions concerning production volumes and length of time to offer a product. Any decision by a subcomponent supplier to reduce production or terminate production for a component or subassembly that we use, could force us to pay more for the components, or redesign our products to use different components or subassemblies.

We rely on a small number of customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the year ended December 31, 2007, three of our customers and their affiliates accounted for approximately 69% of our revenues, of which one customer comprised approximately 32% and the other customers comprised approximately 20% and 17%, respectively. For the year ended December 31, 2006, three of our customers and their affiliates accounted for approximately 57% of our revenues, whose orders comprised 24%, 19% and 14% of revenues, respectively. For the year ended December 31, 2005, two of our customers and their affiliates accounted for approximately 80% of our revenues, of which one customer comprised approximately 59% and the other customers comprised approximately 21% of revenues. While the significant customers were not the same in each period, our results of operations have been supported by one or two significant customers each quarter. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

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

Pricing for fixed wireless phones has been declining along with pricing in general for telecommunications equipment and other technology products. We believe that these pricing trends will affect both wireless phones as well as modems. We expect these trends will continue in the future and perhaps accelerate, particularly if large companies with greater purchasing power enter the market or other competitors enter the market with lesser quality products or improper license rights. Accordingly, as we reduce our selling prices, our results of operations will be adversely affected unless we can generate equivalent cost reductions in our cost of goods and otherwise.

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

We will, from time to time, consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies.

Evaluating potential acquisitions can be expensive and require significant management resources without significant return unless the acquisitions are completed. Potential and completed acquisitions and strategic investments involve numerous risks, including:

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

Substantially all of the products we have sold to date are based on proprietary CDMA technology that we license from Qualcomm. Our non-exclusive license from Qualcomm does not have a specified term and may be terminated by us or by Qualcomm for cause or upon the occurrence of specified events. If we were to lose access to this licensed technology, we would be forced to acquire rights to, or otherwise develop, other non-infringing technology.

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

Historically we did not maintain inventories. We produced products only on receipt of orders from our customers. Our manufacturers maintain an inventory of components and subassemblies. Under the terms of our agreements with our manufacturers, we can delay receipt of finished goods for a specified period. However, if a customer cancels an order and we cannot identify a new purchaser for that product, we may be forced to acquire the inventory from our manufacturer and hold it in our inventory. In addition, for competitive reasons or because of delays in the supply chain, we may be forced to stock additional components or finished product. This may require substantial working capital, which would be costly and might be unavailable, or may cause us to incur storage and other carrying costs. The inventory we stock might become obsolete, requiring us to write it off and sustain a loss, which could be substantial.

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

Our sales cycle depends on the length of time required for adoption of new technologies in our target markets. At times, orders for our products are tied to the rollout of new infrastructure by the network operator, the precise timing of which is subject to construction and other delays. The period between our initial contact with a potential customer and its decision to purchase our products is relatively long. The evaluation, testing, acceptance, proposal, contract negotiation, funding and implementation process can extend over many months. Based on our limited operating history, it generally takes us between three and six months to complete a sale to a customer; however, in certain instances the sales cycle may be substantially longer. As a result, we may not be successful in forecasting with certainty the sales that we will make in a given period.

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

Our business has grown at a significant rate, if we continue to experience growth in our operations, our operational, financial and accounting systems, procedures and controls will need to be expanded, which will result in increased expenses. Our future success will depend substantially on our ability to manage growth effectively. These challenges may include:

•	maintaining our cost structure at an appropriate level based on the net sales we generate;

•	managing manufacturing expansion projects;

•	implementing our operational, financial and accounting systems, procedures and controls;

•	meeting the after sales service level requirements from operators or end users;

•	managing operations in multiple locations and multiple time zones;

•	customizing products for release in multiple languages and regions;

•	reducing our operating expenses as a percentage of revenues; and

•	managing global customer base.

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

We sell our products under our brand name, Axesstel. We use our brand name to compete in the fixed wireless telecommunications market. We have expended significant resources promoting our brand name, and we have three registered trademarks in the United States and have applied for and received a number of trademarks in developing countries where we sell our products. However, registration of our brand name trademark will not necessarily deter or prevent unauthorized use by others. If other companies, including our competitors, use our brand name, consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with our brand name. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline. If we identify an infringement of our brand or trademarks asserting a claim may be costly and time consuming.

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

Our Founder owns approximately 11% and ComVentures owns approximately 16% of our outstanding common stock; and each will be able to exert substantial influence over us and our major corporate decisions.

As of December 31, 2007, Mike H.P. Kwon, our Founder, owned approximately 11% and ComVentures owned approximately 16% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon and ComVentures, each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval.

This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company.

We have received notice from Amex that we are not in compliance with certain requirements for continued listing on the Amex exchange.

On March 5, 2008 we received notice from the American Stock Exchange (“Amex”) notifying us that the staff of the Amex Listing Qualifications Department has determined that Axesstel is not in compliance with Section 1003(a)(i) and Section 1003(a)(ii) of the Amex Company Guide for failure to maintain certain minimum shareholders equity. We have a right, on or before April 7, 2008, to submit a plan to Amex describing the actions that we have taken, and intend to take, in order to regain compliance with the listing standards before September 30, 2009. While we intend to submit a plan to Amex, no assurances can be given that Amex will accept our plan or continue to list our common stock on the Amex exchange. Furthermore, even if Amex accepts our plan for regaining compliance by September 30, 2009, if our operating results negatively deviate substantially from that plan, Amex can again take action to delist our common stock. If our common stock is delisted from Amex we would apply to have it trade on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. In addition, our common stock would become subject to the “penny stock” rules, which impose additional customer suitability and disclosure requirements on broker-dealers effecting transactions in common stock. These requirements would adversely affect the market liquidity of our common stock.

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

None.

ITEM 2.	PROPERTIES

We own no real property. Our corporate headquarters is located in San Diego, California, where we lease approximately 17,000 square feet of office space pursuant to a lease that expires in February 2011. Our principal research and development facility is located in the Gyeonggi Province of South Korea, where we lease approximately 30,000 square feet of office space pursuant to a ten-year lease that expires in August 2015.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is listed on the American Stock Exchange under the symbol “AFT.” The following table sets forth the high and low sales prices as reported by the American Stock Exchange for each period indicated.

	High	Low
Year Ended December 31, 2006
First Quarter	$2.00	$1.02
Second Quarter	1.85	1.08
Third Quarter	1.89	1.09
Fourth Quarter	2.58	1.57
Year Ended December 31, 2007
First Quarter	$2.24	$1.52
Second Quarter	1.84	1.24
Third Quarter	1.44	0.85
Fourth Quarter	1.15	0.19

On March 5, 2008 we received notice from the American Stock Exchange (“Amex”) notifying us that the staff of the Amex Listing Qualifications Department has determined that Axesstel is not in compliance with Section 1003(a)(i) and Section 1003(a)(ii) of the Amex Company Guide. Specifically, the Amex staff noted that our stockholder’s equity was less than $2,000,000 and losses from continuing operations and net losses were incurred in two out of our three most recent fiscal years, and that our stockholder’s equity was less than $4,000,000 and losses from continuing operations and/or net losses were incurred in three out of our four most recent fiscal years.

As a result, we have become subject to the procedures and requirements of Section 1009 of the Amex Company Guide. To maintain our Amex listing, we must submit a plan to Amex by April 7, 2008, advising Amex of action we have taken, or will take, to increase our stockholder’s equity to a level that would bring us into compliance with the continued listing standards identified above by September 7, 2009. We are preparing a plan bring us into compliance with such listing standards by September 7, 2009, through increased profitability based on our operating budget and supplemental financing, as necessary, from the sale of additional debt or equity securities. We intend to submit the plan to Amex on or before April 7, 2008.

Following its submission, the Amex Listings Qualifications Department will evaluate our plan and determine whether we have made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards by September 7, 2009. If the plan is accepted, we may be able to continue our listing during the plan period up to September 7, 2009, during which time we will be subject to periodic review to determine if we are making progress consistent with the plan. If we do not submit a plan, or if our plan is not accepted, or if our plan is accepted but we fail to make progress consistent with our plan, or we are not in compliance by September 7, 2009, we will be subject to delisting proceedings. Under Amex rules, we have the right to appeal any determination by Amex to initiate delisting proceedings.

Holders.

On February 29, 2008, the shareholders’ list for the Company’s common shares showed approximately 1,243 registered shareholders and 23,228,982 shares issued and outstanding.

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

Performance Graph.

The following graph compares the performance of the Company over the past five years with the performance of the Amex market index, the Nasdaq Telecommunications index and the RDG Technology Composite index.

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

Year Ended December 31, (in thousands, except income (loss) per share)	2007	2006	2005	2004	2003
STATEMENT OF OPERATIONS DATA:
Revenues	$82,435	$95,520	$94,666	$62,565	$11,544
Net income (loss)	$(9,024)	$(6,636)	$(10,201)	$(8,270)	$(2,609)
Basic earnings (loss) per share	$(0.39)	$(0.29)	$(0.51)	$(0.91)	$(0.41)
Diluted earnings (loss) per share	$(0.39)	$(0.29)	$(0.51)	$(0.91)	$(0.41)
Shares used in basic per share calculations	22,932	22,721	20,183	9,123	6,417
Shares used in diluted per share calculations	22,932	22,721	20,183	9,123	6,417

	2007	2006	2005	2004	2003
BALANCE SHEET DATA:
Cash and cash equivalents	$555	$3,709	$9,162	$7,525	$376
Total assets	$29,363	$52,721	$36,551	$24,991	$8,881
Long-term liabilities	$—	$3,069	$2,500	$2,629	$—
Total stockholders’ equity	$1,276	$9,498	$15,461	$3,124	$3,150

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our products have similar functionality to phones and modems that use the traditional landline telecommunications network; however, they are wireless devices and can be substituted for wired phones and modems. Most of our products sold to date have been based on CDMA (3G Code Division Multiple Access) technology developed by Qualcomm Incorporated. We are increasing our focus on new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies to enhance our product offering and expand our market. In addition to the introduction of GSM and GPRS based products, we have increased our focus on the development of data products, including broadband modems and 3G gateway devices, which represent an increasing percentage of our overall revenues

We currently sell our products to telecommunications operators in developing countries where large segments of the population do not have telephone service. To date our largest markets have been in Asia, EMEA, and Latin America, with our largest customers located in India and Venezuela. We ended the year with a total of 54 customers in 40 countries.

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

In the first quarter of 2004, we commenced large scale product manufacturing with our Taiwan-based manufacturing partner, Wistron NeWeb Corporation, or WNC. In the third quarter of 2005, WNC transitioned our production lines from Taiwan to mainland China to take advantage of lower production costs and better access to the China supply chain. WNC presently has two high speed production lines dedicated to high volume production, and the ability to add additional lines to match future capacity needs. We continue to work with WNC in sourcing components for our products in an effort to reduce costs, ensure the quality of the components we purchase and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders. We believe WNC provides flexibility and scalability to our manufacturing operations.

Recent Developments

We began 2007 with four key strategic goals:

•	stabilize revenues through customer and product diversity;

•	increase sales through localized sales teams,

•	expand our offerings of higher margin data products; and

•	achieve operating profitability.

We continued our efforts to diversify our customer base in 2007. We were successful in ending the year with 54 customers in 40 countries, and our customer base continues to expand. Our efforts to localize sales in EMEA produced significant results with revenues from that region increasing from $4.3 million in 2006 to $15.8 million in 2007. We continued to experience strong sales in Latin America with revenues for that region of $53.6 million in 2006 and $47.9 million in 2007. In addition, we experienced continued growth in our revenue from data products. Revenues from data products increased from $25.8 million in 2006 to $34.9 million in 2007. As a percentage of revenues, data products increased from 27% in 2006 to 42% in 2007.

Despite these efforts, we faced several operating challenges in 2007. We continue to experience significant customer concentration where two or three customers account for the majority of our sales in any period. While sales in EMEA and Latin America were solid, sales to Asia were substantially below our expectations, declining from $37.5 million in 2006 to $18.7 million in 2007. Customers in that region continue to be price sensitive, with average selling prices and potential profit margins decreasing substantially each year. During 2007, we were more conservative in our pricing, electing not to pursue bids where we did not see the opportunity for reasonable gross margins.

We began 2007 with strong revenue in the first and second quarter of $25.2 million and $28.0 million, respectively. However, third quarter revenue fell to $15.4 million primarily due to the decline in sales to customers in Asia. Two additional factors severely impacted our operations in the third and fourth quarters, as follows:

First, the Venezuelan government acquired control of that country’s telephone infrastructure in January 2007. In 2006 and continuing in 2007, Venezuela was our largest market. The transition did not have a substantial impact on orders. We continued to receive orders from our large customers in Venezuela. However, payments out of Venezuela were delayed on orders that we shipped in the first and second quarter. Those orders were made on open account terms and were not secured by a letter of credit or credit insurance. As a result, we were not able to finance those receivables and the delay in payment had a substantial impact on our working capital.

Second, we had engaged an investment banking firm to review potential acquisition candidates with proprietary technology and a data product portfolio. In the second quarter, we identified an acquisition target, and began negotiations for the acquisition. At the same time, we entered into negotiations on a financing that would provide capital for the acquisition and working capital for the combined operations. The working capital shortfall in the third quarter increased the amount of capital necessary to complete and finance the acquisition. Ultimately, we were not able to complete the acquisition, or the related financing.

Entering into the fourth quarter we again had substantial orders for products. However, as a result of our working capital shortfall, increased by the expenses of the unsuccessful acquisition and financing, we were substantially behind in payments to our contract manufacturers. WNC, our principal manufacturer, delayed delivery of products to us, and consequently to our customers, in the fourth quarter until we made substantial payments on our account with them. They also stopped purchasing long lead time inventory to manufacture our products. We established a payment plan with WNC. In December we collected most of our receivables from Venezuela allowing us to make substantial payments to WNC, but the shipment and purchasing delays impacted revenues for the quarter, which fell to $13.8 million. We ended the year with revenues of $82.4 million and a backlog of $23 million.

Outlook

As we enter 2008, we will continue our focus on our core strategic goals:

Customer diversity is critical to mitigating the risk of quarter to quarter volatility. We will continue to diversify our customer base and add new accounts. The addition of our GSM product line is opening new markets, particularly in Central and South America, where operators are predominantly on the GSM standard. We are also looking to supply our current customers with higher end data products as they roll out upgrades to their network infrastructure.

Our regional sales strategy has been successful in EMEA and we expect to continue that strategy. We are looking at establishing additional sales offices in that region. We have also placed a regional sales manager in Asia in an effort to increase sales in that region.

We expect to launch over a dozen new products in 2008. In mid February at the GSM Mobile World Congress, we introduced five newly redesigned GSM products, including dual band and quad band phones and terminals, which are available for purchase. These include basic models that deliver reliable, low cost solutions; cordless models which appeal to the growing number of consumers looking for a more convenient product; and our quad-band models which enable operators to buy one solution and use it in all of their GSM markets or redirect inventory as appropriate. We will be introducing advanced EVDO hi-speed data phones. We are expanding our broadband data lines to include EDGE, HSDPA and HSUPA modems, which we anticipate will be available in the second half of 2008.

We are addressing operating profitability in 2008 from both the revenue and expense side. On the revenue side, based on current backlog and anticipated growth in the wireless markets we serve, we expect revenues to return to, and exceed the levels reached in 2005 and 2006. The migration to higher margin data products is expected to accelerate, increasing gross margin. Finally at the end of 2007 we took a number of measures to reduce our operating expenses. We transitioned research and development of our lower margin phones to an outsourced design and manufacturing model. That is allowing us to reduce our internal engineering and support resources as well as lease expenses. We expect these changes to reduce operating expenses in 2008 by approximately $3 million.

Increasing our working capital will also be a key goal for 2008. Although we collected a substantial portion of our accounts receivable in the last weeks of 2007, the operating loss for the year has reduced our working capital position. At the outset of 2008, we entered into a distributor agreement that will enable us to secure financing on our orders to Venezuela. We have also established new working capital lines of credit with Wells Fargo that will allow us to borrow against backed letters of credit and credit insured accounts receivable. We expect these facilities, along with the reduction in operating expenses described above, to provide sufficient working capital to continue operations in accordance with our current business plan. However, we do not have sufficient working capital resources to offset extraordinary expenses or a substantial decline in operating income.

For that reason we do anticipate seeking additional debt or equity financing during 2008. See “Liquidity and Capital Resources” below.

Overall, we expect revenue in 2008 to exceed $100 million, up from $82.4 million in 2007. We expect data products will contribute more than $60 million in revenues in 2008, up from $34.9 million in 2007, and to exceed phone revenues for the first time on an annualized basis. We continue to strive towards profitability based on an increase in revenues, adjustment in product mix, and streamlining of operating expenses that was implemented at the end of 2007. Although we realize profitability is highly dependent on product and customer mix, and anticipate we may not be profitable every quarter, we are committed to achieving profitability for the year.

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

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the year ended December 31, 2007, approximately 69% of our revenues were derived from three customers, whose orders represented 32%, 20% and 17% of revenues, respectively.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our board of directors, we have identified the following accounting policies that we believe are key to an understanding of our financial statements. These accounting policies require management’s subjective judgments.

Revenue Recognition and Warranty Reserve

Revenues from product sales are recognized when the risks of ownership and title are transferred to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin, or SAB, No. 101 “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risks of ownership and title pass when product is received by the customer’s freight forwarder. If and when products are returned, we normally exchange them or provide credits to the customer. The returned products in turn are shipped back to the third party manufacturer and we are issued a credit or exchange from the manufacturer. At December 31, 2007, management concluded that no sales return allowance was needed.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of goods sold. During the year ended December 31, 2007, warranty costs amounted to approximately $524,000 and, as of December 31, 2007, we established a warranty reserve of $460,000 to cover additional service costs over the life of the warranty. All products are tested by quality inspection prior to shipment and we have historically experienced a minimum level of defective units.

Sales Returns and Accounts Receivable Allowance

We extend credit based on evaluation of the customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At December 31, 2007, management determined that an allowance of $125,000 was necessary.

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

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. During the year ended December 31, 2007, we determined that our goodwill was impaired and wrote off the carrying value of approximately $386,000. Management concluded that no other long-lived assets were impaired.

Our intangible assets consist mainly of our license fee agreements, which we amortize over a three to ten year life.

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

	Year Ended December 31,
($ in thousands)	2007		2006		2005
Revenues	$82,435	100.0%	$95,519	100.0%	$94,666	100.0%
Cost of goods sold	64,849	78.7%	80,245	84.0%	84,415	89.2%

Gross margin	17,586	21.3%	15,274	16.0%	10,251	10.8%

Operating expenses:
Research and development	7,090	8.6%	5,878	6.2%	5,512	5.8%
Selling, general and administrative	18,850	22.9%	15,233	15.9%	12,416	13.1%
Impairment of assets	386	0.4%	1,065	1.1%	—	—%

Total operating expenses	26,326	31.9%	22,176	23.2%	17,928	18.9%

Operating loss	(8,740)	(10.6)%	(6,902)	(7.2)%	(7,677)	(8.1)%
Other income (expense), net	(284)	(0.3)%	266	0.3%	(476)	(0.5)%

Loss before income taxes	(9,024)	(10.9)%	(6,636)	(6.9)%	(8,153)	(8.6)%
Income tax provision	—	—%	—	—%	2,048	2.2%

Net loss	$(9,024)	(10.9)%	$(6,636)	(6.9)%	$(10,201)	(10.8)%

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

General

We finished 2007 with revenues of $82.4 million and a net loss of $9 million. Revenues were strong in the first two quarters of the year, amounting to $25.2 million and $28.0 million, respectively. However orders fell during the third quarter, due in substantial part to a decline in sales to Asia, and revenues for the period dropped to $15.4 million. Working capital and manufacturing issues, discussed below, impacted fourth quarter revenues which dropped to $13.8 million.

In addition to the decline in orders for the third quarter, two additional factors impacted our operations for the second half of the year. First, payments out of Venezuela were delayed on orders that we shipped in the first and second quarter. Those orders were made on open account terms; they were not secured by a letter of credit or credit insurance. As a result, we were not able to finance those receivables and the delay in payment had a substantial impact on our working capital. Second, in the second quarter we identified an acquisition target, and began negotiations for the acquisition of a company in the machine to machine data space. At the same time, we entered into negotiation on a financing that would provide capital for the acquisition and working capital for the combined operations. The working capital shortfall in the third quarter increased the amount of capital necessary to complete and finance the acquisition. Ultimately, we were not able to complete the acquisition, or the related financing.

Costs incurred in connection with the failed acquisition and financing were expensed in the third quarter. In order to augment our working capital, we entered into a financing arrangement in the third quarter to finance certain of our accounts receivable in Venezuela. Those accounts receivables and the financing facility were repaid in the fourth quarter and all interest and related charges incurred in connection with that financing recognized at that time.

In connection with our strategic shift to focus internal research and development on higher margin data products, we initiated outsourced design and manufacturing operations for certain of our lower end phone products. In the fourth quarter, we restructured some of our engineering and administrative resources, reducing operating expenses. We also experienced a management change which resulted in severance expense. The costs associated with the reduction in headcount and change in management were expensed in the fourth quarter.

Revenues

For the year ended December 31, 2007, revenues were $82.4 million compared to $95.5 million for the year ended December 31, 2006, representing a 14% decrease. In 2007, our revenues were derived principally from three customers, which together represented 69% of revenues, and individually represented 32%, 20%, and 17% of revenues, respectively. In 2006, our revenues were derived principally from three customers, which together represented 57% of revenues, and individually represented 24%, 19%, and 14% of revenues, respectively. Our revenues for the year ended December 31, 2007 consisted of 53% for phone products, 4% for terminal products and 42% for broadband modem products. For the year ended December 31, 2006, our revenues consisted of 71% for phone products, 2% for terminal products and 27% for broadband modem products. Although phone revenue decreased significantly in 2007, revenues increased substantially for broadband modem products.

Our objective is to expand our product portfolio for broadband modem products in 2008, as well as to expand our customer base to reach new customers and new regions. We continue to expect that most of our sales will be to foreign customers or for products to be used in foreign countries. As we grow, we expect to become less dependent on a limited concentration of customers.

Cost of Goods Sold

For the year ended December 31, 2007, cost of goods sold was $64.8 million compared to $80.2 million for the year ended December 31, 2006, a decrease of 19%. The decrease to cost of goods sold reflects the decrease in revenues in the comparable periods, and the product mix shift from 27% modem revenue content in 2006 to 42% modem revenue content in 2007, as we typically experience higher average selling prices on our data product line. Our cost of materials declined on a per unit basis in 2007 as we were able to re-engineer our products to take advantage of cost efficient alternate parts, and reduce prices with our suppliers. In 2006 and continuing into 2007, most of our products were manufactured by one vendor.

We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our vendor will be able to further decrease its costs as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin

For the year ended December 31, 2007, gross margin as a percentage of revenues was 21% compared to 16% for the year ended December 31, 2006. The gross margin percentages increase was mainly the result of favorable product mix from our data products during the comparative periods, as we typically experience higher margins from our data products than from our phone products.

We expect demand for our data products to remain strong in 2008, and expect the annual gross margins as a percentage of revenue to remain in the low twenties. However, margins may fluctuate on an individual quarterly basis due to customer and product mix, as well as other factors.

Research and Development

For the year ended December 31, 2007, research and development expenses were $7.1 million compared to $5.9 million for the year ended December 31, 2006, an increase of 21%.This increase was mainly attributable to increases in outside certification test fees and outside development of prototype products in the development of both our phone and data products. As a percentage of revenues, research and development for the year ended December 31, 2007 were 9% compared to 6% in the year ended December 31, 2006.

We are presently spending much of our research and development funds on the development of our next generation data products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. As we continue the development focus for our data products, we will enact cost reduction programs to lower the cost in the development of our phone products, including a strategy to outsource most of the future development for these products. We expect our expenditures to increase for the development of our data products in 2008, but be offset by cost reductions in the development of our phone products. Accordingly, we expect our research and development expenditures to remain stable for 2008, but to reduce as a percent of revenue in 2008.

Selling, General and Administrative

For the year ended December 31, 2007, selling, general and administrative expenses were $18.9 million compared to $15.2 million for the year ended December 31, 2006, an increase of 24%. This increase was mainly due to the increase of internal/external sales commissions of approximately $1.1 million, increases of legal and professional fees associated with financings and a failed acquisition attempt of $1.2 million, and the increase of other operating expenses of $1.4 million. As a percentage of revenue, selling, general and administration expenses increased to 23% in 2007 from 16% in 2006.

At the end of 2007 we increased our focus on outsource design and manufacturing for certain of our products. We also reduced headcount in certain areas. However, severance and termination costs offset any savings from the reduction in staff. Looking to 2008, we expect our selling, general and administrative expenses to increase with the anticipated increase in revenues, but to decrease as a percentage of revenues.

Impairment of Assets

For the year ended December 31, 2007, an impairment charge of approximately $386,000 million was charged to operating expenses related to goodwill from December 2002 acquisition of Entatel. For the year ended December 31, 2006, an impairment charge of $1.1 million was charged to operating expenses related to production equipment from our closed down manufacturing operations in Korea.

Other Income (Expense)

For the year ended December 31, 2007, other income (expense) was a net expense of approximately $284,000. This amount included interest and other income of $1.4 million, offset by approximately $1.7 million of interest and other expense associated from debt and financing activities. The majority of the $1.4 million other income benefit was derived from the amendment of a license agreement that reversed a license fee amortization previously recorded of $1.3 million. For the year ended December 31, 2006, other income (expense) was a net benefit of approximately $266,000. This amount included interest and other income of $1.0 million, offset by approximately $772,000 of expense associated from debt and financing activities. The majority of the $1.0 million other income benefit was derived from the sale of 392,156 shares of Ubistar common stock, formerly known as Axess Telecom, an unrelated third party. The 392,156 shares of Ubistar common stock were acquired as part of a litigation settlement in 2004.

In 2008, we expect interest and other expenses to be similar to the amount experienced in 2007 based on expected debt levels.

Provision for Income Taxes

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

Net Loss

For the year ended December 31, 2007, net loss was $9.0 million compared to a net loss of $6.6 million for the year ended December 31, 2006.

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

Liquidity and Capital Resources

At December 31, 2007, our principal sources of liquidity included cash and cash equivalents of $555,000 compared to $3.7 million at December 31, 2006. In addition, at December 31, 2007, accounts receivable were $20.8 million, compared to $39.0 million at December 31, 2006. At December 31, 2007, we had negative working capital of $2.9 million compared to working capital of $6.2 at December 31, 2006.

For the year ended December 31, 2007, we generated $10.2 million of cash from operations which was derived from the cash net loss of approximately $7.9 million (net loss offset by non-cash adjustments for the write-off of stock-based compensation, discount on a note, asset impairment, receivable and inventory provisions, and depreciation and amortization) and changes in operating assets and liabilities of $18.0 million.

Investment activities used approximately $462,000 of cash during the year ended December 31, 2007, primarily for the acquisition of software and equipment offset by payments made on a note receivable. As of December 31, 2007, we do not have any significant commitments for capital expenditures.

During the year ended December 31, 2007, cash used by financing activities amounted to $12.7 million, as we repaid $13.1 million of bank financing from December 31, 2006, and received new bank financing of $490,000.

We have experienced losses from operations since 2004. The proceeds from our 2005 secondary public offering provided the working capital necessary to fund the operating losses. We also structured our supply and customer relationships to minimize our working capital requirements. Under the terms of our manufacturing agreements, our contract manufacturers acquire components and manufacture finished goods to our specifications; minimizing our investment in inventory. Where possible we require our customers to provide a letter of credit to secure their purchase orders. We then financed those accounts receivables through commercial banking arrangements.

Commencing in 2007 our sales shifted from predominantly Asian countries, where commercial practices use letters of credit, to Latin American countries, where standard commercial terms are open accounts. Our largest account in 2007 was a customer in Venezuela, which does not provide letters of credit and for which we could not obtain credit insurance or secure accounts receivable financing. Selling product on open account increases our working capital requirements as we may be called upon to pay our manufacturers before we receive payment from our customers. This problem was compounded when the Venezuelan government’s exchange control arm, CADIVI, substantially delayed payments in 2007.

The delay in payment caused us to fall behind in payments to our contract manufacturer. By the end of the third quarter WNC our primary contract manufacturer began withholding shipments and stopped ordering long lead time parts. In October, 2007 we entered into an agreement with Centurion capital, pursuant to which we borrowed $5.6 million from Centurion secured by certain of our accounts receivable in Venezuela. We subsequently collected the accounts receivable and repaid the Centurion promissory note in 2007.

Since the beginning of the year in 2008, we have entered into several arrangements to address our working capital needs:

•

In January 2008, we entered into a distribution agreement with Brightstar Corporation to sell our products in Venezuela. Under the terms of the distribution agreement our customers submit their purchase orders to Brightstar. Brightstar then submits a purchase order to us, secured by a letter of credit. We can secure accounts receivable financing for the account receivable to Brightstar. Brightstar assumes the credit risk of the customer in Venezuela. Under this arrangement Brightstar receives a commission for accommodating the sale. This arrangement allows us to secure commercial financing for the receivable that covers product being sold to Venezuela.

•

We also entered into a loan transaction with Brightstar; we borrowed $5 million from Brightstar pursuant to the terms of a promissory note dated January 25, 2008. Our repayment obligations under the promissory note are secured by certain of our accounts receivable from customers in Venezuela. The promissory note bears interest at a rate of 2 percent per month subject to a minimum of 10% interest. Repayment of principal is due on the earlier of collection of the accounts receivable that secure the note, or one year from the date of issuance. The proceeds of the note were used to make payment to WNC on our delinquent account with the contract manufacturer.

•

In January 2008, we entered into two new commercial credit agreements with affiliates of Wells Fargo Bank. One of the credit arrangements provides working capital financing for our accounts receivable which are secured by credit insurance. The other provides working capital financing for our accounts receivable which are secured by letters of credit.

Currently, our working capital is derived from operations. Our only sources of borrowing are our lines of credit with Wells Fargo Bank, which are secured by that portion of our accounts receivable which are either credit insured or secured by a letter of credit. We intend to use this working capital financing to continue to fulfill orders for our products. For 2007 our gross margin from product sales was 21% of revenues. We anticipate that gross margin will be in the low twenties for 2008. Accordingly we are currently relying on gross margin from increased product sales to cover our operating expenses. If we fail to generate sufficient product sales we will not generate sufficient gross margin to cover our operating expenses.

We intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

Because of our continuing net losses and our negative working capital position, our independent auditors, in their report on our financial statements for the year ended December 31, 2007 expressed substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commitments

As of December 31, 2007, we had no off-balance sheet arrangements. The following summarizes our contractual obligations at December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term bank financing	$490	$490	$—	$—	$—
Operating leases (facilities)	2,396	528	1,084	375	409

Total	$2,886	$1,018	$1,084	$375	$409

We have entered into an employment agreement with H. Clark Hickock that provides for severance payments if he is terminated without cause. Consequently, if we had released Mr. Hickock without cause as of December 31, 2007, the severance expense due would be valued at approximately $260,000.

We entered into a non-cancelable operating lease for approximately 17,000 square feet of office space for our corporate headquarters and United States operations. The lease term is 67 months that expires in February 2011 with a 5-year option to renew. The basic monthly rent ranges from $30,000 to $34,000 during the remainder of the 67-month period.

Our principal research and development facility is located in the Gyeonggi Province of South Korea, where we lease approximately 30,000 square feet of office space pursuant to a ten-year lease that expires in August 2015. For 2008, annual rent is approximately $172,000. Annual rent after 2008 is subject to adjustment, based on market conditions.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, which was previously referred to as the minority interest, and also establishes standards of accounting for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. Early adoption is prohibited. We do not believe the effect of SFAS No. 160 will affect our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations”. SFAS No. 141R replaces SFAS 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. This statement applies prospectively to business combinations for which the acquisition dates are on or after the start of the first year beginning on or after December 15, 2008. Early adoption is prohibited. We do not believe the effect of SFAS No. 160 will affect our consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Interest rates from our bank credit facility are based on LIBOR and Wells Fargo’s Prime Rate at the time our receivables are financed. These rates float as market conditions change, and as such, future financings are subject to market risk. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At December 31, 2007, we had approximately $555,000 in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at December 31, 2007, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the year ended December 31, 2007, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from WNC in China. To mitigate the effects of currency fluctuations on the Company’s results of operations, all revenue from our international transactions and all products purchased from WNC were denominated in US dollars.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, the design and operation of such disclosure controls and procedures were effective.

(b) Management’s Annual Report on Internal Controls over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) Changes In Internal Controls Over Financial Reporting. No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

(d) Limitations On Disclosure Controls And Procedures. Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2007, our disclosure controls were effective at that “reasonable assurance” level. Our management, including our Chief Executive Officer and Chief Financial

Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption “Certain Information with Respect to Executive Officers,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Compliance with Section 16(a) of the Exchange Act,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

(d) Code of Ethics. The information under the caption “Code of Ethics” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

(e) Audit Committee. The information under the caption “Information Regarding the Board and its Standing Committees,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Relationships and Related Transactions and Director Independence,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Principal Accountant Fees and Services,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Axesstel, Inc.

The audits referred to in our report dated March 21, 2008 relating to the consolidated financial statements of Axesstel, Inc., which is contained in Item 8 of this Form 10-K included the audit of the amounts in the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ Gumbiner Savett Inc.
GUMBINER SAVETT INC.

Santa Monica, California

March 21, 2008

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedules immediately following the signature page to this report on Form 10-K.

2. Index to Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2007, 2006 and 2005 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

Schedule
Schedule II—Valuation and Qualifying Accounts

SCHEDULE II

AXESSTEL, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2006 and 2005 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Sales Returns and Doubtful Accounts:
December 31, 2007	$997	$125	$997	$125
December 31, 2006	500	497	—	997
December 31, 2005	—	500	—	500
Warranty Reserve:
December 31, 2007	463	521	524	460
December 31, 2006	558	365	460	463
December 31, 2005	183	516	141	558
Reserve for Excess Obsolete Inventories:
December 31, 2007	195	80	—	275
December 31, 2006	—	195	—	195
December 31, 2005	—	—	—	—

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

AXESSTEL, INC.
By:	/s/ H. CLARK HICKOCK
H. Clark Hickock
Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints H. Clark Hickock and Patrick Gray, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. CLARK HICKOCK H. Clark Hickock	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2008

/s/ PATRICK GRAY Patrick Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2008

/s/ BRYAN B. MIN Bryan B. Min	Chairman of the Board	March 28, 2008

/s/ JAI BHAGAT Jai Bhagat	Director	March 28, 2008

/s/ OSMO A. HAUTANEN Osmo A. Hautanen	Director	March 28, 2008

/s/ SEUNG TAIK YANG Seung Taik Yang	Director	March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Axesstel, Inc.

We have audited the consolidated balance sheets of Axesstel, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axesstel, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years ended December 31, 2007, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has incurred substantial recurring losses from operations, the Company’s current liabilities exceed its current assets, and the Company may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”, applying the modified prospective method at the beginning of the year ended December 31, 2006.

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.

March 21, 2008

Santa Monica, California

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$555,301	$3,708,909
Accounts receivable, less allowance for sales returns and doubtful accounts of $125,000 and $997,000 at December 31, 2007 and 2006	20,801,710	39,008,789
Inventory	2,535,433	2,525,885
Prepayments and other current assets	1,295,697	2,612,340

Total current assets	25,188,141	47,855,923

Property and equipment, net	1,694,493	1,905,386

Other assets:
License, net	1,609,304	2,836,392
Goodwill	—	385,564
Other, net	871,059	1,206,309

Total other assets	2,480,363	4,428,265

Total assets	$29,362,997	$54,189,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,619,976	$20,979,968
Bank financing	490,000	13,127,450
Accrued commissions	1,645,099	2,077,430
Accrued royalties	767,000	2,994,000
Accrued warranties	460,000	463,000
Accrued expenses and other current liabilities	2,105,085	1,980,432

Total current liabilities	28,087,160	41,622,280

Long-term liabilities	—	3,068,940

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001; Authorized 50,000,000 shares; 23,228,982 and 22,866,266 shares issued and outstanding at December 31, 2007 and 2006, respectively	2,323	2,287
Additional paid-in capital	38,939,603	38,014,050
Accumulated other comprehensive income	5,472	129,443
Accumulated deficit	(37,671,561)	(28,647,426)

Total stockholders’ equity	1,275,837	9,498,354

Total liabilities and stockholders’ equity	$29,362,997	$54,189,574

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007	2006	2005
Revenues	$82,435,385	$95,519,674	$94,665,711
Cost of goods sold	64,849,155	80,245,405	84,414,640

Gross margin	17,586,230	15,274,269	10,251,071

Operating expenses
Research and development	7,089,665	5,877,846	5,511,719
Selling, general and administrative	18,851,408	15,233,668	12,415,808
Impairment of assets	385,564	1,064,771	—

Total operating expenses	26,326,637	22,176,285	17,927,527

Operating loss	(8,740,407)	(6,902,016)	(7,676,456)

Other income (expense)
Interest income and other income	1,399,679	1,037,750	420,409
Interest expense and other expense	(1,683,407)	(771,952)	(896,945)

Total other income (expense)	(283,728)	265,798	(476,536)

Loss before income tax provision	(9,024,135)	(6,636,218)	(8,152,992)
Income tax provision	—	—	2,048,182

Net loss	(9,024,135)	(6,636,218)	(10,201,174)

Loss per share
Basic	$(0.39)	$(0.29)	$(0.51)

Diluted	$(0.39)	$(0.29)	$(0.51)

Weighted average shares outstanding
Basic	22,931,750	22,721,122	20,182,856
Diluted	22,931,750	22,721,122	20,182,856

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2004	11,253,466	$1,125	$15,757,532	$(779,483)	$(45,614)	$(11,810,034)	$3,123,526
Stock issued for cash	5,484,979	$549	$20,632,463	$—	$—	$—	$20,633,012
Offering costs	—	—	(2,665,220)	—	—	—	(2,665,220)
Stock issued for exercise of warrants and options	4,807,992	480	1,304,967	—	—	—	1,305,447
Stock issued for employee compensation	10,000	1	37,999	—	—	—	38,000
Stock issued to Board of Directors	90,000	8	141,290	—	—	—	141,298
Debt converted into common stock	897,152	90	2,689,910	—	—	—	2,690,000
Unearned compensation	—	—	—	286,970	—	—	286,970
Cumulative translation adjustment	—	—	—	—	109,416	—	109,416
Net loss	—	—	—	—	—	(10,201,174)	(10,201,174)

Balances at December 31, 2005	22,543,589	$2,253	$37,898,941	$(492,513)	$63,802	$(22,011,208)	$15,461,275

Stock issued for exercise of options	297,677	$31	$171,540	$—	$—	$—	$171,571
Stock issued for employee compensation	10,000	1	11,499	—	—	—	11,500
Stock issued to Board of Directors	15,000	2	20,998	—	—	—	21,000
Stock-based compensation	—	—	142,295	—	—	—	142,295
Unearned compensation	—	—	(231,223)	492,513	—	—	261,290
Cumulative translation adjustment	—	—	—	—	65,641	—	65,641
Net loss	—	—	—	—	—	(6,636,218)	(6,636,218)

Balances at December 31, 2006	22,866,266	$2,287	$38,014,050	$—	$129,443	$(28,647,426)	$9,498,354

Stock issued for exercise of options	7,716	$—	$2,006	$—	$—	$—	$2,006
Stock issued for employee compensation	10,000	1	15,499	—	—	—	15,500
Stock issued to Board of Directors	20,000	2	30,998	—	—	—	31,000
Stock issued for cash	325,000	33	308,717	—	—	—	308,750
Stock-based compensation	—	—	430,809	—	—	—	430,809
Unearned compensation	—	—	137,524	—	—	—	137,524
Cumulative translation adjustment	—	—	—	—	(123,971)	—	(123,971)
Net loss	—	—	—	—	—	(9,024,135)	(9,024,135)

Balances at December 31, 2007	23,228,982	$2,323	$38,939,603	$—	$5,472	$(37,671,561)	$1,275,837

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(9,024,135)	$(6,636,218)	$(10,201,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,907,008	2,798,775	3,094,826
License fee amortization reversal	(1,333,333)	—	—
Asset impairment	385,564	1,064,771	—
Stock-based compensation	614,833	153,795	38,000
Discount on note	391,235	—	—
Provision for sales returns and losses on accounts receivable	(871,715)	496,715	500,000
Provision for inventory obsolescence	80,490	194,510
Deferred tax assets	—	—	1,900,000
(Increase) decrease in:
Accounts receivable	19,078,794	(25,809,423)	(5,419,741)
Inventories	(90,038)	593,624	(3,314,019)
Prepayments and other current assets	1,331,198	900,188	155,406
Other assets	(852,685)	(224,828)	(673,286)
Increase (decrease) in:
Accounts payable	1,370,008	10,900,699	(5,611,947)
Accrued expenses and other liabilities	(2,836,618)	5,343,931	(1,135,626)

Total adjustments	19,174,741	(3,587,243)	(10,466,387)

Net cash provided by (used in) operating activities	10,150,606	(10,223,461)	(20,667,561)

Cash flows from investing activities:
Proceeds from note receivable	294,741	54,856	—
Acquisition of property and equipment	(757,055)	(1,409,650)	(2,987,849)

Net cash used in investing activities	(462,314)	(1,354,794)	(2,987,849)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	310,756	171,571	19,273,237
Proceeds from bank financing	490,000	13,127,450	7,239,000
Repayment of bank financing	(13,127,450)	(7,239,000)	(1,330,000)
Proceeds from borrowings	5,190,250	—	—
Repayment of borrowings	(5,581,485)	—	—

Net cash provided by (used in) financing activities	(12,717,929)	6,060,021	25,182,237

Cumulative translation adjustment	(123,971)	65,641	109,416

Net increase (decrease) in cash and cash equivalents	(3,153,608)	(5,452,593)	1,636,243

Cash and cash equivalents at beginning of year	3,708,909	9,161,502	7,525,259

Cash and cash equivalents at end of year	$555,301	$3,708,909	$9,161,502

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,654,681	$540,513	$333,824
Income tax	$—	$—	$213,063

Supplemental disclosures of non-cash investing and financing activities:

During 2007, we entered into the following transactions:

•

We reversed capitalized license costs and a long-term contingent liability associated with the 2005 expanded CDMA license of $2,500,000. The license and related fee was amended in 2007 and there is no contingent liability based on certain milestones being achieved.

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

•	We recorded capitalized license costs and a long-term liability associated with an expanded CDMA license of $2,500,000. The liability was contingent on certain milestones being achieved.

•	We issued 135,000 shares of common stock to members of the Company’s Board of Directors and cancelled 45,000 shares. Combined, these shares are valued at $141,300.

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Axesstel, Inc. (“we”, “Axesstel” or the “Company”) designs, develops, manufactures and markets fixed wireless voice and broadband data products for worldwide telecommunications. We sell our products to telecommunications service providers in developing countries. The product portfolio includes fixed wireless desktop phones, payphones, voice/data terminals, broadband modems, and 3G gateway devices for access to voice calling and high-speed data services.

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

Accounts Receivable

We extend credit based on evaluation of the customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At December 31, 2007 and December 31, 2006, the allowance for sales returns and doubtful accounts was $125,000 and $997,000, respectively.

Inventories

Inventories are stated at the lower of cost or market. We review the components of the inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. Management concluded that an inventory reserve of approximately $275,000 and $195,000 was needed as of December 31, 2007 and December 31, 2006, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery and equipment	3 to 7 years
Office furniture and equipment	3 to 7 years
Software	3 years
Leasehold improvements	Life of lease, or useful life if shorter

License

License includes the costs of a non-exclusive worldwide software technology license which allows us to manufacture both fixed wireless and mobile CDMA, WCDMA, HSDPA and HSUPA based products and to sell and/or distribute them worldwide. The license has no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic life of the license, which management has estimated ranges from three to ten years.

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

SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. Our engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, we expense all research and development activities performed up to the commencement of the manufacturing process and have not capitalized any software costs as of December 31, 2007 and December 31, 2006. Engineering product maintenance costs incurred after the commencement of the manufacturing process are expensed as incurred.

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

During the year ended December 31, 2007, we determined that our goodwill was impaired and wrote off the carrying value of approximately $386,000. In the year ended December 31, 2006, we recorded an impairment charge of $1.1 million for long-lived assets associated with the closure of our Korean manufacturing location prior to the sale of those assets.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At December 31, 2007 and 2006, the allowance for sales returns and doubtful accounts was $125,000 and $997,000, respectively.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units are included in the cost of goods sold and recorded when revenue is recognized. All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the year ended December 31, 2007, warranty costs amounted to approximately $524,000 and, as of December 31, 2007, we have established a warranty reserve of approximately $460,000 to cover additional service costs over the life of the warranties. During the year ended December 31, 2006, warranty costs amounted to approximately $365,000 and, as of December 31, 2006, we had established a warranty reserve of $463,000 to cover additional service costs over the life of the warranties.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Consolidated Financial Statements as of the years ended December 31, 2007 and December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R, except for disclosures for comparative purposes.

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

As a result of adopting SFAS 123(R), our net loss for the year ended December 31, 2007 and December 31, 2006 is approximately $431,000 and $142,000 greater respectively, than if we had continued to account for share-based compensation under APB 25. As a result of adopting SFAS 123(R), basic and diluted loss per share for the years ended December 31, 2007 and December 31, 2006, was reduced by $0.02 and $0.01 per share, respectively.

Compensation Costs

Results of operations for the years ended December 31, 2007, 2006 and 2005 include stock-based compensation costs of approximately $615,000, $154,000, and $38,000, respectively. Following is a summary of stock-based compensation costs, by income statement classification (in thousands):

	Years ended December 31,
	2007	2006	2005
Research and development	$94	$—	$—
Selling, general and administrative	521	154	38

Total	615	154	38

Tax effect on share-based compensation	—	—	—

Net effect on net income	$615	$154	$38

Effect on earnings per share:
Basic	$0.03	$0.01	$0.00
Diluted	$0.03	$0.01	$0.00

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

The following weighted-average assumptions were utilized for the calculations during each period:

	Years ended December 31,
	2007	2006	2005
Expected life (in years)	6.00	6.00	6.00
Expected volatility	65%	68% to 84%	54% to 70%
Weighted average volatility	65%	75%	62%
Forfeiture rate	12%	12%	—
Risk-free interest rate	4.76%	4.30% to 4.99%	6.0%
Expected dividend yield	—	—	—

Adjusted net loss information

If we had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for stock option awards consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be adjusted to the pro forma amounts indicated below:

Year Ended December 31
2005
Net loss, as reported	$(10,201,174)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,797,675)

Pro forma net loss	$(12,998,849)

Loss per share:
Basic—as reported	$(0.51)
Basic—pro forma	$(0.64)
Diluted—as reported	$(0.51)
Diluted—pro forma	$(0.64)

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

Earnings (loss) per Share

We utilize SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common shares equivalents are included because their effect would be anti-dilutive. For the years ended December 31, 2007, 2006 and 2005, 3,389,058; 4,581,274 and 3,484,976 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net loss attributable to common stockholders	$(9,024,135)	$(6,636,218)	$(10,201,174)
Denominator:
Denominator for basic net income per share—weighted average shares	22,931,750	22,721,122	20,182,856
Effect of dilutive securities:
Stock options and warrants	—	—	—

Dilutive potential common stock	—	—	—

Denominator for diluted income per share—adjusted weighted average shares	22,931,750	22,721,122	20,182,856
Basic loss per share	$(0.39)	$(0.29)	$(0.51)

Diluted loss per share	$(0.39)	$(0.29)	$(0.51)

Foreign Currency Exchange Gains and Losses

Our reporting currency is the U.S. dollar. The functional currency of our foreign subsidiary is the Korean won. Our subsidiary’s assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of cumulative other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are recorded in the statements of operations as a component of other income (expense).

Comprehensive Income

We adopted SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is as follows:

	Years Ended December 31,
	2007	2006	2005
Net loss	$(9,024,135)	$(6,636,218)	$(10,201,174)
Other comprehensive loss:
Foreign currency translation adjustment	(123,971)	65,641	109,416

Comprehensive loss	$(9,148,106)	$(6,570,577)	$(10,091,758)

Certain Risks and Concentrations

We extend credit based on evaluation of the customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Based on our risk assessment, at December 31, 2007 and December 31, 2006, the allowance for sales returns and doubtful accounts was approximately $125,000 and $997,000, respectively. Significant management judgment is required to determine the allowance for sales return and doubtful accounts.

Our products include components subject to rapid technological change. Significant technological change could adversely affect our operating results and subject us to product obsolescence. We have return privileges with many of our suppliers and other ongoing programs to minimize the adverse effects of technological change.

During 2007, 69% of our revenues were from three customers, comprised of 32%, 20% and 17%. At December 31, 2007, the amounts due from such customers were $864,000, $11.1 million, and $3.2 million, respectively, which were included in accounts receivable. During 2007, 60% of our revenues were from Venezuela and India, comprised of 43% and 17%, respectively. At December 31, 2007, the amounts due from customers in such countries were $10.5 million and $3.2 million, respectively. During 2007, we purchased the majority of our products from one manufacturer. At December 31, 2007, the amount due to this manufacturer was $20.0 million.

During 2006, 57% of our revenues were from three customers, comprised of 24%, 19% and 14%. At December 31, 2006, the amounts due from such customers were $15.2 million, $8.6 million and $5.1 million, respectively, which were included in accounts receivable. During 2006, we purchased the majority of our products from one manufacturer. At December 31, 2006, the amount due to this manufacturer was $9.5 million.

During 2005, 80% of our revenues were from two customers, comprised of 59%, and 21%. At December 31, 2005, the amounts due from such customers were $6.7 million and $4.5 million, respectively, which were included in accounts receivable. During 2005, we purchased the majority of our products from one manufacturer. At December 31, 2005, the amount due to this manufacturer was $7.5 million.

As of December 31, 2007, we maintained assets of approximately $4.8 million at locations in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt our operations.

Shipping and handling expenses

We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to approximately $1.7 million, $3.0 million, and $71,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 presentation.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect SFAS No. 157 to have a material impact on our financial position, operations or cash flows.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, which was previously referred to as the minority interest, and also establishes standards of accounting for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. Early adoption is prohibited. We do not believe the effect of SFAS No. 160 will affect our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations”. SFAS No. 141R replaces SFAS 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. This statement applies prospectively to business combinations for which the acquisition dates are on or after the start of the first year beginning on or after December 15, 2008. Early adoption is prohibited. We do not believe the effect of SFAS No. 160 will affect our consolidated financial position, results of operations or cash flows.

2. LIQUIDITY AND GOING CONCERN

We have experienced losses from operations since 2004. The proceeds from our 2005 secondary public offering provided the working capital necessary to fund the operating losses through 2007. We also structured our supply and customer relationships to minimize our working capital requirements. Under the terms of our manufacturing agreements, our contract manufacturers acquire components and manufacture finished goods to our specifications, minimizing our investment in inventory. Where possible, we require our customers to provide a letter of credit to secure their purchase orders. We then finance those accounts receivables through commercial banking arrangements.

Commencing in 2007 our sales shifted from predominantly Asian countries, where commercial practices use letters of credit, to Latin American countries, where standard commercial terms are open accounts. Our largest account in 2007 was a customer in Venezuela, which does not provide letters of credit and for which we could not obtain credit insurance or secure accounts receivable financing. Accordingly, we could not borrow against our accounts receivable from this customer to pay our contract manufacturer for costs of goods sold. This problem was compounded when the Venezuelan government’s exchange control arm, CADIVI, substantially delayed payments in 2007. The delay in payment caused us to fall behind in payments to our contract manufacturer, who imposed shipment delays and stopped ordering long lead time parts in the fourth quarter.

By the end of 2007, we had collected a substantial portion of our accounts receivable. Following the end of the year, we entered into additional arrangements to augment our working capital. However, each of these arrangements is based on borrowing against our accounts receivable.

We finished the year ended December 31, 2007 with cash and cash equivalents of approximately $555,000, and a negative working capital of $2.9 million. Currently our only source of borrowing is secured by that portion of our accounts receivable which are either credit insured or secured by a letter of credit. We intend to use this working capital financing to continue to fulfill orders for our products.

For 2007, our gross margin from product sales was 21% of revenues. We anticipate that gross margin will be in the low twenties for 2008. Accordingly we are currently relying on gross margin from increased product sales and accounts receivable financing to cover our operating expenses. If we fail to generate sufficient product sales, we will not generate sufficient gross margin to cover our operating expenses.

Currently, our working capital is derived from operations. Our only sources of borrowing are our lines of credit with Wells Fargo Bank, which are secured by that portion of our accounts receivable which are either credit insured or secured by a letter of credit. We intend to use this working capital financing to continue to fulfill orders for our products. For 2007 our gross margin from product sales was 21% of revenues. We anticipate that gross margin will be in the low twenties for 2008. Accordingly we are currently relying on gross margin from increased product sales to cover our operating expenses. If we fail to generate sufficient product sales we will not generate sufficient gross margin to cover our operating expenses.

We intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As a result of the foregoing, our independent registered public accounting firm, in its report on our 2007 consolidated financial statements, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

3. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	December 31, 2007	December 31, 2006
Prepaid taxes	$232,678	$173,452
Prepaid financing fees	—	100,000
Prepaid insurance	164,875	222,346
Prepaid rent	228,935	162,243
Prepaid tooling	105,320	85,176
Supplier advances	48,017	1,518,878
Note receivable, current portion	309,297	294,742
Other	206,575	55,503

	$1,295,697	$2,612,340

4. INVENTORIES

Inventories consisted of the following:

	December 31, 2007	December 31, 2006
Raw materials	$2,481,014	$710,724
Work in process	7,889	27,469
Finished goods	321,530	1,982,202

	2,810,433	2,720,395
Less reserves for excess and obsolete inventories	(275,000)	(194,510)

	$2,535,433	$2,525,885

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2007	December 31, 2006
Machinery and equipment	$1,664,797	$1,317,669
Office furniture and equipment	739,774	694,759
Software	3,055,170	2,691,288
Leasehold improvements	356,380	355,350

	5,816,121	5,059,066
Accumulated depreciation	(4,121,628)	(3,153,680)

	$1,694,493	$1,905,386

6. OTHER ASSETS

Other assets consisted of the following:

	December 31, 2007	December 31, 2006
Deposits	$156,774	$215,070
Note receivable, long-term portion	241,976	551,272
Patents and trademarks, net	472,309	439,967

	$871,059	$1,206,309

7. LICENSE

CDMA and WCDMA Licenses

In November 2000, we entered into a Subscriber Unit License Agreement (the “Agreement”) pursuant to which we obtained a non-exclusive license of CDMA (Code Division Multiple Access) technology, which has enabled us to manufacture and sell certain fixed wireless CDMA based products and to purchase certain components and equipment from time to time.

In February 2005, we entered into an amendment to the Agreement to expand the scope of the license and to allow us to make, use and sell certain mobile CDMA based products in addition to fixed wireless CDMA based products currently offered. The cost associated with the amendment to this Agreement was $2,500,000. The license agreement was amended on October 2, 2007. This amendment expands the scope of our license to include rights to make, use and sell products utilizing WCDMA technology. The cost associated with this amendment is

$5.5 million. Of that amount, $500,000 is payable in quarterly installments of $125,000 commencing on November 2, 2007, and $5.0 million is due in quarterly installments of $500,000 upon commencement of the manufacturing or marketing our products as “mobile” rather than fixed wireless. In addition, this amendment clarifies that the accrued license fee of $2,500,000 as of September 30, 2007 is due in equal quarterly installments of $250,000 upon commencement of the manufacturing or marketing of our products as “mobile” rather than fixed wireless. We do not presently intend to manufacture or market mobile solutions. Accordingly, we have reflected a net decrease in our license and corresponding long term liability as a result of the increase in our license of $500,000 for the portion of the October 2007 amendment and a decrease of $2.5 million from the February 2005 amendment as further clarified in the October 2007 amendment.

HSDPA and HSUPA Licenses

In 2007, we entered into a worldwide license agreement which allows us to manufacture and sell certain HSDPA (High-Speed Downlink Package Access) and HSUPA (High-Speed Uplink Packet Access) based products. At December 31, 2007, the license fee was $200,000. This license fee may grow to $900,000 based on certain milestones being successfully completed.

All of our licenses have no fixed termination date and we have assigned an estimated life ranging from three to ten years. The license consisted of the following:

	December 31, 2007	December 31, 2006
License	$3,700,000	$5,500,000
Accumulated amortization	(2,090,696)	(2,663,608)

	$1,609,304	$2,836,392

Amortization expense related to these licenses amounted to $760,421, $838,200 and $796,529 for years ended December 31, 2007, 2006, and 2005, respectively. During 2007, we reversed amortization expense of $1,333,333 and recorded that amount to other income due to the license fee amendment. Estimated future amortization expense related to licenses at December 31, 2007 is as follows:

In Thousands
2008	$616
2009	438
2010	380
2011	100
2012	75

Total	$1,609

8. GOODWILL AND OTHER INTANGIBLES

We account for goodwill and other intangibles in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” and have elected to test them for impairment annually. These tests will be performed more frequently if there are triggering events. We completed our testing for the year ended December 31, 2007 using the method discussed in SFAS No. 142 and determined that our goodwill of $385,564 was impaired due to recent market and technology changes. We recorded this impairment charge to operations. Management concluded that no other impairment charges were required at December 31, 2007.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2007	December 31, 2006
Customer advances	$286,806	$14,000
Lease liability	78,781	96,131
Accrued payroll, taxes and benefits	497,762	902,170
Accrued freight	170,000	344,000
Accrued interest	—	244,964
Accrued legal and professional fees	597,000	143,998
Accrued operating expenses	474,736	235,169

	$2,105,085	$1,980,432

10. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:

	December 31, 2007	December 31, 2006
Accrued license fee	$—	$2,500,000
Note payable	—	346,950
Accrued interest	—	28,940
Accrued payroll taxes	—	193,050

	$—	$3,068,940

11. BANK FINANCING

As of December 31, 2007 and December 31, 2006, we had outstanding bank loans of $490,000 and $13.1 million from Silicon Valley Bank (SVB), secured by our accounts receivable and other assets. The $13.1 million loan balance from December 31, 2006 has since been repaid, and the loan balance from December 31, 2007 of $490,000 reflects financing activities from 2007. The outstanding principal balance of the loans bear interest ranging from LIBOR rate plus 2.5% to SVB’s Prime Rate plus 2.5%, and are due upon receipt of the related receivable.

12. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	2007	2006	2005
Current tax provision:
Federal	$—	$—	$141,805
State	—	—	6,377
Foreign	—	—	—

	$—	$—	$148,182

Deferred tax provision (benefit):
Federal	(3,230,000)	(4,514,000)	(2,189,000)
State	(812,000)	(676,000)	(395,000)
Valuation allowance	4,042,000	5,190,000	4,484,000

	—	—	1,900,000

Total provision (benefit) for income taxes:	$—	$—	$2,048,182

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

Significant components of our net deferred tax asset or liability at December 31, 2007 and 2006 are as follows:

	2007	2006
Net operating loss	$14,212,000	$9,646,000
Compensation	63,000	688,000
Accrued warranty	183,000	170,000
Inventory	110,000	71,000
Bad debt reserve	50,000	367,000
Accumulated depreciation	847,000	232,000
Royalties	—	563,000
SFAS 123R	228,000	52,000
Contributions	136,000	119,000
Credits	449,000	328,000

Total gross deferred tax assets	16,278,000	12,236,000
Valuation allowance	(16,278,000)	(12,236,000)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets at December 31, 2007 and 2006, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on our analysis, we concluded not to retain a deferred tax asset since it is uncertain whether we can utilize this asset in future periods. Therefore, we have established a full reserve against this asset. The valuation allowance increased to $16,278,000 representing an increase of $4,042,000 during 2007.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005
Expected tax at 34%	$(3,068,206)	$(1,504,211)	$(2,308,289)
Change in valuation allowance	4,042,000	5,190,000	4,484,000
Deferred true ups, not benefited	—	(3,546,183)	—
State income tax, net of federal tax	(390,044)	(124,247)	(301,039)
Non-deductible expenses	(273,672)	(13,481)	131,033
Research credits	(92,000)	—	—
Other	(218,078)	(1,878)	42,477

Provision (benefit) for income taxes	$—	$—	$2,048,182

At December 31, 2007, we had federal and state net operating loss carryforwards of approximately $38,721,000 and $17,953,000, respectively. The federal and state loss carryforwards begin to expire in 2023 and 2013 respectively, unless previously utilized.

We also had federal and state research credit carryforwards of approximately $208,000 and $366,000 respectively. The federal research credit carryforwards will begin expiring in 2010 unless previously utilized. The state research credit will carry forward indefinitely.

Pursuant to Internal Revenue Code Section 382, the use of our net operating loss carryforwards will be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period.

We have determined that more likely than not the net deferred tax asset will not be realized under SFAS 109. Accordingly, the Company has established a valuation allowance in the amount of $16,278,000 at December 31, 2007.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. We recognized no cumulative effect adjustment as a result of adopting FIN 48. At January 1, 2007 and December 31, 2007, we have no unrecognized tax benefits

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007, we have no accrued interest and penalties related to uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including accrued interest and penalty is as follows (in millions):

Gross unrecognized tax benefits at January 1, 2007	$—
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	—
Gross increases for tax positions of current year	—
Settlements	—
Lapse of statute of limitations	—
Gross unrecognized tax benefits at December 31, 2007	$—

We are subject to taxation in the U.S., California, and Korea. Our tax year for 2004 and forward are subject to examination by the U.S. and California tax authorities due to the carry-forward of unutilized research and development credits. The tax years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which we are subject. We are not currently under examination by any tax authority.

13. STOCKHOLDERS’ EQUITY

Common Stock - 2007 Activity

In 2007, employee stock options for 7,716 shares of our common stock were exercised at a price of $.26 resulting in proceeds of approximately $2,000.

In 2007, we issued 10,000 shares of our common stock to an employee and 20,000 shares to members of our Board of Directors. All were valued at $1.55 per share, the fair market value at the time of grant.

In 2007, we issued 325,000 shares of our unregistered common stock to Centurion Credit Resources, LLC pursuant to a securities purchase agreement for debt financing. The shares were valued at $.95 per share, the fair market value at the time of grant.

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

In June 2005, we cancelled 30,000 shares of our restricted common stock valued at $3.10 per share issued to a former member of the board of directors.

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

In November 2005, we issued 90,000 shares of our common stock to two members of our Board of Director at $2.38 per share.

In November 2005, employee stock options for 10,000 shares of our stock were exercised at $.26 per share resulting in proceeds of approximately $3,000.

In December 2005, we issued 45,000 shares of our common stock to a member of our Board of Director at $1.58 per share. In addition, we cancelled 15,000 shares of its common stock valued at $3.10 per share issued to a former Board member.

Stock Option Activity

Prior to the adoption of the 2004 Equity Plan, we adopted three stock option plans which were approved by the Board of Directors, reserving a total of 2,893,842 shares, which are referred to as the Prior Plans. The Prior Plans were adopted on September 16, 2002 (911,671 shares), March 5, 2003 (982,171 shares) and September 29, 2003 (1,000,000 shares), of which options to purchase 2,857,000 shares of common stock had been granted under these plans Each of these plans provides for the issuance of non-statutory stock options to employees, directors and consultants, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. All options granted under the Prior Plans vest quarterly over three years. As of September 2004, no additional options may be granted under the Prior Plans. Options with respect to 917,024 shares are outstanding under the Prior Plans as of December 31, 2007.

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

Awards under the 2004 Equity Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights, and cash awards. We granted to certain of our employees options to purchase 50,000 shares of common stock under the plan in 2007, 1,705,000 in 2006, and 1,120,500 in 2005.

A summary of Axesstel’s stock option activity and related information is as follows:

	2007		2006		2005
Option Summary	Options	Wt Average Exercise Price	Options	Wt Average Exercise Price	Options	Wt Average Exercise Price
Outstanding-beginning of year	4,051,999	$2.16	2,883,701	$2.54	4,107,429	$1.28
Granted	50,000	$2.05	1,705,000	$1.52	1,120,500	$3.40
Exercised	(7,716)	$0.26	(247,677)	$0.69	(2,037,605)	$0.38
Forfeited/Expired	(1,184,500)	$1.73	(289,025)	$3.35	(306,623)	$3.24

Outstanding-end of year	2,909,783	$2.34	4,051,999	$2.16	2,883,701	$2.54

The weighted-average grant-date fair value of options granted during the year 2007 was $1.30. The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $12,000.

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2007.

	Total Outstanding			Total Exercisable
Price Range	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.26 to $0.99	227,116	$0.57	4.7	227,116	$0.57
$1.00 to $1.99	966,500	$1.57	8.6	600,177	$1.40
$2.00 to $2.99	641,667	$2.36	6.1	591,667	$2.39
$3.00 to $4.68	1,074,500	$3.40	7.2	1,074,500	$3.40

	2,909,783	$2.34	7.2	2,493,460	$2.42

The intrinsic value of exercisable options at December 31, 2007 was approximately $600.

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	1,665,198	$1.02
Granted	50,000	1.30
Vested	(539,000)	.96
Forfeited/Expired	(759,875)	.98

Nonvested at December 31, 2007	416,323	$1.22

As of December 31, 2007, there was approximately $493,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The recognized compensation cost for the year ended December 31, 2007 was approximately $431,000.

Stock Warrant Activity

The Company did not issue any warrants in 2005, 2006 or 2007. A summary of Axesstel’s warrant activity and related information is as follows:

	2007		2006		2005
Warrant Summary	Warrant	Wt Average Exercise Price	Warrant	Wt Average Exercise Price	Warrant	Wt Average Exercise Price
Outstanding-beginning of year	479,275	$2.70	601,275	$2.56	3,321,662	$0.62
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	(2,720,387)	$0.24
Forfeited/Expired	—	$—	(122,000)	$2.00	—	$—

Outstanding-end of year	479,275	$2.70	479,275	$2.70	601,275	$2.56

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price for both total outstanding warrants and total exercisable warrants as of December 31, 2007.

	Total Outstanding			Total Exercisable
Price	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.07	65,974	$0.07	4.3	65,974	$0.07
$2.00 to $2.99	200,000	$2.80	0.8	200,000	$2.80
$3.00 to $3.99	213,301	$3.42	2.5	213,301	$3.42

	479,275	$2.70	2.0	479,275	$2.70

14. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region, but does not manage operations by region.

Revenues by geographic region based on customer locations for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Revenues
Asia and Pacific Rim	$18,670,977	$37,542,635	$68,909,960
Latin America	47,882,684	53,610,255	25,223,126
Europe, Middle East, and Africa	15,849,424	4,299,339	388,125
United States and Canada	32,300	67,445	144,500

Total revenues	$82,435,385	$95,519,674	$94,665,711

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary quarterly financial data for 2007 and 2006 consists of the following:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Revenues	$25,189,776	$28,025,951	$15,433,041	$13,786,617
Gross margin	4,571,503	6,579,343	3,513,716	2,921,668
Net income (loss)	(1,248,935)	272,834	(3,003,719)	(5,044,315)
Basic earnings (loss) per share	$(0.05)	$0.01	$(0.13)	$(0.22)

Diluted earnings (loss) per share	$(0.05)	$0.01	$(0.13)	$(0.22)

2006
Revenues	$10,510,388	$22,792,911	$32,078,444	$30,137,931
Gross margin	268,824	2,600,704	6,135,077	6,269,664
Net income (loss)	(3,414,174)	(3,586,354)	225,437	138,873
Basic earnings (loss) per share	$(0.15)	$(0.16)	$0.01	$0.01

Diluted earnings (loss) per share	$(0.15)	$(0.16)	$0.01	$0.01

16. COMMITMENTS AND CONTINGENCIES

Operating Leases

USA: In May 2004, we entered into a non-cancelable operating lease for 13,120 square feet of office space for our corporate headquarters and U.S. operations. The premise is located at 6815 Flanders Drive, San Diego, California. In May 2005, we entered into an agreement to extend this operating lease and expand the square footage of the lease to a total of 17,101 square feet. The amended lease term is 67 months with remaining monthly payments ranging from approximately $30,000 to $34,000, plus a five year option to renew. The amended lease commenced in August 2005.

Korea: In August 2005, we entered into a ten year operating lease for approximately 2,800 square meters (approximately 30,000 square feet) of office space for our Korean research and development center. The premise is located in the Gyeonggi Province. The lease calls for annual lease payments to be made in advance in December of each year in an amount equal to two percent of the “Building Value” as defined in the lease. For 2008, annual rent is approximately $172,000. The Building Value and resulting rent per square meter is subject to adjustment after 2008 based on market conditions.

Minimum annual lease payments are approximately as follows:

Year Ending December 31,	Total Amount
2008	$528,000
2009	521,000
2010	563,000
2011	222,000
2012	153,000
Thereafter	409,000

$2,396,000

Rent expense is charged ratably over the lives of the leases using the straight line method. Rent expense for each of the years ended December 31, 2007, 2006 and 2005 amounted to approximately $1.1 million, $976,000, and $720,000, respectively.

Employment and Separation Agreements

We entered into an employment agreement with H. Clark Hickock that provides severance payments if he is terminated without cause. Consequently, if we had released Mr. Hickock without cause as of December 31, 2007, the severance expense due would be approximately $260,000.

We have entered into a separation and general release agreement with Mike H.P. Kwon (see Note 17) that provided separation payments to Mr. Kwon. Concurrently with that agreement, Mr. Kwon loaned the net proceeds of those payments back to the company. At December 31, 2007, the amount due under the loan was approximately $270,000.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At December 31, 2007, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

17. RELATED PARTY TRANSACTIONS

On May 16, 2006, we entered into a separation and general release agreement (“Separation Agreement”) with Mike H.P. Kwon pursuant to which his employment as our chief executive officer and his Employment Agreement dated as of January 5, 2004 were terminated. Under the Separation Agreement and in exchange for a general release of claims, Mr. Kwon was entitled to receive a lump sum payment of $540,000, less applicable taxes (“Separation Payment”), and all outstanding stock options and other equity awards issued to Mr. Kwon were vested in full and, became immediately exercisable and will remain so for the remainder of the respective terms of each such award. Concurrent with the effectiveness of the Separation Agreement, Mr. Kwon loaned to Axesstel the principal sum of $346,950, an amount equal to the Separation Payment less applicable withholding taxes, under the terms of a promissory note dated May 16, 2006 (“Note”). At December 31, 2007, the remaining portion due under the Note was approximately $270,000. The balance under the Note has been paid in the first quarter of 2008.

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

19. SUBSEQUENT EVENTS

Following the end of the fiscal year, we entered into several arrangements to address our working capital needs.

In January 2008, we entered into two agreements with Brightstar Corporation which were intended to improve our liquidity and capital resources. We entered into a distribution agreement with Brightstar to sell our products in Venezuela. Under the terms of the distribution agreement, our customers submit their purchase orders to Brightstar. Brightstar then submits a purchase order to us, secured by a letter of credit. We can secure accounts receivable financing for the account receivable to Brightstar. Brightstar assumes the credit risk of the customer in Venezuela. Under this arrangement, Brightstar receives a commission for accommodating the sale. This arrangement allows us to secure commercial financing for the receivable that covers product being sold to customers in Venezuela.

We also entered into a loan transaction with Brightstar; we borrowed $5 million from Brightstar pursuant to the terms of a promissory note dated January 25, 2008. Our repayment obligations under the promissory note are secured by certain of our accounts receivable from customers in Venezuela. The promissory note bears interest at a rate of 2 percent per month subject to a minimum of 10% interest. Repayment of principal is due on the earlier of collection of the accounts receivable that secure the note, or one year from the date of issuance. The proceeds of the note were used to make payment to WNC on our delinquent account with the contract manufacturer.

In January 2008, we entered into two new commercial credit agreements with affiliates of Wells Fargo Bank. One of the credit arrangements provides working capital financing for our accounts receivable which are secured by credit insurance. The other provides working capital financing for our accounts receivable which are secured by letters of credit.

Effective March 13, 2008, we entered into an employment agreement with H. Clark Hickock to serve as our Chief Executive Officer and also appointed him as a member of our Board of Directors. Under the terms of the agreement Mr. Hickock will receive (i) an annual base salary of $330,000 and (ii) a performance bonus opportunity targeted at $231,000 annually. Mr. Hickock will also be eligible to participate in our employee benefit programs. Prior to his appointment, Mr. Hickock had served as Axesstel’s Chief Operating Officer since April 2005.

Mr. Hickock succeeds Mike H.P. Kwon both as a member of our Board of Directors and as our Chief Executive Officer. We entered into a separation and general release agreement dated March 13, 2008 with Mike H.P. Kwon pursuant to which his employment as our chief executive officer and his Employment Agreement dated as of November 12, 2007 was terminated. Mr. Kwon, Axesstel’s founder, will continue his employment as a non-executive employee through the end of March 2008 and thereafter will provide consulting services to Axesstel as a strategic advisor supporting corporate development and strategic relationships.

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Articles of Incorporation of the registrant, as amended(1)

3.2	Amended and Restated Bylaws of the registrant(1)

4.1	Specimen Common Stock Certificate(2)

4.2	Form of Common Stock Purchase Warrant, exercise price $1.00, dated January 8, 2004(3)

4.3	Form of Common Stock Purchase Warrant, exercise price $2.00 subject to adjustment, dated January 8, 2004(3)

4.4	Common Stock Purchase Warrant issued March 16, 2004, by the registrant to Laurus Master Fund, Ltd(3)

4.5	Form of Common Stock Purchase Warrant issued to finder and its assignees, dated March 11, 2004, in connection with the March 2004 Convertible Note Financing(4)

4.6	Common Stock Purchase Warrant dated as of August 18, 2004 between the registrant and Laurus Master Fund, Ltd.(5)

4.7	Stock Purchase Agreement dated October 12, 2004 between the registrant and certain investors affiliated with ComVentures(6)

4.8	Warrant to Purchase Common Stock dated October 1, 2003 issued to The Search for Value, Inc.(7)

4.9	Warrant to Purchase Common Stock dated October 1, 2003 issued to Newport Capital Consultants(7)

4.10	Stock Purchase Agreement dated February 2, 2005 between the registrant and certain investors affiliated with ComVentures(7)

4.11	Form of Warrant Agreement to Mike H.P. Kwon and Satori Yukie(8)

10.1	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004(9)

10.2	Centerpark Plaza Office Lease with R&D Portfolio Holdings, LLC, dated June 2, 2005(1)

10.3	Lease Agreement between TBK Electronics Corp. and registrant, dated July 13, 2005(9)

10.4	Lease between Axesstel Korea, Inc. and Seongnam Industry Promotion Foundation, dated August 29, 2005(1)

10.5	Form of Indemnity Agreement for directors and executive officers of the registrant(8)

10.6	Separation Agreement with Marv Tseu dated November 20, 2007(11)

10.7	Employment Agreement with Mike H.P. Kwon dated November 12, 2007(11)

10.8	Separation Agreement with Mike H.P. Kwon dated March 13, 2008(12)

10.9	Employment Agreement with Clark Hickock dated March 13, 2008*(12)

10.10	Letter Agreement with Patrick Gray dated February 11, 2004*(4)

10.11	Employment Agreement with Stephen Sek dated October 20, 2006*(10)

10.12	2001 Stock Option Plan*(8)

10.13	Form Notice of Grant of Stock Option (2001 Stock Option Plan)*(8)

10.14	Form Stock Option Agreement (2001 Stock Option Plan)*(8)

10.15	Form Notice of Grant of Stock Option (September 2002, March 2003 and September 2003 Option Pools)*(8)

Exhibit No.	Document Description

10.16	Form Stock Option Agreement (September 2002, March 2003 and September 2003 Option Pools)*(8)

10.17	Table of Stock Option Grants under 2001 Stock Option Plan And Prior Plans*(2)

10.18	2004 Equity Incentive Plan*(8)

10.19	Form of Stock Option Agreement (2004 Equity Incentive Plan)*(13)

10.20	Form of Stock Award Agreement (2004 Equity Incentive Plan)*(13)

10.21	Form of Subscription Agreement dated February 2003(7)

10.22	Subscriber Unit License Agreement between Axesstel California and Qualcomm Incorporated dated November 14, 2000, as amended+(14)

10.23	Component Supply Agreement between QUALCOMM CDMA Technologies Asia-Pacific PTE LTD. and Axesstel-California, dated February 28, 2001, as amended+(2)

10.24	DMSS5100 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated December 5, 2002, as amended+(2)

10.25	DMSS5010 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated November 26, 2003+(2)

10.26	AMSS6500 Software Agreement between QUALCOMM Incorporated and Axesstel-California, dated April 11, 2004+(2)

10.27	USB Driver Software Tools Limited Use Agreement between the registrant and QUALCOMM Incorporated dated October 21, 2004(2)

21.1	Subsidiaries of the registrant(15)

23.1	Consent of Gumbiner Savett Inc.

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005.
(2)	Incorporated by reference to exhibits to Registrant’s Form SB-2 filed on February 4, 2005.
(3)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending March 31, 2004, filed on May 24, 2004.
(4)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004.
(5)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on August 20, 2004.
(6)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on October 15, 2004.
(7)	Incorporated by reference to exhibits to Registrant’s Form SB-2 filed on February 4, 2005.
(8)	Incorporated by reference to exhibits to Registrant’s Form SB-2/A filed on October 29, 2004.
(9)	Incorporated by reference to exhibits to Registrant’s Form 10-QSB for the period ending June 30, 2004 filed on August 16, 2004.

(10)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on October 26, 2006.
(11)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on November 21, 2007.
(12)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on March 17, 2008.
(13)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on January 12, 2005.
(14)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004.
(15)	Incorporated by reference to exhibits to Registrant’s Form 10-KSB for the period ending December 31, 2005, filed on March 31, 2006.

*	Management contract, or compensatory plan or arrangement.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission and are marked by an asterisk.