Form 10-Q
period 2008-03-30
AXESSTEL INC
filed 2008-05-14
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 10, 2008
Common Stock, $0.0001 per share	23,228,982 shares

Axesstel, Inc.

Form 10-Q

For the Three months ended March 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	March 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,571,650	$555,301
Accounts receivable, less allowance for sales returns and doubtful accounts of $1,040,000 at March 30, 2008 and $125,000 at December 31, 2007	25,807,751	20,801,710
Inventories	2,016,040	2,535,433
Prepayments and other current assets	1,524,450	1,295,697

Total current assets	32,919,891	25,188,141

Property and equipment, net	1,511,344	1,694,493

Other assets:
Licenses, net	1,483,088	1,609,304
Other, net	716,266	871,059

Total other assets	2,199,354	2,480,363

Total assets	$36,630,589	$29,362,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,279,833	$22,619,976
Bank financing	2,585,478	490,000
Customer advances	381,560	286,806
Note payable	3,629,000	—
Accrued commissions	2,378,190	1,645,099
Accrued royalties	1,277,000	767,000
Accrued warranties	460,000	460,000
Accrued expenses and other current liabilities	1,221,099	1,818,279

Total current liabilities	35,212,160	28,087,160

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.0001; Authorized 50,000,000 shares; 23,228,982 shares issued and outstanding at March 30, 2008 and December 31, 2007	2,323	2,323
Additional paid-in capital	39,018,153	38,939,603
Accumulated other comprehensive income (loss)	(187,144)	5,472
Accumulated deficit	(37,414,903)	(37,671,561)

Total stockholders’ equity	1,418,429	1,275,837

Total liabilities and stockholders’ equity	$36,630,589	$29,362,997

The accompanying notes are an integral part of these consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 30, 2008	April 1, 2007
Revenues	$24,636,937	$25,189,776
Cost of goods sold	18,034,479	20,618,273

Gross margin	6,602,458	4,571,503
Operating expenses:
Research and development	1,100,767	1,892,205
Selling, general and administrative	4,706,290	3,893,995

Total operating expenses	5,807,057	5,786,200

Operating income (loss)	795,401	(1,214,697)
Other income (expense):
Interest income and other income	29,888	16,630
Interest expense and other expense	(568,631)	(50,868)

Total other income (expense)	(538,743)	(34,238)

Income (loss) before income tax provision	256,658	(1,248,935)
Income tax provision	—	—

Net income (loss)	256,658	(1,248,935)

Earnings (loss) per share
Basic	$0.01	$(0.05)

Diluted	$0.01	$(0.05)

Weighted average shares outstanding
Basic	23,228,982	22,867,552
Diluted	23,280,059	22,867,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net Income (loss)	$256,658	$(1,248,935)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	368,395	423,269
Stock-based compensation	78,550	133,547
Provision for sales returns and losses on accounts receivables	915,000	—
Provision for inventory obsolescence	—	(12,510)
(Increase) decrease in:
Accounts receivable	(5,921,041)	163,064
Inventories	519,393	823,425
Prepayments and other current assets	(225,004)	(21,135)
Other assets	23,360	(110,075)
Increase (decrease) in:
Accounts payable	929,857	(87,158)
Customer advances	94,754	5,219,572
Accrued expenses and other liabilities	375,911	(278,403)

Total adjustments	(2,840,825)	6,253,596

Net cash provided by (used in) operating activities	(2,584,167)	5,004,661

Cash flows from investing activities:
Payment on note receivable	75,933	72,360
Acquisition of property and equipment	(7,279)	(91,253)

Net cash provided by (used in) investing activities	68,654	(18,893)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	2,006
Proceeds from bank financing	2,585,478	8,064,000
Repayment of bank financing	(490,000)	(13,127,450)
Proceeds from borrowings	5,000,000	—
Repayment of borrowings	(1,371,000)	—

Net cash provided by (used in) financing activities	5,724.478	(5,061,444)

Cumulative translation adjustment	(192,616)	103,816

Net increase in cash and cash equivalents	3,016,349	28,140
Cash and cash equivalents at beginning of year	555,301	3,708,909

Cash and cash equivalents at end of period	$3,571,650	$3,737,049

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$485,470	$42,549
Income tax	$—	$—

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation, and in order to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

We have established the Sunday nearest to the end of the calendar quarter to be the financial reporting date for our quarterly results and the calendar year-end for our annual results. The first quarter of the years ending December 31, 2008 and 2007, ended on March 30, 2008 and April 1, 2007, respectively.

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

Accounts Receivable

We extend credit based on evaluation of the customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At March 30, 2008 and December 31, 2007, the allowance for sales returns and doubtful accounts was $1,040,000 and $125,000, respectively.

Inventories

Inventories are stated at the lower of cost or market. We review the components of the inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. Management concluded that an inventory reserve of approximately $275,000 was needed as of March 30, 2008 and December 31, 2007, respectively.

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

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at approximately four years.

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

SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. Our engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, we expense all research and development activities performed up to the commencement of the manufacturing process and have not capitalized any software costs as of March 30, 2008 and December 31, 2007. Engineering product maintenance costs incurred after the commencement of the manufacturing process are expensed as incurred.

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

During the year ended December 31, 2007, we determined that our goodwill was impaired and wrote off the carrying value of approximately $386,000. We determined there was no impairment of long-lived assets during the periods ended March 30, 2008 and April 1, 2007.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At March 30, 2008 and December 31, 2007, the allowance for sales returns and doubtful accounts was $1,040,000 and $125,000, respectively.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units are included in the cost of goods sold and recorded when revenue is recognized. All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the three months ended March 30, 2008, warranty cost recoveries amounted to approximately $15,000 and, as of March 30, 2008, we have established a warranty reserve of approximately $460,000 to cover additional service costs over the life of the warranties. During the three months ended April 1, 2007, warranty costs amounted to approximately $53,000 and, as of April 1, 2007, we had established a warranty reserve of $439,000 to cover additional service costs over the life of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the three months ended March 30, 2008 and April 1, 2007 include stock-based compensation costs of approximately $79,000 and $134,000, respectively. Following is a summary of stock-based compensation costs, by income statement classification (in thousands):

	Three Months ended March 30, 2008	Three Months ended April 1, 2007
Research and development	$21	$23
Selling, general and administrative	58	111

Total	79	134
Tax effect on share-based compensation	—	—

Net effect on net income	$79	$134

Effect on earnings per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Valuation of Stock Option Awards

We have one stock option plan under which stock options are granted to our employees and directors. Prior to September 2004, we were authorized to issue options under other option plans; however, no additional awards may now be made under such plans. During the three months ended March 30, 2008, we granted to certain of our employees options to purchase 700,000 shares of our common stock at an exercise price of $0.34 per share. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years, and vest over three to four years.

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

Earnings (loss) per Share

We utilize SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the three months ended March 30, 2008 and April 1, 2007, 3,728,025 and 4,323,558 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended
	March 30, 2008	April 1, 2007
Numerator:
Net income (loss) attributable to common stockholders	$256,658	$(1,248,935)
Denominator:
Denominator for basic net income per share—weighted average shares	23,228,982	22,867,552
Effect of dilutive securities:
Stock options and warrants	51,077	—

Dilutive potential common stock	—	—

Denominator for diluted income per share—adjusted weighted average shares	23,280,059	22,867,552
Basic earnings (loss) per share	$0.01	$(0.05)

Diluted earnings (loss) per share	$0.01	$(0.05)

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

	Three Months Ended
	March 30, 2008	April 1, 2007
Net income (loss)	$256,658	$(1,248,935)
Other comprehensive income (loss):
Foreign currency translation adjustment	(192,616)	103,816
Comprehensive income (loss):	$64,042	$(1,145,119)

Certain Risks and Concentrations

We extend credit based on evaluation of the customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Based on our risk assessment, at March 30, 2008 and December 31, 2007, the allowance for sales returns and doubtful accounts was approximately $1,040,000 and $125,000, respectively.

Our products include components subject to rapid technological change. Significant technological change could adversely affect our operating results and subject us to product obsolescence. We have return privileges with many of our suppliers and other ongoing programs to minimize the adverse effects of technological change.

During the three months ended March 30, 2008, 58% of our revenues were from two customers, comprised of 33% and 25%. At March 30, 2008, the amounts due from such customers were $9.0 million and $8.4 million, respectively, which were included in accounts receivable. During the three months ended March 30, 2008, 47% of our revenues were from customers in Venezuela, and at March 30, 2008, the amount due from customers in this country was $14.5 million. During the three months ended March 30, 2008, we purchased the majority of our products from one manufacturer. At March 30, 2008, the amount due to this manufacturer was $21.8 million.

During the three months ended April 1, 2007, 69% of our revenues were from two customers, comprised of 43% and 26%. At April 1, 2007, the amounts due from such customers were $20.6 million and $6.2 million, respectively, which were included in accounts receivable. During the three months ended April 1, 2007, 69% of our revenues were from customers in Venezuela and India, comprised of 43% and 26%, respectively. At April 1, 2007, the amounts due from such customers were $20.6 million and $6.2 million, respectively. During the three months ended April 1, 2007, we purchased the majority of our products from one manufacturer. At April 1, 2007, the amount due to this manufacturer was $13.3 million.

As of March 30, 2008, we maintained assets of approximately $4.1 million at our locations in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt our operations.

Shipping and handling expenses

We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to approximately $384,000 and $451,000 for the three months ended March 30, 2008 and April 1, 2007, respectively.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

Adoption of New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has determined that there is no material impact on our financial position, operations or cash flows.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Management has determined that SFAS No. 159 does not have a material impact on our financial position, operations or cash flows.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Commencing in 2007, our sales shifted from predominantly Asian countries, where commercial practices use letters of credit, to Latin American countries, where standard commercial terms are open accounts. Our largest account in 2007 was a customer in Venezuela, which did not provide letters of credit and for which we could not obtain credit insurance or secure accounts receivable financing. Accordingly, we could not borrow against our accounts receivable from this customer to pay our contract manufacturer for costs of goods sold. This problem was compounded when the Venezuelan government’s foreign currency exchange control arm, CADIVI, substantially delayed payments in 2007. The delay in payment caused us to fall behind in payments to our contract manufacturer, who imposed shipment delays and stopped ordering long lead time parts in the fourth quarter. We have subsequently collected the delayed payments from 2007, made payments to the contract manufacturer, and resumed normal production levels.

At March 30, 2008, we ended the quarter with cash and cash equivalents of approximately $3.6 million, and a negative working capital of $2.3 million. In addition, at March 30, 2008, accounts receivables were $25.8 million. Currently our only source of borrowing is secured by our accounts receivable. In the first three months of 2008, we entered into a $5.0 million note payable secured by certain accounts receivables. In addition, we entered into bank financings of accounts receivables secured by credit insurance or a letter of credit. We intend to use this working capital financing to continue to provide liquidity as required to fulfill orders for our products.

We expect profitability to increase as a result of the introduction of new products and an increase in sales of higher margin products. In addition, we are reducing our internal engineering and support resources as well as lease expenses. However, if we do not generate sufficient product sales, we will not generate sufficient gross margin to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

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

3. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	March 30, 2008	December 31, 2007
Prepaid taxes	$15,849	$232,678
Prepaid insurance	142,864	164,875
Prepaid rent	138,202	228,935
Prepaid tooling	90,700	105,320
Supplier advances	738,728	48,017
Note receivable, current portion	313,046	309,297
Other	85,061	206,575

	$1,524,450	$1,295,697

4. INVENTORIES

Inventories consisted of the following:

	March 30, 2008	December 31, 2007
Raw materials	$1,524,766	$2,481,014
Work in process	7,425	7,889
Finished goods	758,849	321,530

	2,291,040	2,810,433
Less reserves for excess and obsolete inventories	(275,000)	(275,000)

	$2,016,040	$2,535,433

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 30, 2008	December 31, 2007
Machinery and equipment	$1,638,604	$1,664,797
Office furniture and equipment	724,926	739,774
Software	3,036,594	3,055,170
Leasehold improvements	317,276	356,380

	5,717,400	5,816,121
Accumulated depreciation	(4,206,056)	(4,121,628)

	$1,511,344	$1,694,493

6. OTHER ASSETS

Other assets consisted of the following:

	March 30, 2008	December 31, 2007
Deposits	$134,092	$156,774
Note receivable, long-term portion	162,294	241,976
Patents and trademarks, net	419,880	472,309

	$716,266	$871,059

7. LICENSES

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

The Agreement was amended again on October 2, 2007. This amendment expands the scope of our license to include rights to make, use and sell products utilizing WCDMA technology. The cost associated with this amendment was $5.5 million. Of that amount, $500,000 was payable in quarterly installments of $125,000 commencing on November 2, 2007, and $5.0 million is due in quarterly installments of $500,000 upon commencement of the manufacturing or marketing our products as “mobile” rather than fixed wireless. In addition, this amendment clarifies that the accrued license fee of $2,500,000 as of September 30, 2007 is due in equal quarterly installments of $250,000 upon commencement of the manufacturing or marketing of our products as “mobile” rather than fixed wireless. We do not presently intend to manufacture or market mobile solutions. Accordingly, we have reflected a net decrease in our license and corresponding long term liability as a result of the increase in our license of $500,000 for the portion of the October 2007 amendment and a decrease of $2.5 million from the February 2005 amendment as further clarified in the October 2007 amendment.

HSDPA and HSUPA Licenses

In 2007, we entered into a worldwide license agreement which allows us to manufacture and sell certain HSDPA (High-Speed Downlink Package Access) and HSUPA (High-Speed Uplink Packet Access) based products. At March 30, 2008, the license fee was $200,000. This license fee may increase to $900,000 based on certain milestones being successfully completed.

All of our licenses have no fixed termination date and we have assigned an estimated life ranging from three to ten years. The licenses consisted of the following:

	March 30, 2008	December 31, 2007
Licenses	$3,700,000	$3,700,000
Accumulated amortization	(2,216,912)	(2,090,696)

	$1,483,088	$1,609,304

Amortization expense related to these licenses amounted to $126,216 and 209,550 for the three months ended March 30, 2008, and the three months ended April 1, 2007. Estimated future amortization expense related to licenses at March 30, 2008 is as follows:

In Thousands
2008	$490
2009	438
2010	380
2011	100
2012	75

Total	$1,483

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 30, 2008	December 31, 2007
Lease liability	72,808	78,781
Accrued payroll, taxes and benefits	467,449	497,762
Accrued freight	120,000	170,000
Accrued legal and professional fees	100,000	597,000
Accrued operating expenses	460,842	474,736

	$1,221,099	$1,818,279

9. BANK FINANCING AND NOTE PAYABLE

As of March 30, 2008 and December 31, 2007, we had outstanding bank loans of $2.6 million and $490,000, respectively, secured by our accounts receivable. The $490,000 loan balance from December 31, 2007 has since been repaid, and the loan balance from March 30, 2008 of $2.6 million reflects financing activities from 2008. The outstanding principal balance of the loans bear interest ranging from LIBOR plus 2.5% to Prime Rate plus 2.0%, and are due upon receipt of the related receivable.

We also entered into a loan transaction in 2008; we borrowed $5 million pursuant to the terms of a promissory note dated January 25, 2008. Our repayment obligations under the promissory note were secured by certain of our accounts receivable from customers in Venezuela. The promissory note bears interest at a rate of 2 percent per month subject to a minimum of 10% interest. The balance of the note at March 30, 2008 was $3.6 million. As of the date of this report, we have repaid this note in full.

10. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues by geographic region, but do not manage operations by region. Revenues by geographic region based on customer locations are as follows:

	Three months ended
	March 30, 2008	April 1, 2007
Revenues
Asia and Pacific Rim	$(69,051)	$9,425,741
Latin America	15,903,182	14,610,533
Europe, Middle East, and Africa	8,544,248	1,153,502
United States and Canada	258,558	—

Total revenues	$24,636,937	$25,189,776

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

USA: We entered into a non-cancelable operating lease for approximately 17,000 square feet of office space for our corporate headquarters and U.S. operations. The premise is located at 6815 Flanders Drive, San Diego, California. The lease term is 67 months that expires in February 2011 with a five year option to renew. The basic monthly rent ranges from approximately $30,000 to $34,000 during the remainder of the 67 month period.

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

Minimum annual lease payments, in the aggregate, are approximately as follows:

Year Ending December 31,	Total Amount
2008	$528,000
2009	521,000
2010	563,000
2011	222,000
2012	153,000
Thereafter	409,000

$2,396,000

Rent expense is charged ratably over the lives of the leases using the straight line method. Rent expense for the three months ended March 30, 2008 and April 1, 2007 amounted to approximately $205,000, and $153,000, respectively.

Employment and Separation Agreements

We entered into an employment agreement with H. Clark Hickock that provides severance payments if he is terminated without cause. Consequently, if we had released Mr. Hickock without cause as of March 30, 2008, the severance expense due would be approximately $330,000.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At March 30, 2008, the Company was not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

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

Our products have similar functionality to phones and modems that use the traditional landline telecommunications network; however, they are wireless devices and can be substituted for wired phones and modems. Most of our products sold to date have been based on CDMA (3G Code Division Multiple Access) technology developed by Qualcomm Incorporated. We are increasing our focus on new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies to enhance our product offering and expand our market. In addition to the introduction of GSM and GPRS based products, we have increased our focus on the development of data products, including broadband modems and 3G gateway devices, which represent an increasing percentage of our overall revenues

We currently sell our products to telecommunications operators in developing countries where large segments of the population do not have telephone or internet service. To date our largest markets have been in Asia, Europe Middle East and Africa (EMEA), and Latin America, with our largest customers located in India and Venezuela.

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

In 2004, we commenced large scale product manufacturing with Wistron NeWeb Corporation, or WNC. WNC presently has two high speed production lines in mainland China dedicated to high volume production, and the ability to add additional lines to match future capacity needs. We continue to work with WNC in sourcing components for our products in an effort to reduce costs, ensure the quality of the components we purchase and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders. We believe WNC provides flexibility and scalability to our manufacturing operations.

Recent Developments

We began 2008 with four key strategic goals:

•	stabilize revenues through customer and product diversity;

•	increase sales through localized sales teams,

•	expand our offerings of higher margin data products; and

•	achieve profitability.

As of March 30, 2008, we have a total of 68 customers in 57 countries and we expect continued expansion of our customer base in future periods. In mid February at the GSM Mobile World Congress, we introduced five newly redesigned GSM products, including dual band and quad band phones and terminals, which are available for purchase. These include basic models that deliver reliable, low cost solutions; cordless models which appeal to the growing number of consumers looking for a more convenient product; and our quad-band models which enable operators to buy one solution and use it in all of their GSM markets or redirect inventory as appropriate.

Our efforts to localize sales in EMEA produced significant results with record revenues in the first quarter of 2008 of $8.5 million. We continued to experience strong sales in Latin America with revenues for that region of $15.9 million in the first three months of 2008. We are in the process of expanding a localized sales team in Asia, and expect improved results from this region in the second half of 2008. In addition, we experienced continued growth in our revenue from data products.

Revenues from data products increased from $5.1 million in the three months ended April 1, 2007 to a record $13.6 million in the three months ended March 30, 2008. As a percentage of revenues, we expect data products to represent approximately 60% in 2008 compared to 42% in 2007.

We believe the operating challenges we experienced in 2007, specifically with the delayed Venezuela collections creating a working capital shortfall which impacted our ability to timely pay our principal manufacturer, WNC, are behind us. We continue to experience significant collection activity and have resumed normal production levels. We completed the first quarter of 2008 with revenues of $24.6 million and net income of approximately $257,000.

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

Our sales strategy concentrating on localized sales teams has been successful in EMEA and we expect to continue that strategy. We are looking at establishing additional sales offices in that region. We have also placed a regional sales manager in Asia in an effort to increase sales in that region.

We expect to launch over a dozen new products in 2008. In addition to our GSM phones launched in February 2008, we will be introducing advanced EVDO hi-speed data phones. We are expanding our broadband data lines to include EDGE, HSDPA and HSUPA modems, which we anticipate will be available in the second half of 2008.

We are addressing operating profitability in 2008 from both the revenue and expense side. On the revenue side, based on current backlog and anticipated growth in the wireless markets we serve, we expect revenues to return to, and exceed the levels reached in 2005 and 2006. The migration to higher margin data products is expected to accelerate, thereby increasing our gross margin. Finally at the end of 2007 we implemented a number of measures to reduce our operating expenses. We transitioned research and development of our lower margin phones to an outsourced design and manufacturing model. That is allowing us to reduce our internal engineering and support resources as well as lease expenses. We expect these changes to reduce operating expenses in 2008 by approximately $3 million.

Increasing our working capital will also be a key goal for 2008. The operating losses we experienced from 2004 to 2007 have reduced our working capital position. At the outset of 2008, we entered into a distributor agreement that will enable us to secure financing on our orders to Venezuela. We have also established new working capital lines of credit with Wells Fargo that will allow us to borrow against backed letters of credit and credit insured accounts receivable. We expect these facilities, along with the reduction in operating expenses described above, to provide sufficient working capital to continue operations in accordance with our current business plan. However, we do not have sufficient working capital resources to offset extraordinary expenses or a substantial decline in operating income. For that reason we do anticipate seeking additional debt or equity financing during 2008. See “Liquidity and Capital Resources” below.

Overall, we expect revenue in 2008 to exceed $100 million, up from $82.4 million in 2007. We expect data products will contribute more than $60 million in revenues in 2008, up from $34.9 million in 2007, and will exceed phone revenues for the first time on an annualized basis. We continue to strive towards profitability based on an increase in revenues, adjustment in product mix, and streamlining of operating expenses that was implemented at the end of 2007. Although we realize profitability is highly dependent on product and customer mix, and anticipate we may not be profitable every quarter, we are committed to achieving profitability for the year.

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

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the three months ended March 30, 2008, approximately 58% of our revenues were derived from two customers, whose orders represented 33% and 25% of revenues, respectively.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive and operational management, finance, human resources, information technology, sales and marketing, program management and administrative personnel. Other costs include facility expenses, employee travel, bank and financing fees, insurance, legal expense, commissions and collection fees, accounting, professional service providers, board of director expense, stockholder relations, amortization of intangible assets, and depreciation expense of software and other fixed assets.

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

Revenue Recognition and Warranty Reserve

Revenues from product sales are recognized when the risks of ownership and title are transferred to the customer as specified in the respective sales agreements and other revenue recognition criterion as prescribed by Staff Accounting Bulletin, or SAB, No. 101 “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risks of ownership and title pass when product is received by the customer’s freight forwarder. If and when products are returned, we normally exchange them or provide credits to the customer. The returned products in turn are shipped back to the third party manufacturer and we are issued a credit or exchange from the manufacturer. At March 30, 2008, management concluded that a sales return allowance of $1,040,000 was needed.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of goods sold. During the three months ended March 30, 2008, we did not record significant warranty costs and, as of March 30, 2008, we established a warranty reserve of $460,000 to cover additional service costs over the life of the warranty. All products are tested by quality inspection prior to shipment and we have historically experienced a minimum level of defective units.

Sales Returns and Accounts Receivable Allowance

We extend credit based on evaluation of the customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At March 30, 2008, management determined that an allowance of $1,040,000 was necessary.

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

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. During the year ended December 31, 2007, we determined that our goodwill was impaired and wrote off the carrying value of approximately $386,000. During the three months ended March 30, 2008, management concluded that no long-lived assets were impaired.

Our intangible assets consist mainly of our license fee agreements, which we amortize over a three to ten year life.

Deferred Tax Assets

We periodically and at least annually evaluate the realizability of the net deferred tax assets, taking into consideration prior earnings history, actual revenue and operations, projected operating results and the reversal of temporary differences.

Stock-Based Compensation

We have adopted SFAS No. 123R (revised 2004), Share-Based Payment, (SFAS 123R) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and SFAS 123, Accounting for Stock Based Compensation, for periods beginning January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

Quarterly Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations data (in thousands) and the percentages of total revenues thereto.

($ in thousands)	Three months ended March 30, 2008		Three months ended April 1, 2007
Revenues	$24,637	100.00%	$25,189	100.00%
Cost of goods sold	18,035	73.20%	20,618	81.85%

Gross margin	6,602	26.80%	4,571	18.15%

Operating expenses:
Research and development	1,101	4.47%	1,892	7.51%
Selling, general and administrative	4,706	19.10%	3,894	15.46%

Total operating expenses	5,807	23.57%	5,786	22.97%

Operating income (loss)	795	3.23%	(1,215)	(4.82)%
Other income (expense), net	(538)	(2.19)%	(34)	(0.14)%

Loss before income taxes	257	1.04%	(1,249)	(4.96)%
Income tax provision (benefit)	—	—%	—	—%

Net loss	$257	1.04%	$(1,249)	(4.96)%

Comparison of the Three Months Ended March 30, 2008 to the Three Months Ended April 1, 2007

General.

We recorded revenues of $24.6 million in the three months ended March 30, 2008 and recorded net income of approximately $257,000. We established record revenue from our data products of $13.6 million which led to record gross margin as a percentage of revenue of 27%. Regionally, we experienced strong revenue from Latin America of $15.9 million, record revenue from EMEA of $8.5 million, and weak revenue from Asia due to reduced phone business from this region and delays on the rollout of high speed data networks. We expect continued strength from the Latin America and EMEA regions in 2008, and expect Asia to improve in the second half of 2008.

Revenues.

For the three months ended March 30, 2008, which we refer to as Q1 2008, revenues were $24.6 million compared to $25.2 million for the three months ended April 1, 2007, which we refer to as Q1 2007, representing a 2% decrease. Revenues from data products were $13.6 million for Q1 2008, compared to $5.1 million for Q1 2007. In Q1 2008, our revenues were derived principally from two customers, which two customers individually represented 33% and 25% of revenues. In Q1 2007, our revenues were derived principally from two customers, which two customers individually represented 43% and 26% of revenues.

Our objective is to expand our product portfolio for broadband modem products in 2008, as well as to expand our customer base to reach new customers and new regions. We continue to expect that most of our sales will be to foreign customers or for products to be used in foreign countries. As we grow, we expect to become less dependent on a limited concentration of customers.

Cost of Goods Sold.

For Q1 2008, cost of goods sold was $18.0 million compared to $20.6 million for Q1 2007, a decrease of 13%. This decrease to cost of goods sold is largely attributable to the favorable product mix of data product revenue over the comparative periods. Our cost of materials declined on a per unit basis in 2008 as we were able to re-engineer our products to take advantage of cost efficient alternate parts, and reduce prices with our suppliers. In 2007 and continuing into 2008, most of our products were manufactured by one vendor.

We continue to work toward reduced manufacturing costs on a unit basis. We anticipate we will be able to further decrease unit cost as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin.

For Q1 2008, gross margin as a percentage of revenues was a record 27% compared to 18% for Q1 2007. The gross margin percentage increase was mainly the result of favorable product mix from our data product revenue during the comparative periods, as we typically experience higher margins from our data products than from our phone products. We additionally experienced favorable regional mix from our revenue, as we typically experience higher margins from our Latin America and EMEA regions as compared to our Asia region.

We expect demand for our data products to remain strong in 2008, and expect the annual gross margins as a percentage of revenue to be in the low twenties. However, margins may fluctuate on an individual quarterly basis due to customer, regional, and product mix, as well as other factors.

Research and Development.

For Q1 2008, research and development was $1.1 million, compared to $1.9 million for Q1 2007, a decrease of 42%. This decrease was mainly attributable to decreases in the development of our phone products and decreased expense in outside certification test fees and outside development of prototype products in Q1 2008. As a percentage of revenues, research and development for Q1 2008 decreased to 4% from 8% in Q1 2007.

We are presently spending much of our research and development funds on the development of our next generation data products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. As we continue the development focus for our data products, we will enact cost reduction programs to lower the cost in the development of our phone products, including a strategy to outsource most of the future development for these products. We expect our expenditures to increase for the development of our data products in the remainder of 2008, but be offset by cost reductions in the development of our phone products. Accordingly, we expect our research and development expenditures to remain stable for 2008, but to reduce as a percent of revenue in 2008.

Selling, General and Administrative.

For Q1 2008, selling, general and administration expenses were $4.7 million, compared to $3.9 million for Q1 2007, an increase of 21%. This increase was mainly attributable to increased external sales commissions and collection fees of $1.6 million in Q1 2008 compared to approximately $652,000 in Q1 2007. The increased commission and collection fee expenses were in connection with revenues from Latin America. As a percentage of revenue, selling, general and administration expenses for Q1 2008 increased to 19% from 15% in Q1 2007.

Looking to the remainder of 2008, we expect our selling, general and administrative expenses to increase with the anticipated increase in revenues, but to decrease as a percentage of revenues.

Other Income (Expense).

For Q1 2008, other income (expense) was a net expense of approximately $538,000 compared to a net expense of approximately $34,000 for Q1 2007. The majority of Q1 2008’s net expense was derived from interest expense related to a loan transaction entered in 2008; we borrowed $5 million pursuant to the terms of a promissory note dated January 25, 2008. Our repayment obligations under the promissory note were secured by certain of our accounts receivable from customers in Venezuela. The promissory note bore interest at a rate of 2 percent per month subject to a minimum of 10% interest. The balance of the note at March 30, 2008 was $3.6 million. As of the date of this report, we have repaid this note in full.

Provision for Income Taxes.

For both Q1 2008 and Q1 2007, no income tax provisions were recorded. We no longer record tax benefits against net losses and have established a full reserve against all deferred tax assets. In addition, according to Internal Revenue Code regulations, we were deemed in October 2004 and March 2005 to have experienced two 50% changes in ownership during the prior three years. These changes in ownership limit the use of our net operating loss carry-forward to a specific amount each year. We may in the future experience further ownership change events, which would similarly limit use of any net operating loss carry-forwards that might otherwise be available subsequent to the date of the most recent 50% ownership changes.

Net Income (Loss).

For Q1 2008, net income was approximately $257,000 compared to a net loss of $1.2 million for Q1 2007.

Liquidity and Capital Resources

At March 30, 2008, our principal sources of liquidity included cash and cash equivalents of $3.6 million. In addition, at March 30, 2008, accounts receivable were $25.8 million. At March 30, 2008, we had negative working capital of $2.3 million.

For the three months ended March 30, 2008, we used $2.6 million of cash from operations which was derived from the net income of approximately $257,000 increased by non-cash compensation, depreciation and amortization and increases in accounts payable, offset by increases in accounts receivable and prepayments.

Investment activities provided approximately $69,000 of cash during the three months ended March 30, 2008, primarily as a result of payments made on a note receivable offset by expenditures for software and equipment. As of March 30, 2008, we did not have any significant commitments for capital expenditures.

During the three months ended March 30, 2008, cash provided by financing activities amounted to $5.7 million, as we repaid $490,000 of bank financing from December 31, 2007, and received new bank financing of $2.6 million. The new bank financing represent credit arrangements for accounts receivables secured by credit insurance or letters of credit. These financings bore interest ranging from LIBOR plus 2.5% to prime rate plus 2.0% depending on the receivable financed. Payments of principal are immediately due and payable to the bank in the amount of each payment that we receive under the pledged receivables. Additionally, we entered into a loan transaction in 2008; we borrowed $5.0 million pursuant to the terms of a promissory note dated January 25, 2008. Our repayment obligations under the promissory note were secured by certain of our accounts receivable from customers in

Venezuela. The promissory note bore interest at a rate of 2 percent per month subject to a minimum of 10% interest. During the three months ended March 30, 2008, we repaid $1.4 million of this note, and the balance of the note at March 30, 2008 was $3.6 million. As of the date of this report, we have repaid this note in full.

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

Commencing in 2007 our sales shifted from predominantly Asian countries, where commercial practices use letters of credit, to Latin American countries, where standard commercial terms are open accounts. Our largest account in 2007 was a customer in Venezuela, which does not provide letters of credit and for which we could not obtain credit insurance or secure accounts receivable financing. Accordingly, we could not borrow against our accounts receivable from this customer to pay our contract manufacturer for costs of goods sold. This problem was compounded when the Venezuelan government’s exchange control arm, CADIVI, substantially delayed payments in 2007. The delay in payment caused us to fall behind in payments to our contract manufacturer, who imposed shipment delays and stopped ordering long lead time parts in the fourth quarter. We have subsequently collected the delayed payments from 2007, made payments to the contract manufacturer, and resumed normal production levels.

Other than cash and cash equivalents our primary source of capital is borrowings which are secured by our accounts receivable. Since the beginning of the year in 2008, we have entered into several financing arrangements to address our working capital needs:

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

For 2008, we expect our revenue to exceed $100 million; our gross margin from product sales to be in the low twenties, and to be profitable. Accordingly, we expect our operational activities will be sufficient to provide liquidity to grow the business and to fund our operating expenses. However, if we fail to execute of this business plan and do not generate sufficient product sales, we will not generate sufficient gross margin to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

Because of our continuing net losses and our negative working capital position, our independent auditors, in their report on our financial statements for the year ended December 31, 2007 expressed substantial doubt about our ability to continue as a going concern.

Adoption of New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has determined that there is no material effect of SFAS No. 157 on our financial position, operations or cash flows.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Management has determined that there is no material impact on our financial position, operations or cash flows.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Interest rates from our bank credit facility are based on LIBOR and Wells Fargo’s Prime Rate at the time our receivables are financed. These rates float as market conditions change, and as such, future financings are subject to market risk. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 30, 2008, we had $3.6 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at March 30, 2008, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the three month period ended March 30, 2008, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from WNC in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from WNC were denominated in US dollars.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 30, 2008, the design and operation of such disclosure controls and procedures were effective.

(b) Changes In Internal Controls Over Financial Reporting. No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

(c) Limitations On Disclosure Controls And Procedures. Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of March 30, 2008, our disclosure controls were effective at that “reasonable assurance” level. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We have incurred significant net losses to date. We incurred a net loss of $9.0 million for the year ended December 31, 2007; a net loss of $6.6 million for the year ended December 31, 2006, and a net loss of $10.2 million for the year ended December 31, 2005. At March 30, 2008, we had an accumulated deficit of $37.4 million and a working capital deficit of $2.3 million. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving and then maintaining profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in maintaining profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

In our Latin America market, we customarily accept customer orders based on open credit terms. Due to increased sales activity from this region, we have been required to maintain a greater level of working capital and to borrow money in order to pay our manufacturer and third-party vendors. During the third and fourth quarters of 2007, slow payments from our customers in Venezuela resulted in a working capital shortfall. We were behind in payments to WNC which resulted in shipment delays that impacted our results of operations in the fourth quarter of 2007. We have entered into a distribution arrangement for Venezuela with a distributor that provides us with letters of credit for our sales made to that distributor. To the extent that current or future customers are unable or unwilling to establish letters of credit acceptable to us, we would need to have greater working capital in order to fulfill such customers’ orders. In such an event, we would be subject to greater collections risks and might be precluded from accepting large orders from these customers due to limitations on our working capital. Any inability to accept orders could harm our ability to meet our projections and reduce our revenues.

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

For the three months ended March 30, 2008, two of our customers and their affiliates accounted for approximately 58% of our revenues, of which one customer comprised approximately 33% and the other customer comprised approximately 25%. For the three months ended April 1, 2007, two of our customers and their affiliates accounted for approximately 69% of our revenues, whose orders comprised 43% and 26% of revenues, respectively. While the significant customers were not the same in each period, our results of operations have historically been supported by one or two significant customers each quarter. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

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

As of March 30, 2008, Mike H.P. Kwon, our Founder, owned approximately 11% and ComVentures owned approximately 16% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon and ComVentures, each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval.

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

On March 5, 2008 we received notice from the American Stock Exchange (“Amex”) notifying us that the staff of the Amex Listing Qualifications Department has determined that Axesstel is not in compliance with Section 1003(a)(i) and Section 1003(a)(ii) of the Amex Company Guide for failure to maintain certain minimum shareholders equity. We were afforded the right, on or before April 7, 2008, to submit a plan to Amex describing the actions that we have taken, and intend to take, in order to regain compliance with the listing standards before September 30, 2009. We submitted a plan to Amex, and Amex has accepted our plan for regaining compliance by September 30, 2009. However, if our operating results negatively deviate substantially from that plan, Amex can again take action to delist our common stock. If our common stock is delisted from Amex we would apply to have it trade on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. In addition, our common stock would become subject to the “penny stock” rules, which impose additional customer suitability and disclosure requirements on broker-dealers effecting transactions in common stock. These requirements would adversely affect the market liquidity of our common stock.

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

Item 2.	U nregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

Date: May 14, 2008	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Employment Agreement between H. Clark Hickock and Registrant, dated March 13, 2008. (1)

10.2	Separation Agreement and General Release between Mike H.P. Kwon and Registrant, dated March 13, 2008. (1)

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2008.