Form 10-Q
period 2008-06-29
AXESSTEL INC
filed 2008-08-13
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 10, 2008
Common Stock, $0.0001 per share	23,228,982 shares

Axesstel, Inc.

Form 10-Q

For the six months ended June 29, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	June 29, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,379,440	$555,301
Accounts receivable, less allowance for sales returns and doubtful accounts of $125,000 at June 29, 2008 and December 31, 2007	38,700,310	20,801,710
Inventories	1,351,232	2,535,433
Prepayments and other current assets	888,618	1,295,697

Total current assets	42,319,600	25,188,141
Property and equipment, net	1,320,000	1,694,493
Other assets:
Licenses, net	1,429,789	1,609,304
Other, net	583,559	871,059

Total other assets	2,013,348	2,480,363

Total assets	$45,652,948	$29,362,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,945,763	$22,619,976
Bank financing	10,362,347	490,000
Customer advances	181,771	286,806
Accrued commissions	2,965,742	1,645,099
Accrued royalties	1,813,000	767,000
Accrued warranties	460,000	460,000
Accrued expenses and other current liabilities	2,148,275	1,818,279

Total current liabilities	42,876,898	28,087,160

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.0001; Authorized 50,000,000 shares; 23,228,982 shares issued and outstanding at June 29, 2008 and December 31, 2007	2,323	2,323
Additional paid-in capital	39,117,703	38,939,603
Accumulated other comprehensive income (loss)	(127,103)	5,472
Accumulated deficit	(36,216,873)	(37,671,561)

Total stockholders’ equity	2,776,050	1,275,837

Total liabilities and stockholders’ equity	$45,652,948	$29,362,997

The accompanying notes are an integral part of these consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues	$31,628,976	$28,025,951	$56,265,913	$53,215,727
Cost of goods sold	23,582,519	21,446,608	41,616,998	42,064,881

Gross margin	8,046,457	6,579,343	14,648,915	11,150,846
Operating expenses:
Research and development	1,352,299	1,785,923	2,453,066	3,678,128
Selling, general and administrative	4,826,599	4,440,694	9,532,889	8,334,689

Total operating expenses	6,178,898	6,226,617	11,985,955	12,012,817

Operating income (loss)	1,867,559	352,726	2,662,960	(861,971)
Other income (expense):
Interest income and other income	(14,540)	22,906	15,348	39,536
Interest expense and other expense	(654,989)	(102,798)	(1,223,620)	(153,666)

Total other income (expense)	(669,529)	(79,892)	(1,208,272)	(114,130)

Profit (loss) before income tax provision	1,198,030	272,834	1,454,688	(976,101)
Income tax provision	—	—	—	—

Net income (loss)	1,198,030	272,834	1,454,688	(976,101)

Earnings (loss) per share
Basic	$0.05	$0.01	$0.06	$(0.04)

Diluted	$0.05	$0.01	$0.06	$(0.04)

Weighted average shares outstanding
Basic	23,228,982	22,888,982	23,228,982	22,878,267
Diluted	23,572,213	23,173,701	23,314,113	22,878,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net Income (loss)	$1,454,688	$(976,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	803,042	937,025
Stock-based compensation	178,100	331,796
Provision for inventory obsolescence	75,000	91,925
(Increase) decrease in:
Accounts receivable	(17,898,600)	371,891
Inventories	1,109,201	895,696
Prepayments and other current assets	414,624	142,564
Other assets	(60,908)	(114,093)
Increase (decrease) in:
Accounts payable	2,595,787	3,636,006
Customer advances	(105,035)	3,373,096
Accrued expenses and other liabilities	2,426,639	(7,730)

Total adjustments	(10,462,150)	9,658,176

Net cash provided by (used in) operating activities	(9,007,462)	8,682,075

Cash flows from investing activities:
Payment on note receivable	152,786	145,597
Acquisition of property and equipment	(60,957)	(164,677)

Net cash provided by (used in) investing activities	91,829	(19,080)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	2,006
Proceeds from bank financing	10,362,347	3,808,690
Repayment of bank financing	(490,000)	(13,127,450)
Proceeds from borrowings	5,000,000	—
Repayment of borrowings	(5,000,000)	—

Net cash provided by (used in) financing activities	9,872,347	(9,316,754)

Cumulative translation adjustment	(132,575)	(37,261)

Net increase (decrease) in cash and cash equivalents	824,139	(691,020)
Cash and cash equivalents at beginning of year	555,301	3,708,909

Cash and cash equivalents at end of period	$1,379,440	$3,017,889

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,027,110	$128,807
Income tax	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements of Axesstel, Inc., a Nevada corporation, and its subsidiaries (“Axesstel,” “us,” “our,” “we,” or the “Company”), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

We have established the Sunday nearest to the end of the calendar quarter to be the financial reporting date for our quarterly results and the calendar year-end for our annual results. The second quarter of the years ending December 31, 2008 and 2007 ended on June 29, 2008 and July 1, 2007, respectively.

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

Accounts Receivable

We extend credit based on evaluation of the customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The products are shipped back to the supplier and we are issued a credit or exchange from the supplier. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At June 29, 2008 and December 31, 2007, the allowance for sales returns and doubtful accounts was $125,000.

Inventories

Inventories are stated at the lower of cost or market. We review the components of the inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. Management concluded that an inventory reserve of approximately $350,000 and $275,000 was needed as of June 29, 2008 and December 31, 2007, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery and equipment	3 to 7 years
Office furniture and equipment	3 to 7 years
Software	3 years
Leasehold improvements	Life of lease, or useful life if shorter

Licenses

Licenses include the cost of a non-exclusive worldwide software technology license which allows us to manufacture both fixed wireless and mobile CDMA, WCDMA, HSDPA and HSUPA based products and to sell and/or distribute them worldwide. The licenses have no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic lives of the licenses, which management has estimated ranges from three to ten years.

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

SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. Our engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, we expense all research and development activities performed up to the commencement of the manufacturing process and have not capitalized any software costs as of June 29, 2008 and December 31, 2007. Engineering product maintenance costs incurred after the commencement of the manufacturing process are expensed as incurred.

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

During the year ended December 31, 2007, we determined that our goodwill was impaired and wrote off the carrying value of approximately $386,000. We determined there was no impairment of long-lived assets during the periods ended June 29, 2008 and July 1, 2007.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At June 29, 2008 and December 31, 2007, the allowance for sales returns and doubtful accounts was $125,000.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units are included in the cost of goods sold and recorded when revenue is recognized. All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the six months ended June 29, 2008, warranty cost amounted to approximately $256,000 and, as of June 29, 2008, we have established a warranty reserve of approximately $460,000 to cover additional service costs over the life of the warranties. During the six months ended July 1, 2007, warranty costs amounted to approximately $141,000 and, as of July 1, 2007, we had established a warranty reserve of $437,000 to cover additional service costs over the life of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the six months ended June 29, 2008 and July 1, 2007 include stock-based compensation costs of approximately $178,000 and $332,000, respectively. Following is a summary of stock-based compensation costs, by income statement classification (in thousands):

	Six Months ended June 29, 2008	Six Months ended July 1, 2007
Research and development	$45	$47
Selling, general and administrative	133	285

Total	178	332
Tax effect on share-based compensation	—	—

Net effect on net income	$178	$332

Effect on earnings per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Valuation of Stock Option Awards

We have one stock option plan under which stock options are granted to our employees and directors. Prior to September 2004, we were authorized to issue options under other option plans; however, no additional awards may now be made under such plans. During the six months ended June 29, 2008, we granted to certain of our employees and directors options to purchase 900,000 shares of our common stock at exercise prices ranging from $0.34 to $0.81 per share. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years, and vest over one to four years.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit. The Company has adopted FIN 48 as of January 1, 2007.

Earnings (loss) per Share

We utilize SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the six months ended June 29, 2008 and July 1, 2007, 2,128,468 and 3,886,058 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Numerator:
Net income (loss) attributable to common stockholders	$1,198,030	$272,834	$1,454,688	$(976,101)
Denominator:
Denominator for basic net income per share—weighted average shares	23,228,982	22,888,982	23,228,982	22,878,267
Effect of dilutive securities:
Stock options and warrants	343,231	284,719	85,131	—

Dilutive potential common stock	—	—	—	—

Denominator for diluted income per share—adjusted weighted average shares	23,572,213	23,173,701	23,314,113	22,878,267
Basic earnings (loss) per share	$0.05	$0.01	$0.06	$(0.04)

Diluted earnings (loss) per share	$0.05	$0.01	$0.06	$(0.04)

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

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income (loss)	$1,198,030	$272,834	$1,454,688	$(976,101)
Other comprehensive income (loss):
Foreign currency translation adjustment	60,041	(141,078)	(132,575)	(37,261)

Comprehensive income (loss):	$1,258,071	$131,756	$1,322,113	$(1,013,362)

Certain Risks and Concentrations

We extend credit based on evaluation of the customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Based on our risk assessment, at June 29, 2008 and December 31, 2007, the allowance for sales returns and doubtful accounts was approximately $125,000.

Our products include components subject to rapid technological change. Significant technological change could adversely affect our operating results and subject us to product obsolescence. We have return privileges with many of our suppliers and other ongoing programs to minimize the adverse effects of technological change.

During the six months ended June 29, 2008, 55% of our revenues were from two customers, comprised of 30% and 25%. At June 29, 2008, the amounts due from such customers were $6.1 million and $13.3 million, respectively, which were included in accounts receivable. During the six months ended June 29, 2008, 53% of our revenues were from customers in Venezuela and Iraq, comprised of 43% and 10%, respectively. At June 29, 2008, the amount due from customers in these countries were $15.1 million and $3.8 million, respectively. During the six months ended June 29, 2008, we purchased the majority of our products from one manufacturer. At June 29, 2008, the amount due to this manufacturer was $18.1 million.

During the six months ended July 1, 2007, 77% of our revenues were from three customers, comprised of 37%, 22% and 18%. At July 1, 2007, the amounts due from such customers were $19.8 million, $10.5 million and $4.2 million, respectively, which were included in accounts receivable. During the six months ended July 1, 2007, 70% of our revenues were from customers in Venezuela and India, comprised of 50% and 20%, respectively. At July 1, 2007, the amounts due from such customers were $28.1 million and $4.2 million, respectively. During the six months ended July 1, 2007, we purchased the majority of our products from one manufacturer. At July 1, 2007, the amount due to this manufacturer was $19.1 million.

As of June 29, 2008, we maintained assets of approximately $3.0 million at our locations in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt our operations.

Shipping and handling expenses

We include shipping and handling expenses in cost of goods sold. Shipping and handling fees included in revenues amounted to approximately $1.5 million and $923,000 for the six months ended June 29, 2008 and July 1, 2007, respectively.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

Adoption of New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has determined that SFAS No. 157 does not have a material impact on our financial position, operations or cash flows.

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

2. LIQUIDITY AND GOING CONCERN

From 2004 through 2007, we have experienced losses from operations since 2004. The proceeds from our 2005 secondary public offering provided the working capital necessary to fund the operating losses through 2007. We also structured our supply and customer relationships to minimize our working capital requirements. Under the terms of our manufacturing agreements, our contract manufacturers acquire components and manufacture finished goods to our specifications, minimizing our investment in inventory. Where possible, we require our customers to provide a letter of credit to secure their purchase orders. We then finance those accounts receivables through commercial banking arrangements.

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

At June 29, 2008, we ended the quarter with cash and cash equivalents of approximately $1.4 million, and a negative working capital of approximately $557,000. In addition, at June 29, 2008, accounts receivables were $38.7 million. Currently our only source of borrowing is secured by our accounts receivable. At June 29, 2008, these borrowings totaled $10.4 million. We intend to use this working capital financing to provide liquidity as required to fulfill orders for our products.

We expect profitability to increase as a result of the introduction of new products and an increase in sales of higher margin products. In addition, we are reducing our internal engineering and support resources as well as lease expenses. However, if we do not generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

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

3. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	June 29, 2008	December 31, 2007
Prepaid taxes	$91,275	$232,678
Prepaid insurance	72,962	164,875
Prepaid rent	68,524	228,935
Prepaid tooling	150,738	105,320
Supplier advances	87,442	48,017
Note receivable, current portion	316,842	309,297
Other	100,835	206,575

	$888,618	$1,295,697

4. INVENTORIES

Inventories consisted of the following:

	June 29, 2008	December 31, 2007
Raw materials	$1,234,677	$2,481,014
Work in process	7,083	7,889
Finished goods	459,472	321,530

	1,701,232	2,810,433
Less reserves for excess and obsolete inventories	(350,000)	(275,000)

	$1,351,232	$2,535,433

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 29, 2008	December 31, 2007
Machinery and equipment	$1,609,115	$1,664,797
Office furniture and equipment	720,147	739,774
Software	3,025,355	3,055,170
Leasehold improvements	304,081	356,380

	5,658,698	5,816,121
Accumulated depreciation	(4,338,698)	(4,121,628)

	$1,320,000	$1,694,493

6. OTHER ASSETS

Other assets consisted of the following:

	June 29, 2008	December 31, 2007
Deposits	$134,258	$156,774
Note receivable, long-term portion	81,645	241,976
Patents and trademarks, net	367,656	472,309

	$583,559	$871,059

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

The Agreement was amended again on October 2, 2007. This amendment expands the scope of our license to include rights to make, use and sell products utilizing WCDMA (Wideband Code Division Multiple Access) technology. The cost associated with this amendment was $5.5 million. Of that amount, $500,000 was payable in quarterly installments of $125,000 commencing on November 2, 2007, and $5.0 million is due in quarterly installments of $500,000 upon commencement of the manufacturing or marketing our products as “mobile” rather than fixed wireless. In addition, this amendment clarifies that the accrued license fee of $2,500,000 as of September 30, 2007 is due in equal quarterly installments of $250,000 upon commencement of the manufacturing or marketing of our products as “mobile” rather than fixed wireless. We do not presently intend to manufacture or market mobile solutions. Accordingly, we have reflected a net decrease in our license and corresponding long term liability.

HSDPA and HSUPA Licenses

In 2007, we entered into a worldwide license agreement which allows us to manufacture and sell certain HSDPA (High-Speed Downlink Package Access) and HSUPA (High-Speed Uplink Packet Access) based products. At June 29, 2008, the license fee capitalized was $275,000. This license fee may increase to $900,000 based on certain milestones being successfully completed.

All of our licenses have no fixed termination date and we have assigned an estimated life ranging from three to ten years. The licenses consisted of the following:

	June 29, 2008	December 31, 2007
Licenses	$3,775,000	$3,700,000
Accumulated amortization	(2,345,211)	(2,090,696)

	$1,429,789	$1,609,304

Amortization expense related to these licenses amounted to $254,515 and $419,100 for the six months ended June 29, 2008, and July 1, 2007, respectively. Estimated future amortization expense related to licenses at June 29, 2008 is as follows:

In Thousands
2008	$265
2009	530
2010	450
2011	110
2012	75

Total	$1,430

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 29, 2008	December 31, 2007
Lease liability	$66,835	$78,781
Accrued payroll, taxes and benefits	754,569	497,762
Accrued freight	400,000	170,000
Accrued legal and professional fees	100,000	597,000
Accrued operating expenses	826,871	474,736

	$2,148,275	$1,818,279

9. FINANCING AND NOTE PAYABLE

As of June 29, 2008 and December 31, 2007, we had outstanding loans of $10.4 million and $490,000, respectively, secured by our accounts receivable. The $490,000 loan balance from December 31, 2007 has been repaid, and the loan balance from June 29, 2008 of $10.4 million reflects financing activities from 2008. The outstanding principal balance of $10.4 million is comprised of two agreements with outstanding balances of $7.4 million and $3.0 million, respectively. The $7.4 million balance bears interest at LIBOR plus two percent and the $3.0 million balance bears interest at two percent per month. Both balances are due upon receipt of the accounts receivable that secures the respective borrowings.

We also entered into a loan transaction in 2008 whereby we borrowed $5 million pursuant to the terms of a promissory note dated January 25, 2008. Our repayment obligations under the promissory note were secured by certain of our accounts receivable from customers in Venezuela. The promissory note had an interest rate of two percent per month subject to a minimum of 10% interest. This note has been repaid in full.

10. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues by geographic region, but do not manage operations by region. Revenues by geographic region based on customer locations are as follows:

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues
Americas	$18,473,417	$19,596,553	$34,635,157	$34,207,086
Asia and Pacific Rim	2,649,884	4,070,655	2,580,834	13,496,396
Europe, Middle East, and Africa	10,505,675	4,358,743	19,049,922	5,512,245

Total revenues	$31,628,976	$28,025,951	$56,265,913	$53,215,727

11. COMMITMENTS AND CONTINGENCIES

Long-Term Operating Leases

USA: We entered into a non-cancelable operating lease for approximately 17,000 square feet of office space for our corporate headquarters and U.S. operations. The premise is located at 6815 Flanders Drive, San Diego, California. The lease term is 67 months and expires in February 2011 with a five year option to renew. The basic monthly rent ranges from approximately $30,000 to $34,000 during the remainder of the 67 month period.

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

Minimum long-term annual lease payments, in the aggregate, are approximately as follows:

Year Ending December 31,	Total Amount
2008	$528,000
2009	521,000
2010	563,000
2011	222,000
2012	153,000
Thereafter	409,000

$2,396,000

Rent expense is charged ratably over the lives of the leases using the straight line method. Rent expense incurred for short-term and long-term obligations were approximately $403,000 and $309,000 for the six months ended June 29, 2008 and July 1, 2007, respectively.

Employment and Separation Agreements

We entered into an employment agreement with H. Clark Hickock that provides severance payments if he is terminated without cause. Consequently, if we had released Mr. Hickock without cause as of June 29, 2008, the severance expense due would be approximately $330,000.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At June 29, 2008, the Company was not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). You can identify forward-looking statements by the use of words such as the words “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described below under the heading “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

History

We were founded in July 2000. In late 2002 we began performing original design manufacturing and product engineering and development for major international telecommunications companies. In December 2002, we acquired Entatel, Ltd., a South Korean company, in order to meet the engineering requirements of these projects. We changed this entity’s name to Axesstel R & D Center Co., Ltd. and then subsequently to Axesstel Korea Inc. This entity continues as our operating research and development subsidiary located in Korea.

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

In 2004, we commenced large scale product manufacturing with Wistron NeWeb Corporation (WNC). WNC presently has two high speed production lines in mainland China dedicated to high volume production, and the ability to add additional lines to match future capacity needs. We continue to work with WNC in sourcing components for our products in an effort to reduce costs, ensure the quality of the components we purchase and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders. We believe WNC provides flexibility and scalability to our manufacturing operations.

In 2005 our revenues were derived from the sale of primarily fixed wireless telephones to the Asian market, especially India. In 2006 and 2007 we worked to expand our geographic reach to customers in developing countries in Europe, Middle East and Africa (the EMEA region) as well as Latin America. In addition, we have worked to expand our product offerings to include a portfolio of higher margin data products—wireless modems and gateways—which we sell to network operators as they upgrade their infrastructure to support broadband data applications.

Recent Developments

We began 2008 with four key strategic goals:

•	stabilize revenues through customer and product diversity;

•	increase sales through localized sales teams;

•	expand our offerings of higher margin data products; and

•	achieve profitability.

We made substantial progress on each of these goals during the second quarter.

Second quarter revenues were $31.6 million, bringing revenues for six month period ended June 29, 2008 to $56.3 million. We continue to add new accounts in the EMEA region, where sales hit a record $10.5 million for the quarter. Sales to accounts in Latin America reached a near quarterly record of $18.2 million. Our GSM product line of dual band and quad band phones and terminals, which was launched in the first quarter, is being tested by network operators in Mexico, Central and South America. We expect to expand our customer base to GSM-based operators in the Americas and elsewhere in the second half of the year.

We are continuing our investment in localized sales teams, adding additional representatives in our EMEA and Latin America regions. We are in the process of expanding a localized sales team in Asia, and expect improved results from that region in the second half of 2008.

Revenues from data products during the second quarter of 2008 were a record $23.5 million, and we continue to enhance our data product offerings. In June we launched our first to market EVDO Rev. A fixed wireless phone, which delivers both voice and internet access in one device. In August 2008, we released our EU230 HSUPA Mini ExpressCard/34 wireless modem for High-Speed Uplink Packet Access (HSUPA) networks. The EU230 enables mobile broadband access to advanced HSUPA networks from any device with an ExpressCard/34 slot, USB connector, or Wi-Fi capability (using an additional Smart kit), and allows speeds of up to 7.2 megabits per second (Mbps). For the year, we expect that data products will account for approximately 60% of revenue.

During the quarter we achieved net income of $1.2 million, the highest quarterly profit in our history. For the year to date, net income is $1.5 million. Earnings per share were $.05 for the second quarter and $.06 for the six months ended June 29, 2008.

Outlook

We continue to expect revenue in 2008 to exceed $100 million, up from $82.4 million in 2007. We expect data products will contribute more than $60 million in revenues in 2008, up from $34.9 million in 2007, and will exceed phone revenues for the first time on an annualized basis. We continue to strive towards profitability based on an increase in revenues, adjustment in product mix, and streamlining of operating expenses that was implemented at the end of 2007. Although we realize profitability is highly dependent on product and customer mix, and anticipate we may not be profitable every quarter, we are committed to achieving profitability for the year.

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

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the six months ended June 29, 2008, approximately 55% of our revenues were derived from two customers, whose orders represented 30% and 25% of revenues, respectively.

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

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the warranty replacement unit is included in the cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide third party service centers to the customer for any warranty performance. Costs for these service centers are recorded to cost of goods sold. During the six months ended June 29, 2008, we recorded warranty costs of approximately $256,000 and, as of June 29, 2008, we established a warranty reserve of $460,000 to cover additional service costs over the life of the warranty. All products are tested by quality inspection prior to shipment and we have historically experienced a minimum level of defective units.

Sales Returns and Accounts Receivable Allowance

We extend credit based on evaluation of the customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. If and when products are returned, we normally exchange them or provide credits to the customer. The returned products in turn are shipped back to the third party manufacturer and we are issued a credit or exchange from the manufacturer. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At June 29, 2008, management determined that an allowance of $125,000 was necessary.

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

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. During the year ended December 31, 2007, we determined that our goodwill was impaired and wrote off the carrying value of approximately $386,000. During the six months ended June 29, 2008, management concluded that no long-lived assets were impaired.

Our intangible assets consist mainly of our license agreements, which we amortize over a three to ten year life.

Deferred Tax Assets

We periodically and at least annually evaluate the realizability of the net deferred tax assets, taking into consideration prior earnings history, actual revenue and operations, projected operating results and the reversal of temporary differences.

Stock-Based Compensation

We have adopted SFAS No. 123R (revised 2004), Share-Based Payment, (SFAS 123R) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and SFAS 123, Accounting for Stock Based Compensation, for periods beginning January 1, 2006. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) in March 2005 and Staff Accounting Bulletin No. 110 (SAB 110) in December 2007 relating to SFAS 123R. We have applied the provisions of SAB 107 and SAB 110 in our adoption of SFAS 123R.

Quarterly Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations data (in thousands) and the percentages of total revenues thereto.

($ in thousands)	Three months ended June 29, 2008		Three months ended July 1, 2007		Six months ended June 29, 2008		Six months ended July 1, 2007
Revenues	$31,629	100.00%	$28,026	100.00%	$56,266	100.00%	$53,216	100.00%
Cost of goods sold	23,583	74.56	21,447	76.52	41,617	73.96	42,065	79.05

Gross margin	8,046	25.44	6,579	23.48	14,649	26.04	11,151	20.95

Operating expenses:
Research and development	1,352	4.28	1,786	6.37	2,453	4.36	3,678	6.91
Selling, general and administrative	4,827	15.26	4,440	15.85	9,533	16.94	8,335	15.66

Total operating expenses	6,179	19.54	6,226	22.22	11,986	21.30	12,013	22.57

Operating income (loss)	1,867	5.90	353	1.26	2,663	4.74	(862)	(1.62)
Other income (expense), net	(669)	(2.11)	(80)	(0.29)	(1,208)	(2.15)	(114)	(0.21)

Profit (loss) before income taxes	1,198	3.79	273	0.97	1,455	2.59	(976)	(1.83)
Income tax provision (benefit)	—	—	—	—	—	—	—	—

Net income (loss)	$1,198	3.79%	$273	0.97%	$1,455	2.59	$(976)	(1.83)%

Three and Six Months Ended June 29, 2008 Compared to Three and Six Months Ended July 1, 2007

General.

We recorded revenues of $31.6 million in the three months ended June 29, 2008 and recorded record quarterly net income of $1.2 million. We established record revenue from our data products of $23.5 million which led to strong gross margin as a percentage of revenue of 25%. Regionally, we experienced strong revenue from the Americas of $18.5 million, record revenue from EMEA of $10.5 million, and weak revenue from Asia due to reduced phone business from this region and delays on the rollout of high speed data networks. We expect continued strength from the Americas and EMEA regions in 2008, and expect Asia to improve in the second half of 2008.

Revenues.

For the three months ended June 29, 2008, which we refer to as Q2 2008, revenues were $31.6 million compared to $28.0 million for the three months ended July 1, 2007, which we refer to as Q2 2007, representing a 13% increase. Revenues from data products were $23.5 million for Q2 2008, compared to $11.9 million for Q2 2007. In Q2 2008, our revenues were derived principally from three customers, which three customers individually represented 33%, 18%, and 17% of revenues. In Q2 2007, our revenues were derived principally from three customers, which three customers individually represented 33%, 32% and 12% of revenues.

For the six months ended June 29, 2008, revenues were $56.3 million compared to $53.2 million for the six months ended July 1, 2007, representing a 6% increase. Revenues from data products were $37.1 million for the six months ended June 29, 2008, compared to $17.0 million for six months ended July 1, 2007. In the first six months of 2008, our revenues were derived principally from two customers, which individually represented 30% and 25% of revenues. In the first six months of 2007, our revenues were derived principally from three customers, which three customers individually represented 37%, 22% and 18% of revenues.

Our objective is to expand our product portfolio for fixed wireless phone and broadband modem products in 2008, as well as to expand our customer base to reach new customers and new regions. We continue to expect that most of our sales will be to foreign customers or for products to be used in foreign countries. As we grow, we expect to become less dependent on a limited concentration of customers.

Cost of Goods Sold.

For Q2 2008, cost of goods sold was $23.6 million compared to $21.4 million for Q2 2007, an increase of 10%. The increase to cost of goods sold is largely attributable to the increase in revenues for the comparative periods. For the six months ended June 29, 2008, cost of goods sold was $41.6 million compared to $42.1 million for the six months ended July 1, 2007, a decrease of 1%. This decrease to cost of goods sold is largely attributable to the favorable product mix of data product revenue over the comparative periods. Our cost of materials declined on a per unit basis in 2008 as we were able to re-engineer our products to take advantage of cost efficient alternative parts, and reduce prices with our suppliers. In 2007 and continuing into 2008, most of our products were manufactured by one vendor.

We continue to work toward reduced manufacturing costs on a unit basis. We anticipate we will be able to further decrease unit cost as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin.

For Q2 2008, gross margin as a percentage of revenues was 25% compared to 23% for Q2 2007. For the six months ended June 29, 2008, gross margin as a percentage of revenues was 26% compared to 21% for the six months ended July 1, 2007. Both of these gross margin percentage increases were mainly the result of favorable product mix. We typically experience higher margins from our data products than from our phone products and sales of data products have accounted for an increasing percentage of our sales in 2008. We additionally experienced favorable regional mix from our revenue, as we typically experience higher margins from our Latin America and EMEA regions as compared to our Asia region.

We expect demand for our data products to remain strong in 2008. However, margins may fluctuate on an individual quarterly basis due to customer, regional, and product mix, as well as other factors.

Research and Development.

For Q2 2008, research and development expense was $1.4 million, compared to $1.8 million for Q2 2007, a decrease of 24%. This decrease was mainly attributable to decreases in the internal development of our phone products and decreased expense in outside certification test fees and outside development of prototype products in Q2 2008. As a percentage of revenues, research and development for Q2 2008 decreased to 4% from 6% in Q2 2007. For the six months ended June 29, 2008, research and development was $2.5 million, compared to $3.7 million for the six months ended July 1, 2007, a decrease of 33%. As a percentage of revenues, research and development for the first half of 2008 were 4% compared to 7% in the first half of 2007.

We are presently spending much of our research and development funds on the development of our next generation data products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. As we continue the development focus for our data products, we will enact cost reduction programs to lower the cost in the development of our phone products, including a strategy to outsource most of the future development for these products. We expect our expenditures to increase for the development of our data products in the remainder of 2008, but be offset by cost reductions in the development of our phone products. Accordingly, we expect our research and development expenditures to remain stable for 2008.

Selling, General and Administrative.

For Q2 2008, selling, general and administration expenses were $4.8 million, compared to $4.4 million for Q2 2007, an increase of 9%. This increase was mainly attributable to increased selling expense from sales commissions and collection fees of $1.5 million in Q2 2008 compared to $1.0 million in Q2 2007. The increased selling expenses were in connection with increased revenues experienced in the comparable periods and increased fees from collection efforts in Latin America. As a percentage of revenue, selling, general and administration expenses for Q2 2008 decreased to 15% from 16% in Q2 2007.

For the six months ended June 29, 2008, selling, general and administration expenses were $9.5 million, compared to $8.3 million for the six months ended July 1, 2007, an increase of 14%. This increase was mainly attributable to increased selling expense from sales commissions and collection fees of $1.4 million. The increased selling expenses were in connection with increased revenues experienced in the comparable periods and increased fees from collection efforts in Latin America. As a percentage of revenue, selling, general and administration expenses for the first half of 2008 were 17% compared to 16% in the first half of 2007.

As our revenues increase, we expect our selling, general and administrative expenses to increase, but decrease as a percentage of revenues.

Other Income (Expense).

For Q2 2008, other income (expense) was a net expense of approximately $670,000 compared to a net expense of approximately $80,000 for Q2 2007. The majority of Q2 2008’s net expense was incurred for interest expense related to various loan transactions entered in 2008; and approximately $319,000 of interest paid to our principal contract manufacturer to settle late payment fees. For the six months ended June 29, 2008, other income (expense) was a net expense of $1.2 million compared to a net expense of approximately $114,000 for the six months ended July 1, 2007. The majority of 2008’s net expense was incurred for interest expense related to various loan transactions entered in 2008; and approximately $319,000 of interest paid to our principal contract manufacturer to settle late payment fees.

Provision for Income Taxes.

For the first half of 2008 and 2007, no income tax provisions were recorded. We have not been recording tax benefits against net losses and have established a full reserve against all deferred tax assets. In addition, according to Internal Revenue Code regulations, we were deemed in October 2004 and March 2005 to have experienced two 50% changes in ownership during the prior three years. These changes in ownership limit the use of our net operating loss carry-forward to a specific amount each year. We may in the future experience further ownership change events, which would similarly limit use of any net operating loss carry-forwards that might otherwise be available subsequent to the date of the most recent 50% ownership changes.

Net Income (Loss).

For Q2 2008, net income was a record $1.2 million compared to net income of $273,000 for Q2 2007. For the six months ended June 29, 2008, net income was $1.5 million compared to a net loss of $1.0 million for the six months ended June 1, 2007.

Liquidity and Capital Resources

At June 29, 2008, we had cash and cash equivalents of $1.4 million and accounts receivable of $38.7 million. At June 29, 2008, we had negative working capital of approximately $577,000.

For the six months ended June 29, 2008, our operations used $9.0 million of cash, which was derived from the net income of approximately $1.5 million increased by non-cash compensation, depreciation and amortization and increases in accounts payable, offset by significant increases in accounts receivable commensurate with our increasing sales.

Investment activities provided approximately $92,000 of cash during the six months ended June 29, 2008, primarily as a result of payments made on a note receivable offset by expenditures for software and equipment. As of June 29, 2008, we did not have any significant commitments for capital expenditures.

During the six months ended June 29, 2008, cash provided by financing activities amounted to $9.9 million, which are the net proceeds received from borrowings and bank financing. At June 29, 2008, we had $10.4 million of outstanding financing comprised of two agreements with outstanding balances of $7.4 million and $3.0 million, respectively. The $7.4 million balance bears interest at LIBOR plus two percent and the $3.0 million balance bears interest at two percent per month. Both balances are due upon receipt of the account receivable that secures the respective borrowing.

From 2004 through 2007, we have experienced losses from operations since 2004. The proceeds from our 2005 secondary public offering provided the working capital necessary to fund the operating losses through 2007. We also structured our supply and customer relationships to minimize our working capital requirements. Under the terms of our manufacturing agreements, our contract manufacturers acquire components and manufacture finished goods to our specifications, minimizing our investment in inventory. Where possible, we require our customers to provide a letter of credit to secure their purchase orders. We then finance those accounts receivables through commercial banking arrangements.

Commencing in 2007 our sales shifted from predominantly Asian countries, where commercial practices use letters of credit, to Latin American countries, where standard commercial terms are open accounts. Our largest account in 2007 was a customer in Venezuela, which does not provide letters of credit and for which we could not obtain credit insurance or secure accounts receivable financing. Accordingly, we could not borrow against our accounts receivable from this customer to pay our contract manufacturer for costs of goods sold. This problem was compounded when the Venezuelan government’s exchange control arm, CADIVI, substantially delayed payments in 2007. The delay in payment caused us to fall behind in payments to our contract manufacturer, who imposed shipment delays and stopped ordering long lead time parts in the fourth quarter of 2007. We have subsequently collected the delayed payments from 2007, made payments to the contract manufacturer, and resumed normal production levels.

Other than cash and cash equivalents, our primary source of capital is borrowings which are secured by our accounts receivable. Since the beginning of the year in 2008, we have entered into several financing arrangements to address our working capital needs:

•

In January 2008, we entered into a distribution agreement with a third party distributor to sell our products in Venezuela. Under the terms of the distribution agreement, our customers submit their purchase orders to the distributor. The distributor then submits a purchase order to us, secured by a letter of credit. We can finance the account receivable from the distributor, and the distributor assumes the credit risk of the customer in Venezuela. Under this arrangement the distributor receives a commission for accommodating the sale. This arrangement allows us to secure commercial financing for the receivable that covers product being sold to Venezuela and eliminate risk of collection and payment delays from the Venezuelan customer.

•

In January 2008, we entered into two new commercial credit agreements with affiliates of Wells Fargo Bank. One of the credit arrangements provides working capital financing for our accounts receivable which are secured by credit insurance. The other provides working capital financing for our accounts receivable which are secured by letters of credit. At June 29, 2008 we had borrowed $7.4 million against these facilities. Our ability to borrow under these facilities is predicated upon a borrowing base of qualified accounts receivable. For 2008, we expect our revenue to exceed $100 million; our gross margin from product sales to be in the low twenties, and to be profitable. Accordingly, we expect our operating activities and our existing credit resources will be sufficient to provide liquidity to grow the business and to fund our operating expenses.

We are evaluating additional localized distribution and financing arrangements to increase our available working capital and allow us to continue to grow our business without the sale of additional debt or equity securities. However, if we fail to generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Interest rates from our bank credit facility are based on LIBOR and Wells Fargo’s Prime Rate at the time our receivables are financed. These rates float as market conditions change, and as such, future financings are subject to market risk. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 29, 2008, we had $1.4 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at June 29, 2008, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the three month period ended June 29, 2008, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from WNC in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from WNC were denominated in US dollars.

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

(a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of June 29, 2008, the design and operation of such disclosure controls and procedures were effective.

(b) Changes In Internal Controls Over Financial Reporting. No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

(c) Limitations On Disclosure Controls And Procedures. Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have determined that as of June 29, 2008, our disclosure controls were effective at that “reasonable assurance” level. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We have incurred significant net losses to date. We incurred a net loss of $9.0 million for the year ended December 31, 2007; a net loss of $6.6 million for the year ended December 31, 2006, and a net loss of $10.2 million for the year ended December 31, 2005. At June 29, 2008, we had an accumulated deficit of $36.2 million and a working capital deficit of approximately $557,000. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving and then maintaining profitability and eliminating our accumulated deficit. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations.

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

Recent changes in China’s wage laws may increase the costs of goods sourced in China and decrease our profitability.

Changes in China’s labor minimum wage and hour laws have increased the cost of labor for goods produced in that country. Following the implementation of these regulatory changes, we have seen increases in quoted prices for goods manufactured in China.

We continually work with our Chinese manufacturer as well as manufacturers in other countries to minimize our costs of goods sold. Our Chinese manufacturers are also evaluating options to reduce their costs under the new regulatory scheme. If Chinese manufacturers increase their prices as a result of changes in tax and wage laws, our cost of goods may increase, putting pressure on our gross margin and operating income.

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

For the six months ended June 29, 2008, two of our customers and their affiliates accounted for approximately 55% of our revenues, of which one customer comprised approximately 30% and the other customer comprised approximately 25%. For the six months ended July 1, 2007, three of our customers and their affiliates accounted for approximately 77% of our revenues, whose orders comprised 37%, 22% and 18% of revenues, respectively. While the significant customers were not the same in each period, our results of operations have historically been supported by one or two significant customers each quarter. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

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

As of June 29, 2008, Mike H.P. Kwon, our Founder, owned approximately 11% and ComVentures owned approximately 16% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon and ComVentures, each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval.

This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company.

Our failure to predict and comply with evolving wireless industry standards, including 3G standards, could reduce our ability to introduce and sell new products.

We must accurately anticipate evolving wireless technology standards and offer products that comply with such standards. We engineer and manufacture products that comply with several different 3G wireless standards. If our products fail to comply with any one of these or future applicable standards, our ability to introduce and sell new product could be reduced or we could be required to make costly and time-consuming engineering changes. Additionally, if a significant number of wireless operators or subscribers do no adopt the standards to which our products are engineered, then sales of such new products could be materially harmed.

We may not be able to develop products that comply with applicable government regulations.

Our products must comply with government regulations. For example, in the United States, the Federal Communications Commission, or FCC, regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to telephone networks. In addition to the federal government regulations, certain states have adopted regulations applicable to our products. Radio frequency devices, which include our modems, must be approved under the above regulations by obtaining equipment authorization from the FCC prior to being offered for sale. Regulatory requirements in EMEA, Asia and Latin America must also be met. Additionally, we cannot anticipate the effect that changes in domestic or foreign government regulations may have on our ability to develop and sell products in the future. Failure to comply with existing or evolving government regulations or to obtain timely regulatory approvals or certificates for our products could materially adversely affect our business, financial condition and results of operations or cash flows.

We have received notice from Amex that we are not in compliance with certain requirements for continued listing on the Amex exchange.

On March 5, 2008 we received notice from the American Stock Exchange (Amex) notifying us that the staff of the Amex Listing Qualifications Department determined that we were not in compliance with Section 1003(a)(i) and Section 1003(a)(ii) of the Amex Company Guide for failure to maintain certain minimum shareholders equity. We were afforded the right, on or before April 7, 2008, to submit a plan to Amex describing the actions that we have taken, and intend to take, in order to regain compliance with the listing standards before September 7, 2009. We submitted a plan to Amex. On May 5, 2008, Amex notified us that it accepted our plan for regaining compliance by September 7, 2009. However, if our operating results negatively deviate substantially from that plan, Amex can again take action to delist our common stock. If our common stock is delisted we would apply to have it trade on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. In addition, our common stock would become subject to the “penny stock” rules, which impose additional customer suitability and disclosure requirements on broker-dealers effecting transactions in common stock. These requirements would adversely affect the market liquidity of our common stock.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

AXESSTEL, INC.
(Registrant)

August 12, 2008	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer and on behalf of
the Registrant)

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and Chief Financial Officer