Form 10-Q
period 2008-09-28
AXESSTEL INC
filed 2008-11-12
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32160

AXESSTEL, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1982205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6815 Flanders Drive, Suite 210 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 625-2100

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 10, 2008
Common Stock, $0.0001 per share	23,228,982 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 28, 2008

-i-

FORWARD LOOKING STATEMENTS

In this report, unless the context indicates otherwise, the terms “Axesstel,” “Company,” “we,” “us,” and “our” refer to Axesstel, Inc., a Nevada corporation.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.” These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading “Risk Factors” and elsewhere in, or incorporated by reference into, this report.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “ believe, “ “ anticipate, “ “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These forward-looking statements reflect our expectations as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	new competitors are likely to emerge and new technologies may further increase competition;

•	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;

•	our ability to obtain future financing or funds when needed;

•	our ability to successfully obtain a diverse customer base;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	our ability to attract and retain a qualified employee base;

•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties;

•	our ability to maintain and execute a successful business strategy; and

•	we face other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the “SEC.”

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in this report and our other SEC filings. You should consider carefully the statements under “Item 1A. Risk Factors” in “Part II—Other Information” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	September 28, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,012,941	$555,301
Accounts receivable, less allowance for sales returns and doubtful accounts of $265,000 at September 28, 2008 and $125,000 at December 31, 2007	31,110,306	20,801,710
Inventories	1,344,589	2,535,433
Prepayments and other current assets	858,085	1,295,697

Total current assets	36,325,921	25,188,141
Property and equipment, net	1,123,479	1,694,493
Other assets:
Licenses, net	1,297,324	1,609,304
Other, net	437,616	871,059

Total other assets	1,734,940	2,480,363

Total assets	$39,184,340	$29,362,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,292,942	$22,619,976
Bank financing	2,852,878	490,000
Customer advances	5,375	286,806
Accrued commissions	3,218,430	1,645,099
Accrued royalties	1,863,102	767,000
Accrued warranties	460,000	460,000
Accrued expenses and other current liabilities	2,478,617	1,818,279

Total current liabilities	36,171,344	28,087,160

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.0001; Authorized 50,000,000 shares; 23,228,982 shares issued and outstanding at September 28, 2008 and December 31, 2007	2,323	2,323
Additional paid-in capital	39,230,253	38,939,603
Accumulated other comprehensive income (loss)	(435,784)	5,472
Accumulated deficit	(35,783,796)	(37,671,561)

Total stockholders’ equity	3,012,996	1,275,837

Total liabilities and stockholders’ equity	$39,184,340	$29,362,997

The accompanying notes are an integral part of these consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues	$30,051,128	$15,433,041	$86,317,041	$68,648,768
Cost of goods sold	23,598,449	11,919,325	65,215,447	53,984,206

Gross margin	6,452,679	3,513,716	21,101,594	14,664,562
Operating expenses:
Research and development	1,206,418	1,677,174	3,659,484	5,355,302
Selling, general and administrative	4,613,804	4,681,329	14,146,693	13,016,018

Total operating expenses	5,820,222	6,358,503	17,806,177	18,371,320

Operating income (loss)	632,457	(2,844,787)	3,295,417	(3,706,758)
Other income (expense):
Interest income and other income	6,404	11,618	21,752	51,154
Interest expense and other expense	(144,856)	(170,550)	(1,368,476)	(324,216)

Total other income (expense)	(138,452)	(158,932)	(1,346,724)	(273,062)

Profit (loss) before income tax provision	494,005	(3,003,719)	1,948,693	(3,979,820)
Income tax provision	60,928	—	60,928	—

Net income (loss)	$433,077	$(3,003,719)	$1,887,765	$(3,979,820)

Earnings (loss) per share
Basic	$0.02	$(0.13)	$0.08	$(0.17)

Diluted	$0.02	$(0.13)	$0.08	$(0.17)

Weighted average shares outstanding
Basic	23,228,982	22,903,982	23,228,982	22,886,839
Diluted	23,750,026	22,903,982	23,571,439	22,886,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net Income (loss)	$1,887,765	$(3,979,820)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,213,439	1,439,620
Stock-based compensation	290,650	453,457
Provision for sales returns and doubtful accounts	140,000	—
Provision for inventory obsolescence	150,000	(13,936)
(Increase) decrease in:
Accounts receivable	(10,448,596)	(1,954,967)
Inventories	1,040,844	(64,048)
Prepayments and other current assets	449,018	763,198
Other assets	(46,885)	(206,457)
Increase (decrease) in:
Accounts payable	2,942,966	9,459,076
Customer advances	(281,431)	1,614,546
Accrued expenses and other liabilities	3,059,771	(224,427)

Total adjustments	(1,490,224)	11,266,062

Net cash provided by operating activities	397,541	7,286,242

Cash flows from investing activities:
Payment on note receivable	230,570	248,048
Acquisition of property and equipment	(92,093)	(433,317)

Net cash provided by (used in) investing activities	138,477	(185,269)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	2,006
Proceeds from bank financing	2,852,878	2,965,858
Repayment of bank financing	(490,000)	(13,127,450)
Proceeds from borrowings from unrelated party	5,000,000	—
Repayment of borrowings from unrelated party	(5,000,000)	—

Net cash provided by (used in) financing activities	2,362,878	(10,159,586)

Cumulative translation adjustment	(441,256)	(100,674)

Net increase (decrease) in cash and cash equivalents	2,457,640	(3,159,287)
Cash and cash equivalents at beginning of year	555,301	3,708,909

Cash and cash equivalents at end of period	$3,012,941	$549,622

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,228,033	$248,676
Income tax	$—	$—

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

We have established the Sunday nearest to the end of the calendar quarter to be the financial reporting date for our quarterly results and the calendar year-end for our annual results. The third quarter of the years ending December 31, 2008 and 2007 ended on September 28, 2008 and September 30, 2007, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents with various commercial banks. These bank accounts are generally guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, cash balances at any single bank may be in excess of the FDIC insurance limit. The deposits are made with reputable financial institutions and we do not anticipate realizing any losses from these deposits.

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

Licenses

Licenses include the cost of a non-exclusive worldwide software technology license which allows us to manufacture both fixed wireless and mobile CDMA, WCDMA, and HSPA based products and to sell and/or distribute them worldwide. The licenses have no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic lives of the licenses, which management has estimated ranges from three to ten years.

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

SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. Our engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, we expense all research and development activities performed up to the commencement of the manufacturing process and have not capitalized any software costs as of September 28, 2008 and December 31, 2007. Engineering product maintenance costs incurred after the commencement of the manufacturing process are expensed as incurred.

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

During the year ended December 31, 2007, we determined that our goodwill was impaired and wrote off the carrying value of approximately $386,000. We determined there was no impairment of long-lived assets other than goodwill, during the periods ended September 28, 2008 and September 30, 2007.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At September 28, 2008 and December 31, 2007, the allowance for sales returns and doubtful accounts was $265,000 and $125,000, respectively.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units are included in the cost of goods sold and recorded when revenue is recognized. All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the nine months ended September 28, 2008, warranty cost amounted to approximately $320,000 and, as of September 28, 2008, we have established a warranty reserve of approximately $460,000 to cover additional service costs over the life of the warranties. During the nine months ended September 30, 2007, warranty costs amounted to approximately $240,000 and, as of September 30, 2007, we had established a warranty reserve of $425,000 to cover additional service costs over the life of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the nine months ended September 28, 2008 and September 30, 2007 include stock-based compensation costs of approximately $291,000 and $453,000, respectively. Following is a summary of stock-based compensation costs, by income statement classification (in thousands):

	Nine Months ended September 28, 2008	Nine Months ended September 30, 2007
Research and development	$69	$70
Selling, general and administrative	222	383

Total	291	453
Tax effect on share-based compensation	—	—

Net effect on net income	$291	$453

Effect on earnings per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Valuation of Stock Option Awards

We have one stock option plan under which stock options are granted to our employees and directors. During the nine months ended September 28, 2008, we granted to certain of our employees and directors options to purchase 925,000 shares of our common stock at exercise prices ranging from $0.34 to $0.85 per share. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years, and vest over one to four years.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit. The Company adopted FIN 48 as of January 1, 2007.

Earnings (loss) per Share

We utilize SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the nine months ended September 28, 2008 and September 30, 2007, 2,262,487 and 3,821,058 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Numerator:
Net income (loss) attributable to common stockholders	$433,077	$(3,003,719)	$1,887,765	$(3,979,820)
Denominator:
Denominator for basic net income per share—weighted average shares	23,228,982	22,903,982	23,228,982	22,886,839
Effect of dilutive securities:
Stock options and warrants	521,044	—	342,457	—

Denominator for diluted income per share—adjusted weighted average shares	23,750,026	22,903,982	23,571,439	22,886,839
Basic earnings (loss) per share	$0.02	$(0.13)	$0.08	$(0.17)

Diluted earnings (loss) per share	$0.02	$(0.13)	$0.08	$(0.17)

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

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income (loss)	$433,077	$(3,003,719)	$1,887,765	$(3,979,820)
Other comprehensive income (loss):	—	—	—	—
Foreign currency translation adjustment	(308,681)	(63,413)	(441,256)	(100,674)

Comprehensive income (loss):	$124,396	$(3,067,132)	$1,446,509	$(4,080,494)

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

During the nine months ended September 28, 2008, 61% of our revenues were from three customers, comprised of 30%, 21% and 10%. At September 28, 2008, the amounts due from such customers were $6.7 million, $2.5 million, and $3.9 million, respectively, which were included in accounts receivable. During the nine months ended September 28, 2008, 53% of our revenues were from Venezuela and Iraq, comprised of 42% and 11%. At September 28, 2008, the amounts due from such countries were $7.6 million and $4.0 million, respectively. During the nine months ended September 28, 2008, we purchased the majority of our products from one manufacturer. At September 28, 2008, the amount due to this manufacturer was $18.4 million.

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

As of September 28, 2008, we maintained assets of approximately $2.1 million at our locations in South Korea. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt our operations.

Shipping and handling expenses

We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to approximately $2.6 million and $1.3 million for the nine months ended September 28, 2008 and September 30, 2007, respectively.

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

2. LIQUIDITY AND GOING CONCERN

From 2004 through 2007, we have experienced losses from operations. The proceeds from our 2005 secondary public offering provided the working capital necessary to fund the operating losses through 2007. We also structured our supply and customer relationships to minimize our working capital requirements. Under the terms of our manufacturing agreements, our contract manufacturers acquire components and manufacture finished goods to our specifications, minimizing our investment in inventory. Where possible, we require our customers to provide a letter of credit to secure their purchase orders. We then finance those accounts receivable through commercial banking arrangements.

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

At September 28, 2008, we ended the quarter with cash and cash equivalents of approximately $3.0 million, and working capital of approximately $155,000. In addition, at September 28, 2008, accounts receivables were $31.1 million. Currently our only source of borrowing is a credit line secured by certain of our accounts receivable. At September 28, 2008, these borrowings totaled $2.9 million. We intend to use this working capital financing to provide liquidity as required to fulfill orders for our products.

We expect profitability to increase as a result of the introduction of new products and an increase in sales of higher margin products. For the nine months ended September 28, 2008, net income was $1.9 million compared to a net loss of $4.0 million for the nine months ended September 30, 2007. However, if we do not generate sufficient future product sales, we will not generate sufficient cash flows to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

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

3. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 28, 2008	December 31, 2007
Prepaid taxes	$16,603	$232,678
Prepaid insurance	44,630	164,875
Prepaid rent	61,798	228,935
Prepaid tooling	142,999	105,320
Supplier advances	31,981	48,017
Note receivable, current portion	320,703	309,297
Other	239,371	206,575

	$858,085	$1,295,697

4. INVENTORIES

Inventories consisted of the following:

	September 28, 2008	December 31, 2007
Raw materials	$776,095	$2,481,014
Work in process	—	7,889
Finished goods	993,494	321,530

	1,769,589	2,810,433
Less reserves for excess and obsolete inventories	(425,000)	(275,000)

	$1,344,589	$2,535,433

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 28, 2008	December 31, 2007
Machinery and equipment	$1,535,616	$1,664,797
Office furniture and equipment	707,640	739,774
Software	2,993,589	3,055,170
Leasehold improvements	276,160	356,380

	5,513,005	5,816,121
Accumulated depreciation	(4,389,526)	(4,121,628)

	$1,123,479	$1,694,493

6. OTHER ASSETS

Other assets consisted of the following:

	September 28, 2008	December 31, 2007
Deposits	$122,270	$156,774
Note receivable, long-term portion	—	241,976
Patents and trademarks, net	315,346	472,309

	$437,616	$871,059

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

The Agreement was amended again on October 2, 2007. This amendment expands the scope of our license to include rights to make, use and sell products utilizing WCDMA (Wideband Code Division Multiple Access) technology. The cost associated with this amendment was $5.5 million. Of that amount, $500,000 has been paid, and $5.0 million is due in quarterly installments of $500,000 upon commencement of the manufacturing or marketing our products as “mobile” rather than fixed wireless. In addition, this amendment clarifies that the accrued license fee of $2,500,000 as of September 30, 2007 is due in equal quarterly installments of $250,000 upon commencement of the manufacturing or marketing of our products as “mobile” rather than fixed wireless. We do not presently intend to manufacture or market mobile solutions. Accordingly, we have reflected a net decrease in our license and corresponding long term liability.

HSPA Licenses

In 2007, we entered into a worldwide license agreement which allows us to manufacture and sell certain HSPA (High-Speed Package Access) based products. At September 28, 2008, the license fee capitalized was $275,000. This license fee may increase to $900,000 based on certain milestones being successfully completed.

All of our licenses have no fixed termination date and we have assigned an estimated life ranging from three to ten years. The licenses consisted of the following:

	September 28, 2008	December 31, 2007
Licenses	$3,775,000	$3,700,000
Accumulated amortization	(2,477,676)	(2,090,696)

	$1,297,324	$1,609,304

Amortization expense related to these licenses amounted to $386,980 and $628,650 for the nine months ended September 28, 2008, and September 30, 2007, respectively. Estimated future amortization expense related to licenses at September 28, 2008 is as follows:

In Thousands
2008	$132
2009	530
2010	450
2011	110
2012	75

Total	$1,297

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 28, 2008	December 31, 2007
Lease liability	$58,992	$78,781
Accrued payroll, taxes and benefits	1,051,037	497,762
Accrued freight	497,000	170,000
Accrued legal and professional fees	100,000	597,000
Accrued operating expenses	771,588	474,736

	$2,478,617	$1,818,279

9. FINANCING AND NOTE PAYABLE

As of September 28, 2008 and December 31, 2007, we had outstanding loans of $2.9 million and $490,000, respectively, secured by our accounts receivable. The $490,000 loan balance from December 31, 2007 has been repaid, and the loan balance from September 28, 2008 of $2.9 million reflects financing activities from 2008. The $2.9 million balance bears interest at Wells Fargo Prime Rate plus 2.0% and repayment is due upon receipt of the accounts receivable that secures the respective borrowings.

We also entered into a loan transaction with an unrelated party in 2008 whereby we borrowed $5 million pursuant to the terms of a promissory note dated January 25, 2008. Our repayment obligations under the promissory note were secured by certain of our accounts receivable from customers in Venezuela. The promissory note had an interest rate of two percent per month subject to a minimum of 10% interest. This note has been repaid in full.

10. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues by geographic region, but do not manage operations by region. Revenues by geographic region based on customer locations are as follows:

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues
Americas	$16,449,259	$8,792,430	$51,084,716	$43,924,517
Asia and Pacific Rim	2,597,330	4,542,842	5,178,164	17,114,238
Europe, Middle East, and Africa	11,004,539	2,097,769	30,054,161	7,610,013

Total revenues	$30,051,128	$15,433,041	$86,317,041	$68,648,768

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

$2,396,000

Rent expense is charged ratably over the lives of the leases using the straight line method. Rent expense incurred for short-term and long-term obligations were approximately $511,000 and $481,000 for the nine months ended September 28, 2008 and September 30, 2007, respectively.

Employment and Separation Agreements

We entered into an employment agreement with H. Clark Hickock, our chief executive officer that provides severance payments if he is terminated without cause. Consequently, if we had released Mr. Hickock without cause as of September 28, 2008, the severance expense due would be approximately $330,000.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At September 28, 2008, the Company was not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under “Item 1A. Risk Factors” included in Part II of this report, and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the SEC.

Overview

General

We design, develop, manufacture and market fixed wireless voice and broadband data products for the worldwide telecommunications market. Our product portfolio includes fixed wireless desktop phones, voice/data terminals, broadband modems, and 3G gateway devices for access to voice calling and high-speed data services.

Our products have similar functionality to phones and modems that use the traditional landline telecommunications network; however, our products are wireless and can be substituted for wired phones and modems. Most of our products sold to date have been based on CDMA (3G Code Division Multiple Access) technology developed by Qualcomm Incorporated. We are increasing our focus on new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies to enhance our product offerings and expand our addressable market. In addition to the introduction of GSM and GPRS based products, we have released our initial 3G devices using High-Speed Packet Access (HSPA). We are continuing our focus on the development of data products, including broadband modems and 3G gateway devices, which represent an increasing percentage of our overall revenues.

We currently sell our products to telecommunications operators in developing countries where large segments of the population do not have telephone or internet service. To date our largest markets have been in Asia, Europe Middle East and Africa (EMEA), and Latin America, with our largest customers located in India and Venezuela. We recently commenced sales of our GSM products in Mexico and entered into a distribution agreement to distribute our products in North America.

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

In 2004, we refocused our business to concentrate exclusively on developing, manufacturing and selling our own branded and co-branded fixed wireless products. We commenced large scale product manufacturing with Wistron NeWeb Corporation (WNC). WNC presently has two high speed production lines in mainland China dedicated to high volume production, and the ability to add additional lines to match future capacity needs. We continue to work with WNC in sourcing components for our products in an effort to reduce costs, ensure the quality of the components we purchase and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders. We believe WNC provides flexibility and scalability to our manufacturing operations.

In 2004 and 2005, our revenues were derived from the sale of primarily fixed wireless telephones to the Asian market, especially India. In 2006 and 2007, we worked to expand our geographic reach to customers in developing countries in Europe, Middle East and Africa (the EMEA region) as well as Latin America. In addition, we have worked to expand our product offerings to include a portfolio of higher margin data products—wireless modems and gateways—which we sell to network operators as they upgrade their infrastructure to support broadband data applications.

We began 2008 with four key strategic goals:

1.	stabilize revenues through customer and product diversity;

2.	increase sales through localized sales teams;

3.	expand our offerings of higher margin data products; and

4.	achieve profitability.

We made substantial progress on each of these goals during the third quarter.

Third quarter revenues were $30.1 million, nearly twice the year ago quarter revenues of $15.4 million. Our revenues for the nine month period ended September 28, 2008 were $86.3 million, surpassing our total 2007 revenue of $82.4 million. We also continue to expand the diversity of our customer base. During this quarter, we won a competitive bid for our GSM phones from a large operator in Mexico. Also during the quarter we entered into an agreement to distribute our products in North America and received an initial purchase order for our MV440 EV-DO Rev. A Gateway with Wi-Fi router under that agreement.

We are continuing our investment in localized sales teams, adding additional representatives in our EMEA and Latin America regions, as well as a North America distributor. We also added a regional sales manager for our Asia region. We intend to expand our local sales team in Asia, and expect improved results from that region during 2009.

We recently completed development of products that support the Arabic language, which appears to be driving increased interest for our products in the Middle East. The launch of our GSM phone products earlier this year, led to winning a competitive bid during the quarter for a large phone order into Mexico. In August 2008, we released our EU230 Mini ExpressCard/34 wireless modem for HSPA networks. The EU230 enables mobile broadband access to advanced HSUPA networks from any device with an ExpressCard/34 slot, USB connector, or Wi-Fi capability (using an additional Smart kit), and allows speeds of up to 7.2 megabits per second (Mbps). For the year, we expect that sales of data products will account for more than 50% of our revenues.

During the quarter ended September 28, 2008, we achieved net income of $433,000. Earnings per share were $0.02 for the third quarter. For the first time in our history, we have experienced three consecutive profitable quarters. For the nine months ended September 28, 2008, net income was $1,887,765 or $0.08 for per share. This compares to a net loss of $3,979,820 or $0.17 per share for the same period last year.

Outlook

We continue to expect revenue in 2008 to exceed $100 million, up from $82.4 million in 2007. We expect data products will contribute more than $60 million in revenues in 2008, up from $34.9 million in 2007, and will exceed phone revenues for the first time on an annualized basis. We continue to strive towards profitability based on an increase in revenues, adjustment in product mix, and streamlining of operating expenses that was implemented at the end of 2007. We expect that we will be profitable for the year.

Revenues

Our product portfolio consists of fixed wireless products in four categories: desktop phones, voice/data terminals, broadband modems, and 3G gateway devices. We believe that an increasing portion of our anticipated growth will come from sales of our next generation data products, such as our fixed wireless broadband modem and 3G gateway devices, into developing and industrialized countries as demand grows for broadband data services.

We sell our products to telecommunications service providers on a fixed price-per-unit basis. Our customers in turn resell our products to end users as part of the end users’ service activation. For the nine months ended September 28, 2008, approximately 61% of our revenues were derived from three customers, whose orders represented 30%, 21% and 10% of revenues, respectively.

All of our sales are based on purchase orders or other short-term arrangements. We negotiate the pricing of our products based on the quantity and the length of the time for which deliveries are to be made. For orders involving a significant number of units, or which involve deliveries over a long period of time, we typically receive rolling forecasts or a predetermined quantity for a fixed period of time from our customers, which in turn allows us to forecast internal volume and component requirements for manufacturing. In order to minimize our collection risks, we attempt to sell to our international customers under guaranteed letters of credit or open terms secured by credit insurance. At times, we extend credit based on evaluation of the customer’s financial condition. To date, substantially all of our product sales have been to customers outside of the United States. In order to minimize foreign exchange risk, we have made all sales to date in United States dollars.

We supply our principal manufacturer, WNC, with rolling forecasts. In addition, we receive forecasts from our customers, and in turn, place orders with WNC for near-term production. Based upon our purchase orders and forecasts, WNC procures components in amounts intended to meet the near-term demand. Following receipt of our orders, WNC generally manufactures our products and delivers the finished goods to the customer’s freight forwarder in China, transferring title at that point. We generally recognize revenue upon the transfer of title to the freight forwarder.

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

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles, or “GAAP,” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Please see “Note 1 – Basis of Presentation” to our financial statements set forth in Item 1 of this report for a discussion regarding the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations data (in thousands) and the percentages of total revenues thereto.

($ in thousands)	Three months ended September 28, 2008		Three months ended September 30, 2007		Nine months ended September 28, 2008		Nine months ended September 30, 2007
Revenues	$30,051,128	100.00%	$15,433,041	100.00%	$86,317,041	100.00%	$68,648,768	100.00%
Cost of goods sold	23,598,449	78.53	11,919,325	77.23	65,215,447	75.55	53,984,206	78.64

Gross margin	6,452,679	21.47	3,513,716	22.77	21,101,594	24.45	14,664,562	21.36

Operating expenses:
Research and development	1,206,418	4.02	1,677,174	10.87	3,659,484	4.24	5,355,302	7.80
Selling, general and administrative	4,613,804	15.35	4,681,329	30.33	14,146,693	16.39	13,016,018	18.96

Total operating expenses	5,820,222	19.37	6,358,503	41.20	17,806,177	20.63	18,371,320	26.76

Operating income (loss)	632,457	2.10	(2,844,787)	(18.43)	3,295,417	3.82	(3,706,758)	(5.40)
Other income (expense), net	(138,452)	(0.46)	(158,932)	(1.03)	(1,346,724)	(1.56)	(273,062)	(0.40)

Profit (loss) before income taxes	494,005	1.64	(3,003,719)	(19.46)	1,948,693	2.26	(3,979,820)	(5.80)
Income tax provision (benefit)	60,928	0.20	—	—	60,928	0.07	—	—

Net income (loss)	$433,077	1.44%	$(3,003,719)	(19.46)%	$1,887,765	2.19%	$(3,979,820)	(5.80)%

Three and Nine Months Ended September 28, 2008 Compared to Three and Nine Months Ended September 30, 2007

General.

We recorded revenues of $30.1 million in the three months ended September 28, 2008, nearly twice the year ago quarter revenues of $15.4 million. We recorded revenues for the nine months ended September 28, 2008 of $86.3 million, surpassing our total 2007 revenue of $82.4 million. In addition, for the first nine months of 2008, revenue from data products was $48.3 million of our total revenue, compared to $26.9 million for the same period last year, representing an 80 percent year over year increase. We posted year-to-date earnings per share of $0.08, far improved over the $0.17 loss for the same period last year.

Revenues.

For the three months ended September 28, 2008, which we refer to as Q3 2008, revenues were $30.1 million compared to $15.4 million for the three months ended September 30, 2007, which we refer to as Q3 2007, representing a 95% increase. Revenues from data products were $11.2 million for Q3 2008, compared to $9.9 million for Q3 2007. In Q3 2008, our revenues were derived principally from three customers, which three customers individually represented 39%, 11%, and 11% of revenues. In Q3 2007, our revenues were derived principally from two customers, which two customers individually represented 37% and 20% of revenues.

For the nine months ended September 28, 2008, revenues were $86.3 million compared to $68.6 million for the nine months ended September 30, 2007, representing a 26% increase. Revenues from data products were $48.3 million for the nine months ended September 28, 2008, compared to $26.9 million for nine months ended September 30, 2007. In the first nine months of 2008, our revenues were derived principally from three customers, which individually represented 30%, 21% and 10% of revenues. In the first nine months of 2007, our revenues were derived principally from three customers, which three customers individually represented 37%, 19% and 19% of revenues.

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

Cost of Goods Sold.

For Q3 2008, cost of goods sold was $23.6 million compared to $11.9 million for Q3 2007, an increase of 98%. The increase to cost of goods sold is largely attributable to the increase in revenues for the comparative periods. For the nine months ended September 28, 2008, cost of goods sold was $65.2 million compared to $54.0 million for the nine months ended September 30, 2007, an increase of 21%. This increase to cost of goods sold is largely attributable to the 26% increase in revenues for the comparative periods offset by a 5% decrease to cost of goods sold attributable to the favorable product mix of data product revenue over the comparative periods. Our cost of materials declined on a per unit basis in 2008 as we were able to re-engineer our products to take advantage of cost efficient alternative parts, and reduce prices with our suppliers. In 2007 and continuing into 2008, most of our products were manufactured by one vendor.

We continue to work toward reduced manufacturing costs on a unit basis. We anticipate we will be able to further decrease unit cost as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin.

For Q3 2008, gross margin as a percentage of revenues was 21% compared to 23% for Q3 2007. For the nine months ended September 28, 2008, gross margin as a percentage of revenues was 24% compared to 21% for the nine months ended September 30, 2007. We typically experience higher margins from our data products than from our phone products. Although our Q3 2008 phone revenues as a percent of total revenues had a higher concentration when compared to Q3 2007, data products on a yearly basis have accounted for an increasing percentage of our sales in 2008. We additionally experienced favorable regional mix from our revenue, as we typically experience higher margins from our Latin America and EMEA regions as compared to our Asia region.

We expect demand for our data products to remain strong for the foreseeable future. However, margins may fluctuate on an individual quarterly basis due to customer, regional, and product mix, as well as other factors.

Research and Development.

For Q3 2008, research and development expense was $1.2 million, compared to $1.7 million for Q3 2007, a decrease of 28%. This decrease was mainly attributable to decreases in the internal development of our phone products and decreased expense in outside certification test fees and outside development of prototype products in Q3 2008. As a percentage of revenues, research and development for Q3 2008 decreased to 4% from 11% in Q3 2007. For the nine months ended September 28, 2008, research and development was $3.7 million, compared to $5.4 million for the nine months ended September 30, 2007, a decrease of 32%. As a percentage of revenues, research and development for the first nine months of 2008 were 4% compared to 8% in the first nine months of 2007.

We are presently spending much of our research and development funds on the development of our next generation data products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. As we continue the development focus for our data products, we will enact cost reduction programs to lower the cost in the development of our phone products, including a strategy to outsource most of the future development for these products. We expect our expenditures to increase for the development of our data products in the remainder of 2008, but be offset by cost reductions in the development of our phone products. Accordingly, we expect our research and development expenditures to remain stable for the balance of 2008.

Selling, General and Administrative.

For Q3 2008, selling, general and administration expenses were $4.6 million, compared to $4.7 million for Q3 2007, a decrease of 1%. As a percentage of revenue, selling, general and administration expenses for Q3 2008 decreased to 15% from 30% in Q3 2007. For the nine months ended September 28, 2008, selling, general and administration expenses were $14.1 million, compared to $13.0 million for the nine months ended September 30, 2007, an increase of 9%. This increase was mainly attributable to increased selling expense from the higher revenues experienced in the comparable periods and increased fees from collection efforts in Latin America. As a percentage of revenue, selling, general and administration expenses for the first nine months of 2008 were 16% compared to 19% in the first nine months of 2007.

As our revenues increase, we expect our selling, general and administrative expenses to increase, but decrease as a percentage of revenues.

Other Income (Expense).

For Q3 2008, other income (expense) was a net expense of approximately $138,000 compared to a net expense of approximately $159,000 for Q3 2007. The majority of Q3 2008’s net expense was incurred for interest expense related to various loan transactions entered in 2008. For the nine months ended September 28, 2008, other income (expense) was a net expense of $1.3 million compared to a net expense of approximately $273,000 for the nine months ended September 30, 2007. The majority of 2008’s net expense was incurred for interest expense related to various loan transactions entered in 2008; and approximately $319,000 of interest paid to our principal contract manufacturer to settle late payment fees.

Provision for Income Taxes.

For the nine months ended September 28, 2008 income tax provisions were approximately $61,000 for estimated Alternative Minimum Tax (AMT) payable for 2008 income. In 2007, no income tax provisions were recorded. We have not been recording tax benefits against net losses and have established a full reserve against all deferred tax assets. In addition, according to Internal Revenue Code regulations, we were deemed in October 2004 and March 2005 to have experienced two 50% changes in ownership during the prior three years. These changes in ownership limit the use of our net operating loss carry-forwards to a specific amount each year. We may in the future experience further ownership change events, which would similarly limit use of any net operating loss carry-forwards that might otherwise be available subsequent to the date of the most recent 50% ownership changes.

Net Income (Loss).

For Q3 2008, net income was approximately $433,000 compared to net loss of $3.0 million for Q3 2007. For the nine months ended September 28, 2008, net income was $1.9 million compared to a net loss of $4.0 million for the nine months ended September 30, 2007.

Liquidity and Capital Resources

At September 28, 2008, we had cash and cash equivalents of $3.0 million and accounts receivable of $31.1 million. At September 28, 2008, we had working capital of approximately $155,000.

For the nine months ended September 28, 2008, our operations provided approximately $398,000 of cash, which was mainly derived from the net income of approximately $1.9 million increased by non-cash compensation, depreciation and amortization and increases in accounts payable and accrued expense, offset by significant increases in accounts receivable commensurate with our increasing sales.

Investment activities provided approximately $138,000 of cash during the nine months ended September 28, 2008, primarily as a result of payments made on a note receivable offset by expenditures for software and equipment. As of September 28, 2008, we did not have any significant commitments for capital expenditures.

During the nine months ended September 28, 2008, cash provided by financing activities amounted to $2.4 million, which was the net proceeds from bank financing. These financings are due upon receipt of the account receivable that secures the respective borrowing, and bear interest at Bank Prime plus 2%.

From 2004 through 2007, we experienced losses from operations. The proceeds from our 2005 secondary public offering provided the working capital necessary to fund the operating losses through 2007. We also structured our supply and customer relationships to minimize our working capital requirements. Under the terms of our manufacturing agreements, our contract manufacturers acquire components and manufacture finished goods to our specifications, minimizing our investment in inventory. Where possible, we require our customers to provide a letter of credit to secure their purchase orders. We then finance those accounts receivables through commercial banking arrangements.

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

Other than cash and cash equivalents, our primary source of capital is borrowings which are secured by our accounts receivable. In January 2008, we entered into two new commercial credit agreements with affiliates of Wells Fargo Bank. One of the credit arrangements provides working capital financing for our accounts receivable which are secured by credit insurance. The other provides working capital financing for our accounts receivable which are secured by letters of credit. During the quarter, we increased our eligible credit limit to approximately $12.0 million, subject to qualified receivables and had utilized $2.9 million at September 28, 2008. Our ability to borrow under these facilities is predicated upon a borrowing base of qualified accounts receivable. These credit agreements constitute the only source of borrowing currently available to us.

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

Recent Accounting Pronouncements

Please see the section entitled “Recent Accounting Pronouncements” contained in “Note 1 – Basis of Presentation” to our financial statements included in Part I—Item 1. Financial Statements of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Interest rates from our bank credit facility are based on LIBOR and Wells Fargo’s Prime Rate at the time our receivables are financed. These rates float as market conditions change, and as such, future financings are subject to market risk. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 28, 2008, we had $3.0 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at September 28, 2008, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk.

During the three month period ended September 28, 2008, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from WNC in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from WNC were denominated in United States dollars.

We do maintain operations in Korea for which expenses are paid in Korean Won. Accordingly, we do have currency risk resulting from fluctuations between the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results.

Item 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Securities and Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of September 28, 2008, the design and operation of such disclosure controls and procedures were effective.

Changes In Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Limitations On Disclosure Controls And Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have determined that as of September 28, 2008, our disclosure controls were effective at that “reasonable assurance” level. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1—Description of Business—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the risks identified below, all of which have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. Our ability to implement our business strategy and achieve the intended operating results is also subject to additional risks not currently known to us or that we currently believe are immaterial.

If we cannot achieve and sustain profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We have incurred significant net losses to date. We incurred a net loss of $9.0 million for the year ended December 31, 2007, a net loss of $6.6 million for the year ended December 31, 2006, and a net loss of $10.2 million for the year ended December 31, 2005. At September 28, 2008, we had an accumulated deficit of $35.8 million and a working capital of approximately $155,000. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving and then maintaining profitability and eliminating our accumulated deficit.

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

Our primary target markets include Asia, EMEA, and Latin America. Our largest customer in 2007 operated in Venezuela, and we experienced long payment cycles in collecting accounts receivables due to government currency exchange controls. The long payment cycles had a significant negative impact on our working capital. As of the date of this report, we continue to receive orders from customers in Venezuela and are continuing to receive payments from Venezuelan customers. In 2008, we entered into an agreement with a distributor for Venezuela that provides us payment based upon a letter of credit to help mitigate these long payment cycles.

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

During the third and fourth quarters of 2007, we were substantially behind in our payments to WNC. WNC suspended shipments of certain products and stopped inventory purchases of components for our products because of our overdue account with them. That shipment delay impacted our results of operations for the fourth quarter of 2007 as we were unable to ship customer orders and unable to meet customer delivery requirements for new orders. We are now current in our obligations with WNC; however, any significant impact on our working capital could result in future shipment delays.

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

For the nine months ended September 28, 2008, three of our customers and their affiliates accounted for approximately 61% of our revenues, of which one customer comprised approximately 30% and the other customers comprised approximately 21% and 10%. For the nine months ended September 30, 2007, three of our customers and their affiliates accounted for approximately 75% of our revenues, whose orders comprised 37%, 19% and 19% of revenues, respectively. While the significant customers were not the same in each period, our results of operations have historically been supported by one or two significant customers each quarter. We expect that our dependence on a small number of customers will continue into the foreseeable future. At present, these customers generally purchase products from us on a purchase order basis. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

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

Our founder owns approximately 10% and ComVentures owns approximately 16% of our outstanding common stock, and each will be able to exert substantial influence over us and our major corporate decisions.

As of September 28, 2008, Mike H.P. Kwon, our founder, owned approximately 10% and ComVentures owned approximately 16% of our outstanding common stock. As a result of their respective ownership interests, Mr. Kwon and ComVentures, each will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transaction that requires stockholder approval.

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

On March 5, 2008 we received notice from the American Stock Exchange, or “Amex,” notifying us that the staff of the Amex Listing Qualifications Department determined that we were not in compliance with Section 1003(a)(i) and Section 1003(a)(ii) of the Amex Company Guide for failure to maintain certain minimum shareholders equity. We were afforded the right, on or before April 7, 2008, to submit a plan to Amex describing the actions that we have taken, and intend to take, in order to regain compliance with the listing standards before September 7, 2009. We submitted a plan to Amex. On May 5, 2008, Amex notified us that it accepted our plan for regaining compliance by September 7, 2009. However, if our operating results negatively deviate substantially from that plan, Amex can again take action to delist our common stock. If our common stock is delisted we would apply to have it trade on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. In addition, our common stock would become subject to the “penny stock” rules, which impose additional customer suitability and disclosure requirements on broker-dealers effecting transactions in common stock. These requirements would adversely affect the market liquidity of our common stock.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

See the exhibit index immediately following signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axesstel, Inc.

Date: November 11, 2008	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report