Form 10-K
period 2008-12-31
AXESSTEL INC
filed 2009-03-27
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For	the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 001-32160

AXESSTEL, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1982205
(State of Incorporation)	(I.R.S. Employer Identification No.)

6815 Flanders Drive, Suite 210 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (858) 625-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE Amex

Securities Registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of all of the common stock held by non-affiliates of the registrant, based upon the closing stock price of the common stock reported on the NYSE Amex (formerly known as the American Stock Exchange) on June 29, 2008 was approximately $11.9 million. Shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the registrant have been excluded for purposes of the foregoing calculation in that such persons may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 5, 2009 was 23,228,982.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2008 are incorporated by reference into Part III of this report.

AXESSTEL, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2008

(i)

Special Note Regarding Forward Looking Statements

In this report, unless the context otherwise requires, the terms “Axesstel,” “Company,” “we,” “us,” and “our” refer to Axesstel, Inc., a Nevada corporation and our wholly owned subsidiary Axesstel Korea, Inc.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.” These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading “Risk Factors” and elsewhere in, or incorporated by reference into, this report.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “ believe,” “ anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. The forward-looking statements in this report are based upon management’s current expectations and beliefs, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These forward-looking statements reflect our expectations as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	the likelihood that new competitors and new technologies will emerge and may further increase competition;

•	the potential for unexpected increases in operating expenses;

•	our ability to obtain future financing or funds when needed;

•	our ability to successfully obtain a diverse customer base;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	our ability to attract and retain a qualified employee base;

•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties;

•	our ability to formulate, update and execute a successful business strategy; and

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry and economic trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in this report and our other periodic and current reports that we file with the United States Securities and Exchange Commission (“SEC”). You should consider carefully the statements under “Item 1A. Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

(ii)

PART I

ITEM 1. BUSINESS

Overview

We design, develop, manufacture and market fixed wireless voice and broadband data products for the worldwide telecommunications market. Our product portfolio includes fixed wireless phones, voice/data terminals, broadband modems, and 3G gateway devices for access to voice calling and high-speed data services. We recently launched our first machine to machine (M2M) application with our AxessGuardTM security alarm system that pairs our phones or terminals with a security device.

Our products have similar functionality to phones and modems that use a traditional landline telecommunications network; however, our products are wireless and can be substituted for wired phones and modems. Most of our products sold to date have been based on 2G and 3G CDMA (Code Division Multiple Access) technology developed by Qualcomm Incorporated. We have recently released new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies to enhance our product offerings and expand our addressable market. In addition, we have released our initial 3G devices using High-Speed Packet Access (HSPA) technology. We are focusing our development efforts on data products, including broadband modems, 3G gateway devices and M2M devices, based on advanced technologies, which represent an increasing percentage of our overall revenues.

We sell our products, directly and indirectly, to telecommunications operators around the globe, principally in developing countries where large segments of the population do not have telephone or internet service. To date our largest markets have been in Europe, Middle East and Africa (EMEA), Asia and Latin America, with our largest customers located in Venezuela and India. Historically, our revenues were derived primarily from the sale of fixed wireless telephones to the Asian market, especially India. In 2006 and 2007, we expanded our geographic reach to customers in developing countries in the EMEA region, as well as Latin America. In addition, we expanded our product offerings to include a portfolio of higher margin data products—wireless modems and gateways—which we sell to network operators as they upgrade their infrastructure to support broadband data applications. In 2007, 42 percent of our revenues were derived from sales of data products. In 2008, sales of data products increased to 57 percent of our revenues.

Our product development initiatives are directed to expanding our addressable markets and increasing our sales of higher margin products. We launched 14 new products in 2008. Highlights of new product launches included a GSM phone which led to winning a competitive bid during the third quarter of 2008 for a large phone order in Mexico; our first products supporting Arabic language for sales to the Middle East; our first M2M product, a security device marketed under the AxessGuard™ brand name in Latin America; and a variety of 3G modem devices for sales to more developed regions. While we have traditionally focused our sales in developing markets, we recently entered into a distribution agreement to distribute our products in North America.

Market Opportunity

According to the International Telecommunications Union (ITU), there are 6.7 billion people in the world, but only about 50% have access to voice or data telecommunication services. In many developing countries outside of Europe and North America less than 10% of the population has basic access to voice and data services.

Telecommunications Services in Developing Areas

Developing countries within Asia, EMEA and Latin America, such as India, Indonesia, Pakistan, Philippines, Vietnam, China, Iraq, South Africa, Brazil, Venezuela and Russia, are among the world’s fastest growing emerging telecommunications markets. Within these areas, landline telecommunications networks typically are limited to densely populated urban areas because the cost of deploying landline telecommunications networks in developing areas has proven economically unfeasible. As a result, people living outside of urban areas or in unwired regions within urban areas generally do not have access to telephone or internet services. Because deployment of landline telecommunications networks in these regions has proven to be expensive, services have been limited to the wealthiest portions of the population.

Changes in the worldwide telecommunications industry, and specifically in the wireless sector of the industry, have substantially increased the economic feasibility of deploying wireless telecommunications services to developing areas.

These changes include:

•

advances in wireless technology and manufacturing which have reduced infrastructure costs for network operators and equipment costs for consumers and increased the subscriber capacity on wireless networks;

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

Wireless Transmission Standards

CDMA technology has emerged as one of the leading standards for wireless wide area networks (WWAN). CDMA is a “spread spectrum” technology, which allows multiple users to simultaneously occupy and utilize the same frequency spectrum in a given band by assigning unique logical codes to each communication channel that differentiates it from others in the same spectrum. Given the finite wireless spectrum resources available, CDMA allows more efficient sharing of the airwaves among multiple users and more dynamic network system planning for the operators than some alternative technologies.

An alternative wireless standard, GSM is the world’s most popular standard for mobile phones. The ubiquity of the GSM standard facilitates international roaming between mobile phone operators, enabling subscribers to use their phones in many parts of the world. For network service providers the GSM standard provides the ability to deploy equipment from different vendors because the open standard allows easy inter-operability.

As the GSM standard has continued to develop, it has integrated data capabilities while retaining backward compatibility with the original GSM phones. The standard was enhanced to add packet data capabilities by means of GPRS. GPRS can be utilized for services such as Short Message Service and Multimedia Message Service, but also for Internet communication services such as email and web access.

Higher speed data transmission has also been introduced by Enhanced Data rates for GSM Evolution (EDGE) which provides for increased data transmission rates and improved data transmission reliability. It is generally classified as a 2.75G network technology. EDGE has been introduced into GSM networks around the world since 2003, initially in North America. It can be used for any packet switched applications such as an Internet connection.

Newer versions of wireless network technologies, popularly known as 3G, include CDMA2000 1xEV-DO (Evolution Data Optimized). This technology improves the ability to deliver high-speed data access to wireless devices and has been designed to provide wireless access speeds comparable to a digital subscriber line, or DSL, and cable modems. Subscribers can attain wireless access to data at maximum speeds of up to 2.4Mbps (Rev.0) or 3.1Mbps (Rev.A) on CDMA2000 1xEV-DO networks.

Another widely deployed global 3G WWAN technology is known as WCDMA (Wideband CDMA). Even though WCDMA shares a lot of the similar underlying technologies as CDMA2000, WCDMA is a different WWAN technology that has primarily been adopted by GSM operators for improved spectral efficiency and more importantly, increased network capacity. WCDMA has also evolved from 384kbps to the much higher speed HSDPA (High Speed Downlink Packet Access) and HSUPA (High Speed Uplink Packet Access) capable of data speeds of up to 7.2Mbps downlink and 5.76 Mbps uplink.

Broadband Data Applications

Telecommunications service providers continually are seeking high-margin, high-growth opportunities to complement their voice-based product offerings. Providing high-speed data access to existing voice customers enables operators to increase their revenue by leveraging their current infrastructure and customer base. Historically, high-speed data access was limited to businesses that could afford to purchase expensive hardware and pay the usage charges. As network costs have declined and technology and manufacturing advancements have developed, high-speed data access has increasingly become available to residential customers. In order to implement objectives to rollout high-speed data access, carriers are seeking cost-effective technologies to allow users without existing landlines, DSL or cable connections access to high-speed data.

Telecommunications service providers deploy wireless networks based on CDMA2000 1xEV-DO or HSUPA in markets where DSL or cable modem services are not offered. Even in markets where DSL and cable modems are offered, CDMA2000 1xEV-DO and HSUPA offer comparable speeds to DSL and cable and enable operators to capture markets with the added benefit of mobility. Utilizing the latest CDMA and HSUPA transmission standards, these devices can quickly be provided with high-speed internet access and serve up a multitude of other horizontal and vertical data applications.

Products and Features

We offer fixed wireless products in five categories: fixed wireless phones, voice/data terminals, broadband modems, 3G gateway devices, and M2M security devices used for voice calling and high-speed data services in homes, retail locations, businesses, public transportation and emergency response environments.

Our new product introductions are directed toward accessing new markets and customers. We recently completed development of products that support the Arabic language, which appears to be driving increased interest for our products in the Middle East. The launch of our GSM phone products earlier this year, led to winning a competitive bid during the third quarter for a large phone order in Mexico. For more advanced networks, in August 2008, we released our EU230 Mini ExpressCard/34 wireless modem for HSPA networks. The EU230 enables mobile broadband access to advanced HSUPA networks from any device with an ExpressCard/34 slot, USB connector, or Wi-Fi (using an additional Wi-Fi adaptor), and allows speeds of up to 7.2 megabits per second (Mbps).

In addition, we recently launched our first M2M application with our AxessGuard™ security alarm system that pairs our phones or terminals with a security device.

Fixed Wireless Phones

Our fixed wireless desktop phones are designed for voice and data usage in homes, businesses and retail locations. Our phones are offered in standard, enhanced, and durable models. Currently, we offer CDMA phones that operate in each of three frequency bands: 450 MHz, 800 MHz, and 1900 MHz, and GSM phones that operate in quad-band (850/900/1800/1900 MHz).

Fixed Wireless Public Call Office Phones

We have fixed wireless public call office (PCO) phones that enable telecommunications service providers to offer telephone service for public locations that are not serviced by landline networks. Our PCO phone couples proprietary metering technology with our fixed wireless phones, which displays in real-time the calling units used by the caller.

Fixed Wireless Voice/Data Terminals

Our fixed wireless terminals offer an affordable voice and high-speed data alternative to dial-up modems for areas not covered by a landline network. Users can plug their computers into the terminal for Internet access at data rates up to 153.6 kbps. In addition, users can plug any telephone into the terminal for voice service and any analog facsimile machine into the terminal for receiving and sending facsimiles.

The following tables list some of the features included in our fixed wireless phone and terminal portfolio:

CDMA Fixed Wireless Phones and Voice/Data Terminals

●: Standard	O: Not Available	■: Optional

Model	PXQ20	PX100 Series	PX300 Series	PX400 Series	PV500 Series	TX210

Voice	●	●	●	●	●	●
SMS	●	●	●	●	●	O
Data	O	O	●	O	EV-DO Rev.A	●
LCD Backlit	●	●	●	●	●	O
Keypad Backlit	●	●	●	O	●	O
SpeakerPhone	●	●	●	●	●	O
RUIM/SIM	■	■	■	■	■	■
FM Radio	■	■	■	O	■	O
TNC Antenna	●	O	O	O	●	●
Back-up Battery	●	●	●	●	●	●

GSM Fixed Wireless Phones and Voice/Data Terminals

●: Standard	O: Not Available	■: Optional

Model	PG130	PG430	PG530	TG130	TG230

Voice	●	●	●	●	●
SMS	●	●	●	●	O
Data	■	O	■	●	●
LCD Backlit	●	●	●	O	O
Keypad Backlit	●	O	●	O	O
SpeakerPhone	●	●	●	O	O
RUIM/SIM	●	●	●	●	●
FM Radio	■	O	O	O	O
Analog Fax	O	O	O	●	O
TNC Antenna	●	O	●	●	●
Back-up Battery	●	●	●	●	●

Broadband Modems and 3G Gateways

We currently offer various lines of broadband modems and gateways based on CDMA 1xEV-DO Rev. 0 and Rev. A and HSUPA technology. Our wireless broadband modem products, including USB Modem, USB Dongle, and ExpressCard/34, allow mobile professionals to maintain productivity with secure, high-speed access to email, the Internet, data intensive files and multi-media streaming. Users can access broadband data from the home, office or while traveling, by plugging the device into their laptop or desktop. Our gateway products seamlessly combine wireless wide area networking (WWAN), Wi-Fi wireless local area network (WLAN) router and four-port Ethernet switch to provide wireless broadband data access via a plug-and-play solution that enables users to network multiple desktops and laptops.

The following tables list some of the features included in our broadband modems and 3G gateways:

Broadband Modems and 3G Gateways

●: Standard	O: Not Available	■: Optional

Model	MV100 Series	MV100N Series	MV200 Series	MU230	EU230

Voice	■	■	O	O	O
Data	EV-DO Rev.A	EV-DO Rev.A	EV-DO Rev.A	HSUPA	HSUPA
Ethernet Port	O	O	O	O	O
USB Port	●	●	USB Dongle	USB Dongle	●
Wi-Fi	O	O	O	O	O
Analog Fax	O	O	O	O	O
RUIM/SIM	■	■	■	●	●
Dual Band	■	■	■	Tri Band (UMTS), Quad Band (GSM)	Tri Band (UMTS), Quad Band (GSM)
Web Browsing	●	●	●	●	●
Back-up Battery	●	●	O	O	O

●: Standard	O: Not Available	■: Optional

Model	D Series	D Adv. Series	MV400i Series	MV400 Series	MU430	SJE10+ EU230	MV500 Series

Voice	O	●	O	O	O	O	■
Data	EV-DO Rev.0	EV-DO Rev.0	EV-DO Rev.A	EV-DO Rev.A	HSUPA	HSUPA	EV-DO Rev.A
Ethernet Port	●	●	●	●	●	O	●
USB Port	●	●	●	●	●	O	●
Wi-Fi	O	O	O	●	●	●	●
Analog Fax	O	■	O	O	O	O	O
RUIM/SIM	O	●	■	■	●	●	■
Dual Band	O	■	■	■	Tri Band (UMTS), Quad Band (GSM)	Tri Band (UMTS), Quad Band (GSM)	■
Web Browsing	●	●	●	●	●	●	●
Back-up Battery	O	●	■	■	■	●	■

M2M Solutions

Our AxessGuard™ M2M security devices are available in two versions: AGG10 (GSM) and AGX10 (CDMA). These products provide an easy-to-install, cost effective security system for residences and businesses by pairing the security device with one of our fixed wireless phones or terminals to generate an alert via SMS (Short Message Service) or phone call in the event of a security breach.

Customers

Our products are sold directly and indirectly to telecommunications service providers that provide wireless voice or data services in developing markets around the world. We sell our products on a fixed price-per-unit basis. We sell through our direct sales team, and in some countries or regions we sell through distributors. Notably, sales to our largest customers, located in Venezuela, are handled through a distributor. In the case of Venezuelan sales, we manage the relationship with the telecommunications service provider as the end customer, but direct the sales through the distributors who act in a fulfillment role, providing logistics and financing services. The following table shows the percentage of our total revenues derived from various geographic regions in each of the last three fiscal years:

	2008	2007	2006
Revenues
Asia	$5,243,104	$18,670,977	$37,542,635
EMEA	38,026,941	15,849,424	4,299,339
Latin America	64,873,051	47,882,684	53,610,255
United States and Canada	1,449,270	32,300	67,445

Total revenues	$109,592,366	$82,435,385	$95,519,674

We ended 2008 with a total of 63 customers in 52 countries. We believe that there are over 100 additional telecommunications service providers worldwide that have deployed or plan to deploy fixed wireless solutions or have deployed or plan to deploy networks that support our data product solutions.

Our principal end customers currently are Compania Anonima Nacional Telefonas De Venezuela and affiliates (CANTV), and Telefonica, S.A. and affiliates (Telefonica), each of which accounted for more than 10% of our total revenues in 2008. We supply products to CANTV and Telefonica on a purchase order basis.

Two of our largest customers in 2007 and 2008 were located in Venezuela. In 2007, we experienced substantial delays in payments for products from these customers due to government currency controls that significantly impacted our results of operations in the second half of 2007. In January 2008, we entered into a distribution agreement with a third party distributor to sell our products in Venezuela. This agreement allows us to secure commercial financing for receivables that cover products being sold in Venezuela and eliminates risk of collection and payment delays from the Venezuelan customers. However, under this agreement we are dependent on our distributor to continue to provide purchase orders and secure the payment obligation with letters of credit. The distribution agreement expired in January 2009. We continue to work with the third party distributor and continue to receive purchase orders from the distributor, but this relationship may be terminated at any time. Our international sales and operations are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. See “Risk Factors” below.

Historically, our business was developed through the sale of fixed wireless phones. Over the past three years, data products—modems, gateways, and security devices—have constituted a growing and significant portion of our revenues. The following table shows the dollar amount of revenues and the percentage of our total revenues that were generated from the sale of voice products and data products in each of the last three years.

	2008	2007	2006
Revenues from voice products	$47.5 million	$47.6 million	$69.7 million
Voice products as a percent of total revenue	43%	58%	73%
Revenues from data products	$62.0 million	$34.9 million	$25.8 million
Data products as a percent of total revenue	57%	42%	27%

We expect demand for data products to continue to grow in developing countries in 2009 and that sales of data products will represent at least 50% of our total revenue for that year.

Sales and Marketing

We sell our products, directly and indirectly, to telecommunications service providers worldwide. The telecommunications service providers sell our products to their customers under the Axesstel brand name. We generally do not sell our products direct to consumers or on a retail basis.

Our sales strategy is to “localize” our direct sales force, and put our sales team close to the customer. We divide our sales group in three principal regions: Americas, EMEA and Asia. We expanded our sales and marketing team from 14 at the beginning of the year to 17 as of December 31, 2008, consisting of employees and consultants who are located in the United States, Korea, Singapore, India, Mexico, Guatemala, Venezuela, England, Holland and Spain. We supplement our presence in Africa, Asia, Eastern Europe, Latin America and the Middle East through the hiring of local sales representatives or agents.

In some regions we sell our products through distributors. We currently have distributor relationships for regions in North America, Latin America and Africa. Under these arrangements the distributor purchases the product from us, and resells the products to telecommunications service providers in those regions.

We manage our sales in Venezuela, our largest market, through a distributor. Under the distribution arrangement for Venezuela our direct sales team manages the relationship directly with the telecommunications service provider. However, the customer directs its purchase order to the distributor. The distributor, in turn, submits a purchase order to us and secures their payment obligation with a letter of credit. While we retain sales and revenue development under this agreement, we receive two principal services from the distributor. First, the distributor provides logistics services, including warehousing and transportation services for products shipped to Venezuela. Second, we can secure commercial financing for the account receivable for products sold to the distributor and eliminate the risk of collection and payment delays from the end customer. During 2008, we had a distribution agreement with the distributor for Venezuela, however that agreement expired in January 2009. We continue to work with the distributor and receive purchase orders from the distributor, but this relationship may be terminated at any time.

Manufacturing

Since 2004 we have used Wistron NeWeb Corporation (WNC), a third party contract manufacturer, to provide large scale product manufacturing for substantially all of our products. WNC provides us with a variety of manufacturing services, including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery services.

WNC generally procures all raw materials, and holds work-in-process and finished goods inventory for our products. We believe outsourcing through WNC provides us with flexibility and allows us to:

•	focus on research and development, design, sales and marketing;

•	realize economies of scale;

•	access high-quality manufacturing resources and personnel;

•	scale production rapidly;

•	reduce working capital investment; and

•	reduce capital equipment costs and equipment obsolescence risk.

Our manufacturing agreement with WNC is designed to allow us to fulfill high-volume orders with short lead-times. We manage our relationship with WNC to focus on improvements in design-for-manufacturing, test procedures, quality, cost optimization and production scheduling. WNC presently has two high speed production lines in mainland China dedicated to high volume production, and the ability to add additional lines to match future capacity needs. We work with WNC to source components for our products in an effort to reduce costs, ensure the quality of the components we purchase and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders. We believe WNC provides flexibility and scalability to our manufacturing operations.

In the third quarter of 2005, we opened a manufacturing facility in Korea. As we entered 2006, our production volumes for this facility did not support the overhead. During the third quarter of 2006 we sold our Korean manufacturing center to a third party, BroadTel Inc. (BTI), and formed an outsourcing agreement with BTI to build our low volume, high mix products. This relationship allowed us to reduce our fixed costs as well as focus more of our internal resources on design and development.

Our agreements with our contract manufacturers are a key component of our working capital financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. Under the terms of our supply agreements with WNC and BTI, we submit purchase orders for finished goods. Our manufacturers purchase and maintain inventories of components and subassemblies against a rolling forecast of orders that we provide to them on a monthly basis. We only take goods into inventory when the finished goods are delivered to us and title and risk of loss transfers. Because we generally order finished goods upon receipt of an order from our customer, finished goods are typically shipped directly from our manufacturer to the customer. As a result, we generally do not hold the goods in inventory. Occasionally we experience a cancellation of a customer order, and the customer refuses shipment. Under the terms of our agreements with our manufacturers, we can defer delivery of goods for certain proscribed periods of time. During that time, we will attempt to sell the goods to another customer. If we are unsuccessful in selling them before the deferral period expires, the manufacturer delivers the finished goods to us and we take the goods into inventory.

We are evaluating options to enter into additional manufacturing relationships with other manufacturing partners in low labor cost regions. The purpose of any such relationship would be to allow us to increase and diversify our manufacturing capacity, lower our unit costs and enhance our ability to service our end customer.

Research and Development

We focus our research and development efforts on developing innovative fixed wireless high-speed solutions to address opportunities provided by next generation wireless networks. In late 2007, we restructured some of our workforce and reduced headcount. As part of that restructuring, we have increased our use of outsourced design and engineering services, particularly with respect to our phones and lower end commodity products.

We launched 14 new products in 2008, designed to expand our addressable market or introduce higher margin solutions for our existing customer base. Highlights of recent product development initiatives include:

•	Launching our GSM based phones and securing initial orders.

•	Extending our 3G modem line with the MV200 Series wireless broadband USB dongle.

•	Releasing our EU230 Mini ExpressCard/34 wireless modem for HSPA networks

•	Releasing our MU430 HSUPA Wi-Fi Gateway plug-and-play desktop networking device

•	Releasing SJE10 HSUPA Wi-Fi Gateway with ExpressCard/34.

•	Releasing products that support the Arabic language for sale in the Middle East.

•	Securing the initial order for our first M2M product: the AxessGuard™ security alarm system.

As of December 31, 2008, we had 34 engineers, 26 of which are located in our South Korean research and development center, seven based in our San Diego facility, and one in Hong Kong. Our engineers are categorized into the following groups: hardware, mechanical, and software. For the years ended December 31, 2008, 2007, and 2006, our research and development expenses were $4.8 million, $7.1 million and $5.9 million, respectively. The decrease in 2008 was mainly attributable to decreases in the internal development of our phone products and decreased expense in outside certification test fees and outside development of prototype products.

Intellectual Property

We protect our intellectual property through a combination of patents, trademarks, trade secrets, licenses, non-disclosure agreements and contractual provisions. Generally, we enter into non-disclosure and confidentiality agreements with our employees, consultants and third parties that have access to our proprietary technology.

Licenses

In November 2000, we entered into a license agreement with Qualcomm under which we were granted a worldwide, nonexclusive, royalty-bearing license to Qualcomm’s CDMA technology to make, sell and lease fixed wireless CDMA and WCDMA-based products. In February 2005, we amended the license agreement to expand the scope of the license and to allow us to make, use and sell certain mobile CDMA based products in addition to fixed wireless CDMA based products. In October 2007, we further amended the license agreement to expand the scope of our license to include rights to make, use and sell products utilizing WCDMA (Wideband Code Division Multiple Access) technology. Qualcomm may terminate the license agreement if we materially breach the license agreement and such breach is not cured.

We have also entered into various software agreements with Qualcomm to license its software to use with our products that incorporate Qualcomm’s CDMA technology. These agreements are effective so long as the license agreement discussed in the paragraph above is effective. We intend to purchase additional software from Qualcomm that would be required for our newly proposed products.

We have also acquired licenses from other vendors where we use those vendor’s microprocessor chipsets in our products. In some cases we rely on our contract manufacturers or third party component suppliers to procure the necessary licenses for the use of the chipsets. The wireless industry has experienced significant litigation in recent years concerning intellectual property rights to wireless chipset design and essential intellectual property rights for wireless communications. We attempt to secure all license rights we believe are necessary to properly manufacture and sell our products. However, given the fragmented nature of intellectual property rights in this area, it is impracticable to provide absolute assurance that we have all requisite license rights for our current or future products. Moreover, as we continue to develop additional products to meet changing standards in the wireless industry, we expect that we will need to acquire additional license rights.

Patents

We have filed patent applications and received patents in the United States and foreign jurisdictions covering certain aspects of our products. We cannot be certain that any patent application we may file will result in the issuance of a patent. Even if a patent is issued, we cannot be certain that it will be sufficiently broad as to permit us to effectively prohibit others from effectively competing against us. From time to time, we may encounter disputes over rights and obligations concerning intellectual property. While we believe that our product and service offerings do not infringe the intellectual property rights of any third party, we cannot guarantee that we will prevail in any intellectual property dispute.

Competition

The market for fixed wireless products is highly competitive and we expect competition to increase. We primarily compete against established companies such as LG Electronics, Inc., Huawei Technologies Co., Ltd., and ZTE Corporation. As we expand our product lines, such as our entry into the M2M market, we will face competition from additional established companies. In addition, there is always potential for new competition to enter our target markets.

We believe that we compete principally on the basis of design functionality, reliability, quality, price and ease of deployment, installation and use. We believe that we compete favorably with our competitors based on these factors. Historically our products have been recognized by consumers for their functionality, including reliability and performance. With our entrance into more developed countries we are increasing our focus on design to appeal to the aesthetic tastes of the end customer. Over the past few years, the telecommunications market has been marked by decreasing prices. We constantly work to reduce our product costing, but recognize that some cost savings will be tied to economies of scale and our sales volumes will not always allow us to be the low cost provider.

Many of our current and future competitors may have, and all of the competitors named above do have, significantly greater financial, technical and marketing resources as well as greater purchasing power than we do. These greater resources may allow these competitors to obtain better manufacturing prices and efficiencies than we have. Some of our competitors offer bundled end-to-end packages, which may be more appealing to network operators seeking to use a single supplier of both phones and infrastructure. Although we believe we compete effectively in our markets, remaining competitive will require substantial investments by us to continue to develop innovative products at reduced costs. We cannot guarantee that we will be able to compete successfully.

Employees

As of December 31, 2008, we had a total of 71 full-time employees, up from 63 at the beginning of the year. Of the 71 employees, 18 are located in the United States, 52 are located in South Korea, and one is located in Holland. In the United States, seven are involved in product design and development, eight are involved in general and administrative functions, and three are involved in sales and marketing. In South Korea, 26 of our employees are involved in product design and development, 19 are involved in operations, five are involved in administration, and two are involved in sales and marketing. In Holland, our one employee is involved in sales and marketing.

At December 31, 2008, we had a total of 14 consultants, 11 performing sales activities, two performing administrative functions, and one performing product development.

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

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the Investor Relations section of our website at www.axesstel.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, ethics code and board of directors’ committee charters are also posted within this section of the website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A. RISK FACTORS

Our ability to implement our business strategy and achieve our intended operating results is subject to a number of risks and uncertainties, including the ones identified below, and additional risks not currently known to us or that we currently believe are immaterial.

The impact of the current economic climate and tight financing markets may impact consumer demand for our product, our customer’s ability to finance new networks, and our ability to secure financing to support the manufacture and sale of our products.

All of our sales are derived from, and we are dependent on, the wireless telecommunications industry. In addition, a substantial portion of our sales are derived from customers in developing countries. The impact of the current economic climate and the tight financial markets on demand for our products is unclear. If consumer demand declines, we will experience reduced sales.

We depend on telecommunications operators to roll out new networks and upgrade existing network infrastructure to drive demand for our products. If those operators determine that consumer demand will not support, or that they are unable to finance, new network rollouts or product launches, sales of our products may decline. Because of our limited working capital, we rely on a combination of credit terms from our contract manufacturers and credit security from our customers and distributors to minimize our working capital requirements. We depend upon open credit terms from our contract manufacturers to produce goods for sale to our customers. WNC, our principal contract manufacturer, has notified us that their credit lines are being reviewed. Any change in our credit terms with them could impact our ability to produce goods to meet customer orders.

The current economic and financial condition may also impact the ability of our customers to provide credit security for their orders. We rely on that credit security, usually in the form of credit insurance or a letter of credit, to immediately finance the account receivable from the customer. We then use the proceeds from the account receivable financing to pay our contract manufacturers within the terms of their open credit policy. In

2008 we entered into credit agreements with affiliates of Wells Fargo, and a distribution agreement with Brightstar, to support the financing of our customer accounts receivable. Our credit arrangements with Wells Fargo and Brightstar have expired. In the case of Wells Fargo, we are attempting to negotiate new arrangements. In the case of Brightstar we are continuing to receive orders from them secured by letters of credit, but that arrangement can be terminated at any time. If, as a result of the current financial crisis, our customers are unable to secure credit insurance or a letter of credit to secure their account with us, we may be unable to fill purchase orders submitted to us and our sales and results of operations may decline.

We depend on our distributor Brightstar Corporation to provide letters of credit to support our sales of products to customers in Venezuela, which accounted for 41% of our revenues in 2008.

For 2007 and 2008, sales to telecommunications service providers in Venezuela accounted for 43% and 41% of our revenues, respectively. In 2007 the government in Venezuela nationalized the telephone company. While we continued to receive orders for products, we experienced substantial delays in payments from Venezuelan customers in 2007. Those delays resulted in us falling delinquent in payments to WNC, our principal manufacturer, and shipment delays that substantially impaired our results of operations for the fourth quarter of 2007.

In early 2008, we entered into a distributor agreement with Brightstar Corporation pursuant to which we direct sales from Venezuelan customers through Brightstar. Brightstar takes the purchase order from the customers, and issues a purchase order to us at a discount from the purchase price for the end customer. Under the terms of the distributor agreement, Brightstar secures its payment obligation to us with a letter of credit which we can finance immediately, eliminating delays and collection risk. That agreement expired in January 2009; however we have continued to work with Brightstar and receive and process purchase orders from Brightstar.

Brightstar Corporation may, in its discretion, reject any particular purchase order from our customer, change the pricing discount at which it is willing to purchase our products, or terminate the distributor relationship at any time. If Brightstar Corporation refuses to accept a purchase order from our customer, we can accept the order directly or arrange for another distributor to accept the purchase order. If we cannot identify another distributor, or find another option to finance the account receivable, we do not presently have the working capital necessary to fulfill our current level of business to Venezuela on open terms. Consequently, if Brightstar Corporation were to modify the manner in which it distributes our products, we may have to substantially reduce the amount of business we do with customers in Venezuela.

If we cannot sustain profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

Although we had net income of $1.4 million for the year ended December 31, 2008, we incurred significant losses in prior years including a net loss of $9.0 million for the year ended December 31, 2007, and a net loss of $6.6 million for the year ended December 31, 2006. At December 31, 2008, we had an accumulated deficit of $36.3 million and had working capital of $241,000. Sustaining profitability will require us to maintain our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in maintaining profitability and improving our working capital position.

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

As of the date of our most recent audit, we had cash and cash equivalents of $1.7 million and working capital of $241,000. We generated annual net income for the first time in our history in 2008. Nonetheless, we face several risks in our efforts to sustain that profitability. The worldwide economic downturn may impact our ability to generate sufficient revenues to meet our cash flow needs and the downturn could cause liquidity to be strained because of reduced availability of bank financings and other methods of raising capital. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

We depend in substantial part on the adoption and acceptance of fixed wireless telecommunications in developing countries and regions to create demand for our products.

Our target customers are large telecommunications service providers who are establishing and operating wireless networks in developing countries and regions where demand for basic telephone service has grown substantially in recent years and where the cost of building a wireless telecommunications infrastructure is preferable to a traditional wire line infrastructure. We sell our products to these service providers, who in turn resell our products to their customers, the end users, to use over the service providers’ telecommunications networks. The economies in many of these countries are fragile and are subject to significant change based on world events. This results in unpredictable demand for our products. If demand for wireless infrastructure in these countries does not continue to increase, if the service providers elect to develop traditional landline infrastructure instead of fixed wireless infrastructure or if the service providers are unable to finance network expansion and fixed wireless products, demand for our products will not develop. Even if these service providers elect to develop fixed wireless infrastructure, demand for our products will not develop if the service providers are unable to sell their services and our products to the end users at affordable prices.

In addition, in some instances, service providers purchase our products from us and resell the products to their end users at reduced prices in order to establish a service relationship with those users. If such telecommunications service providers do not continue to subsidize the purchase of our products and if the end users cannot afford to purchase our products on their own, our revenues may decline.

Our international sales and operations subject us to various risks associated with, among other things, foreign laws, policies, economies and exchange rate fluctuations.

All of our international sales and operations are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. These risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	changes in a specific country’s or region’s political or economic conditions, particularly in developing countries, where substantially all of our customers are located;

•	difficulties in complying with foreign regulatory requirements applicable to our operations and products;

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

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

We believe that our operating results may fluctuate substantially from quarter-to-quarter and year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this “Risk Factors” section:

•	our current reliance on large-volume orders from only a few customers;

•	the propensity of our customers to order on a purchase order basis;

•	variability between customer and product mix;

•	changes in our pricing policies or those of our competitors;

•	the introduction of new products or product enhancements by us or our competitors;

•	changes in the terms of our arrangements with customers or suppliers;

•	ability of our customers to accurately forecast demand for our products by their end users;

•	general economic conditions in developing countries which are in our target markets;

•	the timing of final product approvals from any major customer;

•	delays or failures to fulfill orders for our products on a timely basis;

•	the ability of our customers to obtain letters of credit that are satisfactory to us and our ability to confirm them in a timely manner;

•	our inability to forecast our manufacturing needs;

•	delays in the introduction of new or enhanced products by us or market acceptance of these products;

•	our ability to finance our working capital needs;

•	change in the financial position of our manufacturers;

•	the availability and cost of raw materials and components for our products;

•	limited use of our net operating loss carry-forwards;

•	an increase in product warranty returns or in our allowance for doubtful accounts; and

•	operational disruptions, such as transportation delays or failures of our order processing system.

Our results for any particular quarter or year may be positively or negatively impacted by the timing or occurrence of any of these events. Consequently, period-to-period comparisons of our operating results may not be a meaningful indication of the condition or trend of our business, and you should not rely on them as an indication of our future performance. Because our business is subject to variability, our operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly.

An increasing portion of our business has shifted to sales under open credit terms, which increases our need for working capital and may create difficulties in the collection of our accounts receivable.

Our sales in different geographic regions have typically followed commercial practices for those regions. Our primary target markets include Asia, EMEA, and Latin America. We have experienced long payment cycles that have had a significant negative impact on our working capital.

In our Asia and EMEA markets, we customarily accept customer orders based on prepayment terms or letters of credit. This reduces our working capital requirements because we are able to quickly collect payment for the products that we deliver and pay our third-party manufacturers and vendors. If there are any discrepancies with the documents presented by the manufacturers, the freight forwarder or us, it may cause the letters of credit to be invalid or payment to be delayed. If a letter of credit is issued late or we experience problems collecting on letters of credit, shipments will be delayed, which may cause us to miss our quarterly financial projections.

In our Latin America market, most customer orders are based on open credit terms. In the second half of 2007, slow payments from our customers in Venezuela resulted in a working capital shortfall, which resulted in shipment delays from WNC and impacted our results of operations in the fourth quarter of 2007. In 2008, we entered into a distribution agreement for Venezuela with a distributor that provides us with letters of credit for our sales made to that distributor, but that agreement may be terminated at any time. To the extent that current or future customers or distributors are unable or unwilling to establish letters of credit acceptable to us and our finance provider, we would be forced to sell on open account or decline the order. Any sales on open account would require us to have greater working capital in order to fulfill such customers’ orders. In such an event, we would be subject to greater collections risks and might be precluded from accepting large orders from these customers due to limitations on our working capital. Any inability to accept orders could harm our ability to meet our projections and reduce our revenues.

We depend on a single third-party manufacturer to produce substantially all of our products.

We currently rely on WNC to manufacture almost all of our products. As a result, we are subject to risks affecting WNC’s business. Such risks include delays in WNC’s manufacturing process, disruptions in its workforce or manufacturing capabilities, capacity constraints, quality control problems and compliance by WNC with import and export restrictions of the United States and foreign countries. In connection with the current financial crisis, WNC has notified us that their credit lines are being reviewed. We do not know at this point whether there will be any change, or the extent to which any change would impact the amount or terms of credit that WNC provides to us. Any limitation in the credit they extend to us may impact our ability to fulfill customer orders. In addition, if our business grows, WNC may need to make additional capital expenditures, which it may choose not to do. Any of these risks could result in a delay of quality products being shipped to our customers, which could negatively impact our revenues, our reputation and our competitive position in our industry.

We expect to continue to rely primarily on a limited number of third-party manufacturers to produce our products. Our reliance on third party manufacturers exposes us to a number of risks that are beyond our control, including:

•	unexpected increases in manufacturing costs;

•	interruptions in shipments if a third-party manufacturer is unable to complete production in a timely manner;

•	interruptions in shipments for an extended period of time due to acts of God, war, terrorism, earthquakes, tsunamis, typhoons, damaging winds or floods or a recurrence of widespread pandemic;

•	interruptions in manufacturing and shipments for an extended period of time due to, among other reasons, shortages of electricity or water;

•	inability to control quality of finished products, delivery schedules, and manufacturing yield;

•	inability to control production levels and to meet minimum volume commitments to our customers;

•	inability to maintain adequate manufacturing capacity;

•	inability to secure adequate volumes of components in a timely fashion or at expected prices;

•	unwillingness of our current or future manufacturing suppliers to provide sufficient credit to support our sales;

•	manufacturing delays due to lack of financing, availability of parts, labor stoppages, disruptions or political instability in the region; and

•	scarcity of shipping containers.

All of our products purchased from WNC are made on a purchase order basis and WNC is not obligated to accept any purchase order on the terms we request or at all.

We currently purchase all of our products from WNC on a purchase order basis. WNC is not obligated to accept any purchase order we submit and may elect not to supply products to us on the terms we request, including terms related to specific quantities, pricing or timing of deliveries. If WNC were to refuse to fulfill our purchase orders on terms that we request or on terms that would enable us to recover our expenses and make a profit, we may lose sales or experience reduced margins, either of which would adversely affect our results of operation. Further, if WNC were to cease manufacturing our products on acceptable terms, we might not be able to identify and secure the services of a new third-party manufacturer in a timely manner or on commercially reasonable terms.

During the third and fourth quarters of 2007, we were substantially behind in our payments to WNC. WNC suspended shipments of certain products and stopped inventory purchases of components for our products because of our overdue account with them. That shipment delay impacted our results of operations for the fourth quarter of 2007 as we were unable to ship customer orders and unable to meet customer delivery requirements for new orders. Any significant decline in our working capital could cause us to fall behind with WNC and result in future shipment delays, disrupting our ability to deliver product to our customers.

We rely on third party providers of components and subassemblies for our products, and if they fail to provide timely quality products, our business and reputation could be harmed.

Our products are comprised of a number of components and subassemblies which we or our manufacturers purchase from third parties. Some of those components and subassemblies are complex and may contain defects in design, materials or workmanship. We receive product warranties from the suppliers of these components and subassemblies. However, any interruption in supply, design or manufacturing defects in those components or subassemblies could cause us to delay or lose sales, or result in product recalls which could damage our financial position and business reputation. In addition, our access to those components and subassemblies is subject to the third party supplier’s decisions concerning production volumes and length of time to offer a product. Any decision by a subcomponent or subassembly supplier to reduce production or terminate production for a component or subassembly that we use could force us to pay more for the components or subassemblies, or redesign our products to use different components or subassemblies.

We rely on limited or sole sources for many of our components.

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

We utilize a rolling forecast of demand, which we and WNC, our primary manufacturer, use to determine our component requirements. Lead times for ordering components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand for and availability of a component at a given time. If our forecasts are less than our actual requirements, WNC or any other third-party manufacturer that we use in the future, may not be able to manufacture products in a timely manner. If we cannot produce our products in a timely manner, the liquidated damages provisions in some of our contracts with our customers may require us to sell our products at a loss. If our forecasts are too high, we and our manufacturer may build excess inventory. In addition, we may be unable to use the components that were purchased based on our forecasts. The cost of the components tends to drop rapidly as volumes increase and technologies mature. Therefore, if we or WNC are unable to use components purchased based on our forecasts, our cost of producing products may be higher than our competitors due to an oversupply of higher priced components. Excess components or inventory will tie up working capital and cause us to incur storage and other carrying costs, which may cause us to borrow additional funds that may not be available on commercially reasonable terms. Further, excess components or inventory not used or sold in a timely manner may become obsolete causing write-offs or write-downs, which could seriously harm our results of operations.

We may decide or be forced to stock inventory of components or finished product.

Historically, we have made an effort not to maintain an inventory of our products or components and subassemblies. Instead, we produce products only on receipt of orders from our customers, and our principal contract manufacturers maintain an inventory of components and subassemblies. In addition, under the terms of our agreements with our manufacturers, we can delay receipt of finished goods for a specified period. However, if a customer cancels an order and we cannot identify a new purchaser for that product, we may be forced to acquire the inventory from our manufacturer and hold it in our inventory. In addition, for competitive reasons or because of delays in the supply chain, we may be forced to stock additional components or finished product. This may require substantial working capital, which would be costly and might be unavailable, or may cause us to incur storage and other carrying costs. The inventory we stock might become obsolete, requiring us to write it off and sustain a loss, which could be substantial.

We rely on a small number of customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the year ended December 31, 2008, two of our customers and their affiliates accounted for approximately 48% of our revenues; orders from these customers comprised approximately 31% and 17% of revenues, respectively. For the year ended December 31, 2007, three of our customers and their affiliates accounted for approximately 69% of our revenues; orders from these customers comprised 32%, 20% and 17% of revenues, respectively. For the year ended December 31, 2006, three of our customers and their affiliates accounted for approximately 57% of our revenues; orders from these customers comprised 24%, 19% and 14% of revenues, respectively.

If we lose one or more of our significant customers or if one or more of our significant customers scales back its orders, and we are unable to replace the sales of our products to other customers, our revenues may decline significantly and our results of operations may be negatively impacted.

Our goal is to continue to expand our customer base so that we are less reliant on a few significant customers. We are attempting to develop other geographic markets for our products and services, including other regions in the Americas and EMEA, while still maintaining and expanding our volume of sales to our existing significant customers. We can make no assurance, however, that we will succeed in diversifying our customer base, developing other geographic markets or in becoming less reliant on a small number of customers. Failure to diversify our customer base and become less reliant on a small number of customers subjects us to more risk in the event that one or more of our significant customers stops or reduces it purchases of our products.

A substantial portion of the products we sell are sold on a purchase order basis. Although these purchase orders are generally not cancelable, customers may decide to delay or cancel orders, which could negatively impact our revenues.

At present, our customers generally purchase products from us on a purchase order basis. As a result, we generally carry little backlog and have limited visibility into the long term purchasing plans of our customers. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we would have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

If we do not compete effectively in the fixed wireless telecommunications market, our revenues and market share will decline.

The markets for fixed wireless products are highly competitive, and we expect competition to increase. As we develop new products we anticipate increased competition from well funded competitors. These competitors may be able to:

•	more accurately predict the new or emerging technologies desired by the market;

•	respond more rapidly than we can to new or emerging technologies;

•	respond more rapidly than we can to changes in customer requirements;

•	devote greater resources than we do to sales or research and development efforts;

•	offer vendor financing for their products;

•

promote their products more effectively, including selling their products at a loss in order to obtain market share or bundling their products with other products that we do not offer in order to promote an end-to-end solution for their customers that we cannot match; and

•

obtain components and manufacture and sell products at lower prices as a result of efficiencies of scale or purchasing power, thereby rendering our products non-competitive or forcing us to sell our products at reduced gross margins.

If we are not successful in continuing to win competitive bids, in enhancing our products and customer relationships and in managing our cost structure so that we can provide competitive prices, we may experience reduced sales and our market share may decline.

We may not be able to compete effectively against larger and better capitalized competitors.

Larger and better capitalized competitors such as LG Electronics, Inc., Huawei Technologies Co., Ltd. and ZTE Corporation have significantly greater penetration in key markets than we do. Economies of scale allow these competitors to offer product pricing and related incentives that we may be unable to match. Our target customers are large telecommunications service providers serving developing countries and regions where demand for basic telephone service has grown substantially in recent years. Our competitors may be better positioned to pursue opportunities in those developing countries. Dominance in certain key markets may serve to effectively “lock out” competitors, including us, and may allow these larger competitors to achieve and maintain higher profit margins in those markets than they could otherwise. These profit margins may allow these larger competitors to subsidize expansion efforts in geographic areas in which we operate and in which we are substantially dependent for a significant portion of our revenue.

We expect to experience competitive pricing pressure for our products, which may impair our revenue growth, gross margins and ability to sustain profitability.

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

Historically, a substantial portion of our revenues have been derived from sales of fixed wireless telephones. Sales prices for comparably featured telephones have declined over the past several years. Furthermore, the wireless telecommunications industry generally is subject to rapid technological change, with increased product functionality and rapid product obsolescence. Prices for basic mobile handsets have dropped significantly. Falling prices of mobile wireless handsets could cause them to be more economically competitive with our products and may result in decreased demand for our fixed wireless telephones.

We will need to develop new products and features to meet the changing needs of our customers in order to be successful.

The wireless telecommunications market is characterized by rapid technological advances, evolving industry standards, changing customer needs and frequent new product introductions and enhancements. To maintain and increase our revenues, we must develop and market new products and enhancements to existing products that keep pace with advancing technological developments and industry standards and that address the needs of our customers and their end users. The process of developing new technology and products is complex, uncertain and expensive, and success depends on a number of factors, including:

•	predicting market acceptance of new technology platforms;

•	proper product definition;

•	component cost;

•	resolving technical hurdles and obtaining appropriate product certifications as required by our customers;

•	timely completion and introduction to the market;

•	differentiation from the products of our competitors; and

•	market acceptance of our products.

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

From time to time we evaluate potential acquisitions which, if consummated, may subject us to additional risks and uncertainties, and may result in substantial dilution to our stockholders.

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

Evaluating potential acquisitions can be expensive and require significant management resources without significant return unless the acquisitions are completed successfully. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	failure to adequately integrate operations or obtain anticipated operative efficiencies;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting costs as a result of the rules and regulations related to the Sarbanes-Oxley Act of 2002.

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer.

For most of our products, we rely upon a license and chipsets from Qualcomm Incorporated for CDMA technology that is critical to our products.

Substantially all of the products we have sold to date are based on proprietary CDMA technology that we license from Qualcomm. Our non-exclusive license from Qualcomm does not have a specified term and may be terminated by us or by Qualcomm for cause or upon the occurrence of specified events, If we were to lose access to this licensed technology, we would be forced to acquire rights to, or otherwise develop, other non-infringing technology.

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

Our products are complex and must meet stringent customer and end user requirements. In addition, we regularly introduce new products and designs. Although our products are examined and tested prior to release, these tests cannot uncover all problems that may occur once our products are widely deployed to end users. As a result, we have limited experience as to the long-term performance attributes of our products and whether they will develop errors or defects in the future. If errors or defects are discovered and we are unable to promptly correct those errors or defects, we could experience the following, any of which would harm our business:

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

We may experience long sales cycles for our products.

Our sales cycle depends on the length of time required for adoption of new technologies in our target markets. At times, orders for our products are tied to the rollout of new infrastructure by the telecommunications service providers, the precise timing of which is subject to financing, construction and other delays beyond our control. The period between our initial contact with a potential customer and that customer’s decision to purchase our products is relatively long. The evaluation, testing, acceptance, proposal, contract negotiation, funding and implementation process can extend over many months. It generally takes us between three and six months to complete a sale to a customer; however in certain instances the sales cycle may be substantially longer. As a result, we may not be successful in forecasting with certainty the sales that we will make in a given period.

If our sales cycle unexpectedly lengthens in general or for one or more large orders, the timing of our revenues could be delayed and results of operations could be negatively impacted in any quarter. Therefore, quarter to quarter comparisons of our revenues may not necessarily be meaningful, and these comparisons should not be relied upon as indications of future performance. Further, sales cycles that are longer than we expect likely will harm our ability to generate sufficient cash to cover our working capital requirements for a given period.

We must expand our customer base in order to grow our business.

To grow our business, we must fulfill orders from our existing customers, obtain additional orders from our existing customers, develop relationships with new customers and obtain and fulfill orders from new customers. The number of telecommunications service providers operating fixed wireless networks, and therefore the number of our prospective customers, is limited. We cannot guarantee that we will be able to develop relationships with additional telecommunications service providers and other customers and obtain purchase orders from those customers. Further, even if we do obtain purchase orders from additional telecommunications service providers, there is no guarantee that those orders will be for product quantities or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling the orders. Whether we will be able to obtain additional orders for our products will depend on a number of factors, including:

•	the continued acceptance of fixed wireless products;

•	the growth in our target markets of wireless infrastructure;

•	whether any of our customers require us to grant exclusivity or impose other restrictions on our ability to market our products to other carriers in the same geographic region at competitive prices;

•	our ability to manufacture reliable products at competitive prices that have the features that are required by our customers and the end users of those products; and

•	our ability to expand relationships with existing customers and to develop relationships with new customers that will lead to additional orders for our products.

Any failure to maintain sales through agents and other third-party resellers, distributors and manufacturers of complementary technologies could harm our business.

To date, we have sold our products to our customers through our direct sales force with significant involvement from senior management and, when desirable or required by the laws of a particular jurisdiction or a prospective customer, through local agents and a network of other third parties, such as resellers, distributors and manufacturers of complementary technologies. We rely on these agents and third parties to assist us in providing customer contacts and marketing our products directly to potential customers. When working with agents, we may enter into exclusive arrangements that preclude us from using another agent or making sales directly in a particular territory, which could harm our ability to develop new customer relationships. Certain agents and other third parties are not obligated to continue selling our products, and they may terminate their arrangements with us at any time. Our ability to increase our revenues in the future may depend in large part on our success in developing and maintaining relationships with these agents, distributors and other third parties. Any failure to develop or maintain our relationships with these third parties and any failure of these third parties to effectively market our products could harm our business, financial condition and results of operations.

If we are unable to attract and retain key personnel necessary to operate our business, our ability to develop and market our products successfully could be harmed.

We have a small employee base and depend substantially on our current executive officers and management. The loss of key employees or the inability to attract or retain qualified personnel, including engineering, finance, accounting, sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products, and damage the market’s perception of us. Our success also may depend on our ability to identify, attract and retain additional qualified management, engineering and sales and marketing personnel. In particular, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications. Competition for qualified engineers is intense, especially in San Diego, California, where our headquarters are located, and in Seoul, South Korea, where our research and development center is located. If we lose the services of a significant number of our engineers and cannot hire and integrate additional engineers, our ability to develop our products and implement our business strategy could be harmed.

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

As we expand our product lines or develop new uses for our products, these products or uses may be outside the protection provided by our current patent applications and other intellectual property rights. In addition, if we develop new products or enhancements to existing products, there is no guarantee that we will be able to obtain patents to protect them. Even if we do receive patents for our existing or new products, these patents may not provide meaningful protection. In some countries outside of the United States, patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for violations of patents. As a result, protecting intellectual property in these countries is difficult and our competitors may successfully sell products in those countries that have functions and features that infringe on our intellectual property.

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

Our competitive position could be seriously damaged and we may incur substantial expenses if we become party to lawsuits alleging that our products infringe the intellectual property rights of others.

Other companies, including our competitors, may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. As a result, our products may be found to infringe the intellectual property rights of others. In the event of a successful claim of infringement against us, and if we are unable to license the infringed technology or our current licenses do not contain adequate indemnification or warranties to cover the claim, our business and operating results could be adversely affected, resulting in reduced or negative gross margins, harm to our reputation if we are unable to provide remedies to our customers and general harm to our competitive position in the marketplace.

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

In addition, it is possible that our customers or end users may seek indemnity from us in the event that our products are found or alleged to infringe upon the intellectual property rights of others. Any such claim for indemnity could result in substantial expenses to us that could harm our operating results.

Failure to adequately protect our trademark rights could cause us to lose market share and cause our sales to decline.

We sell our products under our brand name, Axesstel. We use our brand name to compete in the fixed wireless telecommunications market. We have expended significant resources promoting our brand name, and we have three registered trademarks in the United States and have applied for and received a number of trademarks in developing countries where we sell our products. However, registration of our brand name trademark will not necessarily deter or prevent unauthorized use by others. If other companies use our brand name, consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with our brand name. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline. Even if we identify an infringement of our brand or trademarks, asserting a claim may be costly and time consuming.

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

A large amount of our common stock is held by a small number of stockholders and our common stock is thinly traded.

A small number of our current stockholders hold a substantial number of shares of our common stock that they may sell in the public market. In addition, our common stock is thinly traded and any significant sales of our common stock may cause volatility in our common stock price. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders sell a large number of our shares, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise capital in the future.

In addition, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. As a result of their actions or inaction our stock price may decline.

Our failure to predict and comply with evolving wireless industry standards, including 3G standards, could reduce our ability to introduce and sell new products.

We must accurately anticipate evolving wireless technology standards and offer products that comply with such standards. We engineer and manufacture products that comply with several different 3G wireless standards. If our products fail to comply with any one of these or future applicable standards, our ability to introduce and sell new products could be reduced or we could be required to make costly and time-consuming engineering changes. Additionally, if a significant number of wireless operators do not adopt the standards to which our products are engineered, then sales of such new products could be materially harmed.

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

We are not currently in compliance with certain requirements for continued listing on the NYSE Amex exchange.

On March 5, 2008, we received a notice from the American Stock Exchange (now known as the NYSE Amex) notifying us that the staff of its listing qualifications department had determined that we were not in compliance with Section 1003(a)(i) and Section 1003(a)(ii) of the Amex Company Guide (now known as the NYSE Amex Company Guide) for failure to maintain certain minimum stockholders equity. Under the terms of the notice, we had until April 7, 2008, to submit a plan describing the actions that we have taken, and intend to take, in order to regain compliance with the listing standards before September 7, 2009. We submitted such plan of compliance, and on May 5, 2008, NYSE Amex accepted our plan.

Even though our plan was accepted and our common stock continues to be listed on NYSE Amex, we are subject to periodic review to determine if we are making progress consistent with our plan. If our operating results negatively deviate substantially from our plan, or we are not in compliance by September 7, 2009, we will be subject to delisting proceedings. If our common stock is delisted from NYSE Amex we would apply to have it trade on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board may experience more limited trading volume and exhibit wider spreads between the bid/ask quotation. In addition, our common stock would become subject to the “penny stock” rules, which impose additional customer suitability and disclosure requirements on broker-dealers effecting transactions in common stock. These requirements would adversely affect the market price and liquidity of our common stock.

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

•	our directors may fill vacancies on our board of directors;

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

Market Information.

Our common stock is listed on NYSE Amex (formerly known as the American Stock Exchange) under the symbol “AFT.” The following table sets forth the high and low sales prices as reported by NYSE Amex for each period indicated.

	High	Low
2008
First Quarter	$0.49	$0.20
Second Quarter	0.97	0.32
Third Quarter	1.05	0.61
Fourth Quarter	0.71	0.26
2007
First Quarter	$2.24	$1.52
Second Quarter	1.84	1.24
Third Quarter	1.44	0.85
Fourth Quarter	1.15	0.19

On March 5, 2008, we received notice from the American Stock Exchange (now known as the NYSE Amex) notifying us that the staff of its listing qualifications department determined that we were not in compliance with Section 1003(a)(i) and Section 1003(a)(ii) of the Amex Company Guide (now known as the NYSE Amex Company Guide). Specifically, the staff noted that our stockholder’s equity was less than $2,000,000 and losses from continuing operations and net losses were incurred in two out of our three most recent fiscal years, and that our stockholder’s equity was less than $4,000,000 and losses from continuing operations and/or net losses were incurred in three out of our four most recent fiscal years.

Under the terms of the notice, we had until April 7, 2008, to submit a plan describing the actions that we have taken, and intend to take, in order to regain compliance with the listing standards before September 7, 2009. We submitted such plan of compliance, and on May 5, 2008, NYSE Amex accepted our plan. Even though our plan was accepted and our common stock continues to be listed on NYSE Amex, we are subject to periodic review to determine if we are making progress consistent with our plan. If our operating results negatively deviate substantially from our plan, or we are not in compliance by September 7, 2009, we will be subject to delisting proceedings. See the risk factor entitled “We are not currently in compliance with certain requirements for continued listing on the NYSE Amex exchange,” under Item 1A. Risk Factors of Part I, above.

Holders.

As of March 5, 2009, the stockholders’ list for our common stock showed approximately 1,204 registered stockholders and 23,228,982 shares of common stock issued and outstanding.

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

Sales of Unregistered Securities.

None.

Repurchases of Equity Securities.

We did not repurchase any shares of our common stock during the year ended December 31, 2008.

Equity Compensation Plans Information.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2009 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2008, and is incorporated in this report by reference.

Performance Graph.

The following graph compares our performance over the past five years with the performance of the Amex Composite Index, the Nasdaq Telecommunications index and the RDG Technology Composite index.

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

Year Ended December 31, (in thousands, except earnings (loss) per share)	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS DATA:
Revenues	$109,592	$82,435	$95,520	$94,666	$62,565
Gross margin	$26,271	$17,586	$15,274	$10,251	$6,715
Total operating expenses	$23,065	$26,327	$22,176	$17,928	$14,406
Operating income (loss)	$3,206	$(8,740)	$(6,902)	$(7,676)	$(7,690)
Net income (loss)	$1,419	$(9,024)	$(6,636)	$(10,201)	$(8,270)
Basic earnings (loss) per share	$0.06	$(0.39)	$(0.29)	$(0.51)	$(0.91)
Diluted earnings (loss) per share	$0.06	$(0.39)	$(0.29)	$(0.51)	$(0.91)
Shares used in basic per share calculation	23,229	22,932	22,721	20,183	9,123
Shares used in diluted per share calculation	23,555	22,932	22,721	20,183	9,123

	2008	2007	2006	2005	2004
BALANCE SHEET DATA:
Cash and cash equivalents	$1,662	$555	$3,709	$9,162	$7,525
Working capital	$241	$(2,899)	$6,234	$9,331	$(392)
Total assets	$34,931	$29,363	$52,721	$36,551	$24,991
Long-term liabilities	$—	$—	$3,069	$2,500	$2,629
Total stockholders’ equity	$2,784	$1,276	$9,498	$15,461	$3,124

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of words such as the words “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

Overview

We design, develop, market and manufacture fixed wireless voice and broadband data products for the worldwide telecommunications market. Our product portfolio includes fixed wireless phones, voice/data terminals, broadband modems, 3G gateway devices, and M2M security devices for access to voice calling and high-speed data services.

Our products have similar functionality to phones and modems that use a traditional landline telecommunications network; however, our products are wireless and can be substituted for wired phones and modems. Most of our products sold to date have been based on 2G and 3G CDMA (Code Division Multiple Access) technology developed by Qualcomm Incorporated. We are increasing our focus on new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies to enhance our product offering and expand our markets. In addition to the introduction of GSM and GPRS based products, we have increased our focus on the development of data products, including broadband modems, 3G gateway devices and M2M devices, which represent an increasing percentage of our overall revenues

We currently sell our products to telecommunications operators in developing countries where large segments of the population do not have telephone or internet service. To date our largest markets have been in Asia, EMEA, and Latin America, with our largest customers located in Venezuela and India. During the third quarter of 2008, we began selling our GSM products in Mexico and entered into a distribution agreement to distribute our products in North America. We ended 2008 with a total of 63 customers in 52 countries.

History

We were founded in July 2000. In late 2002 we began performing original design manufacturing and product engineering and development for major international telecommunications companies. In December 2002, we acquired Entatel, Ltd., a South Korean company, in order to meet the engineering requirements of these projects. We changed this entity’s name to Axesstel R & D Center Co., Ltd., and then subsequently to Axesstel Korea Inc. This entity continues as our operating research and development subsidiary located in Korea.

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

Recent Developments

By all accounts, 2008 was a turnaround year for the company. We began 2008 with negative working capital. Because of our delinquent account, WNC our primary contract manufacturer was holding shipments and had suspended purchases of long lead time components.

During 2008 we focused on the execution of four key strategic goals:

•	stabilize revenues through customer and product diversity;

•	increase sales through localized sales teams;

•	expand our offerings of higher margin data products; and

•	achieve profitability.

We achieved each of our goals for 2008.

Revenues for 2008 were $109.6 million, surpassing our revenues for 2007 of $82.4 million by $27.2 million or approximately 33%. We continued to service our largest customers in Venezuela and sales to those customers accounted for 41% of total revenues for the year. We also expanded the diversity of our customer base. We achieved significant penetration in the EMEA region growing revenue 140% year over year to $38.0 million and 35% of total revenue. With the launch of our GSM compatible product line, we began sales to operators with GSM networks including a large operator in Mexico. We finished the year with 63 customers.

We are continuing our investment in localized sales teams, adding additional representatives in our EMEA and Latin America regions, as well as a North America distributor. We also added a regional sales manager for our Asia region. We intend to expand our local sales team in Asia, and expect improved results from that region during 2009.

We launched 14 new products in 2008, designed to expand our addressable market or introduce higher margin solutions for our existing customer base. Highlights of recent product development initiatives include:

•	Launching our GSM based phones and securing initial orders.

•	Extending our 3G modem line with the MV200 Series wireless broadband USB dongle.

•	Releasing our EU230 Mini ExpressCard/34 wireless modem for HSPA networks

•	Releasing our MU430 HSUPA Wi-Fi Gateway plug-and-play desktop networking device

•	Releasing SJE10 HSUPA Wi-Fi Gateway with ExpressCard/34.

•	Releasing products that support the Arabic language for sale in the Middle East.

•	Securing the initial order for our first M2M product: the AxessGuard™ security alarm system.

Sales of data products grew 78% to $62.0 million in 2008, and contributed 57% of total revenue for the year.

For the year ended December 31, 2008, we achieved net income of $1.4 million and earnings per share was $0.06. For the first time in our history, we had a profitable year of operations. With a focus on data products, as well as increased margins on phone products, we posted overall gross margins of 24%. We also reduced operating expenses by $3.3 million for the year. As a result, we improved from a net loss of $9.0 million last year to net income of $1.4 million in 2008, representing a $10.4 million year-over-year improvement.

Notwithstanding these successes, we faced several operating challenges in 2008. We continued to experience significant customer concentration where two customers accounted for 48% of our sales. While sales in EMEA and Latin America were solid, sales to Asia were substantially below our expectations, declining from $18.7 million in 2007 to $5.2 million in 2008. Customers in that region continue to be price sensitive, with average selling prices and potential profit margins decreasing substantially each year. During 2008, we continued to be conservative in our pricing, electing not to pursue bids where we did not see the opportunity for reasonable gross margins.

Outlook

In 2009, we intend to execute on the same business fundamentals that achieved our aggressive 2008 turnaround.

We are entering 2009 with our most comprehensive product portfolio to date, including a full line of data and voice products for 2G and 3G GSM and CDMA networks. This portfolio enables us to address more emerging markets globally, such as expanding our footprint in the Americas with our new lines of GSM phones and modems as well as our HSUPA (High-Speed Uplink Packet Access) enabled devices for high speed internet access and data transfer. We also anticipate significant opportunities for AxessGuard™, our new M2M security alarm system that can be integrated with a simple download to our installed base of over three million phone and/or terminal device users.

However, the uncertainties related to the global economic slowdown and the disruption in the financial markets has impacted our visibility on the business outlook. Weakening economic conditions, particularly in developing countries, may result in decreased demand for our products. In addition, we rely on credit from our contract manufacturer to produce goods for sale, and the ability of our customers or distributors to provide suitable credit or credit enhancement to enable us to immediately finance the account receivable from the customer. We then use the proceeds from the account receivable financing to pay our contract manufacturers. WNC has notified us that their credit lines are being reviewed. Any change in our credit terms with them could impact our ability to produce goods to meet customer orders. We also may experience changes in our ability to finance our accounts receivable. Our credit arrangements with Wells Fargo and Brightstar have expired. In the case of Wells Fargo, we are attempting to negotiate new arrangements. In the case of Brightstar we are continuing to receive orders from them secured by letters of credit, but that arrangement can be terminated at any time. See “Liquidity and Capital Resources” below.

Over the past three years our revenues and operating results been subject to significant variations from quarter to quarter because of the timing or receipt of orders from customers, or our financial position and ability to ship products. We have improved our financial position, increased our customer base, and expanded our addressable market through the addition of new products. Issues related to worldwide consumer demand for goods, and the ability of our manufacturers and telecommunications service providers to finance their operations and growth may cause further disruptions in demand for our products. We expect that our quarterly results of operations will continue to be subject to significant variations over the next fiscal year. We are attempting to address any decline in revenues through focus on sales to new customers as well as sales of new products.

If we can continue to secure product from our contract manufacturers in sufficient quantities and secure financing of customer and distributor payment obligations, we believe that our existing capital will be sufficient to finance our operations for 2009. Based on currently available information, management believes 2009 revenues will again exceed $100 million and currently expects to achieve annual profitability based on the turnaround accomplished in 2008.

Revenues

Our product portfolio consists of fixed wireless products in five categories: fixed wireless phones, voice/data terminals, broadband modems, 3G gateway devices, and M2M security devices. Over the past three years our revenues have shifted from principally voice products to voice and data products. We believe that sales of our next generation data products, such as our fixed wireless broadband modem and 3G gateway devices, into developing and industrialized countries as demand grows for broadband data services will continue to comprise more than 50% of our revenues for 2009.

We sell our products directly and through third party distributors to telecommunications service providers around the globe. Revenues are recorded at the prices charged to the telecommunications service provider or, in the case of sales to distributors, at the price to the distributor. Our products are sold on a fixed price-per-unit basis. The telecommunications service providers resell our products to end users as part of the end users’ service activation.

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

Research and Development

Research and development expenses consist primarily of salaries and related expenses for engineering personnel, facility expenses, employee travel, fees for outside service providers, prototype development, test fees and depreciation of developmental test equipment for software, mechanical and hardware product development. We are increasingly focusing our internal research and development on data products, seeking areas where product differentiation will provide value to our customers and provide protection on pricing.

Recently we have undertaken more outsourcing of our product development efforts. These third party development agreements generally provide for one of two types of payments. In some agreements we pay a non-recurring engineering fee for the development services against performance of specified milestones. Under these agreements we expense the non-recurring engineering fee to research and development expense as it is incurred. In some contractual arrangements we pay a royalty, generally calculated as a percentage of net sales price, to the third party developer. This may be in addition to, or in lieu of, any non-recurring engineering fee. In these cases, the royalty payments are charged to costs of goods sold in the period in which the revenue from the sale of the product is recognized.

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

Critical Accounting Policies and Estimates

Management believes that the most critical accounting policies important to understanding its financial statements and financial condition are its policies concerning Accounts Receivable, Revenue Recognition and Warranty Costs.

With respect to our Accounts Receivable policy, management exercises its judgment in establishing allowances for sales returns and doubtful accounts based on historical write-off percentages and information collected from individual customers. Several factors make these allowances significant to our financial position. We have traditionally experience high customer concentration, resulting in large accounts receivable from individual customers. The determination of the credit worthiness of these customers and whether or not an allowance is appropriate could have a significant impact on our results of operations for any quarter. Similarly, we have operated on gross margins of 21% to 24% over the past two years. Accordingly, increases or decreases in allowances for doubtful accounts or sales returns may have significant impact on profitability.

With respect to Revenue Recognition, we recognize revenue on sales when ownership and title pass to the customer. Because our sales are characterized large orders from time to time, the timing of when the revenue is recognized may have a significant impact on result of operations for any quarter or annual period. In addition, for some sales contracts, we provide warranty replacement units ranging from 1 to 2 percent of total units shipped. The costs related to these units are included in costs of goods sold at the time that the revenue for the shipment is recognized. For other orders we provide a limited warranty, generally for a period of one year from purchase or initialization of the product. We establish a warranty reserve based on management’s estimates of anticipated service and replacement costs over the term of outstanding warranties for any given period. Management’s estimates are based on historical warranty experience. However, we are aggressively expanding our product offerings, and frequently introduce new products to the market. In addition, our products are comprised of components acquired from third party suppliers, which are manufactured and assembled to our specifications by contract manufacturers. As a result, we may have limited experience from which to establish an estimate for an applicable warranty reserve. Any significant increase in warranty reserve, may have a substantial impact on our results of operations. Please see “Note 1 – The Company and its Significant Accounting Policies” to our financial statements for a more complete discussion of the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

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

	Year Ended December 31,
($ in thousands)	2008		2007		2006
Revenues	$109,592	100.0%	$82,435	100.0%	$95,519	100.0%
Cost of goods sold	83,321	76.0%	64,849	78.7%	80,245	84.0%

Gross margin	26,271	24.0%	17,586	21.3%	15,274	16.0%

Operating expenses
Research and development	4,798	4.4%	7,090	8.6%	5,878	6.2%
Selling, general and administrative	18,267	16.7%	18,850	22.9%	15,233	15.9%
Impairment of assets	—	—%	386	0.4%	1,065	1.1%

Total operating expenses	23,065	21.1%	26,326	31.9%	22,176	23.2%

Operating income (loss)	3,206	2.9%	(8,740)	(10.6)%	(6,902)	(7.2)%
Other income (expense), net	(1,651)	(1.5)%	(284)	(0.3)%	266	0.3%

Income (loss) before income taxes	1,555	1.4%	(9,024)	(10.9)%	(6,636)	(6.9)%
Income tax provision	136	0.1%	—	—%	—	—%

Net Income (loss)	$1,419	1.3%	$(9,024)	(10.9)%	$(6,636)	(6.9)%

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

General

We finished 2008 with record revenues of $109.6 million and achieved our first full year of profitability with net income of $1.4 million, compared to revenues of $82.4 million and a net loss of $9.0 million in 2007. We established record revenues from our data products, leading to record gross margins of 24%. Regionally, we established record revenues from the Americas and EMEA, but were disappointed in revenues achieved from our Asia region due to severe price competition.

In connection with our strategic shift to focus internal research and development on higher margin data products, we initiated outsourced design and manufacturing operations for certain of our lower end phone products. This allowed us to significantly reduce our investment in research and development expense in 2008 and helped lower our overall operating expenses.

We are entering 2009 with our most comprehensive product portfolio to date after launching 14 new products in 2008. We believe our full line of voice and data products will enable us to further penetrate emerging markets globally and rural markets in developed countries. However, we are not immune to the uncertainties and risks associated with the global economic slowdown; therefore, if our customers are unable to meet their projected sales we would also experience a decline in revenue and profitability.

Revenues

For the year ended December 31, 2008, revenues were $109.6 million compared to $82.4 million for the year ended December 31, 2007, representing a 33% increase. In 2008, our revenues were derived principally from two customers, which together represented 48% of revenues, and individually represented 31% and 17% of revenues, respectively. In 2007, our revenues were derived principally from three customers, which together represented 69% of revenues, and individually represented 32%, 20%, and 17% of revenues, respectively. Our revenues for the year ended December 31, 2008 consisted of 43% for voice products and 57% for data products. For the year ended December 31, 2007, our revenues consisted of 58% for voice products and 42% for data products.

Our objective is to expand our product portfolio for fixed wireless phone and broadband modem products in 2009, as well as to expand our customer base to reach new customers and new regions. We continue to expect that most of our sales will be to foreign customers or for products to be used in foreign countries. As we grow, we expect to become less dependent on a limited concentration of customers.

Cost of Goods Sold

For the year ended December 31, 2008, cost of goods sold was $83.3 million compared to $64.8 million for the year ended December 31, 2007, an increase of 29%. The increase to cost of goods sold reflects the 33% increase in revenues in the comparable periods offset by a 4% decrease to cost of goods sold attributable to favorable product mix of data product revenue over the comparable periods, as we typically experience higher average selling prices on our data product line. The data product mix shifted from 42% data revenue content in 2007 to 57% data revenue content in 2008. Overall, our cost of materials declined on a per unit basis in 2008 for both our voice and data product lines as we were able to re-engineer our products to take advantage of cost efficient alternate parts, and reduced prices with our suppliers. In 2008 and continuing into 2009, most of our products were manufactured by one manufacturer.

We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our principal contract manufacturer will be able to further decrease its costs as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin

For the year ended December 31, 2008, gross margin as a percentage of revenues was 24% compared to 21% for the year ended December 31, 2007. The gross margin percentage increase was mainly the result of favorable product mix from our data products during the comparative periods, as we typically experience higher margins from our data products than from our phone products.

We expect product mix to remain stable as we proceed from 2008 to 2009 with strong demand for both our voice and data products. However, margins may fluctuate on an individual quarterly basis due to customer and product mix, as well as other factors.

Research and Development

For the year ended December 31, 2008, research and development expenses were $4.8 million compared to $7.1 million for the year ended December 31, 2007, a decrease of 32%. This decrease was mainly attributable to decreases in the internal development of our phone products and decreased expense in outside certification test fees and outside development of prototype products in 2008. As a percentage of revenues, research and development expenses for the year ended December 31, 2008 were 4% compared to 9% for the year ended December 31, 2007.

We are presently spending much of our research and development funds on the development of our next generation data products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. As we continue the development focus for our data products, we will continue to lower the cost in the development of our phone products, including outsourcing most of the future development for these products. We expect our expenditures to increase for the development of our data products in 2009, but be offset by cost reductions in the development of our phone products. Accordingly, we expect our research and development expenses to remain stable in 2009.

Selling, General and Administrative

For the year ended December 31, 2008, selling, general and administrative expenses were $18.3 million compared to $18.9 million for the year ended December 31, 2007, a decrease of 3%. This decrease was mainly associated with the reduction of salary and facility expenses of $2.2 million attributable to the reduction in force experienced in late 2007, reduced legal and bank fees of $1.5 million associated with financings activities and a failed acquisition attempt in 2007, and reduced depreciation and amortization expense of $662,000. These decreases were partially offset by increased selling and marketing expense of $1.9 million for sales commissions, consulting fees, and marketing expense associated with the increased revenues in the comparable periods, increased employee bonuses of $895,000 and increased bad debt reserves of $775,000. As a percentage of revenue, selling, general and administration expenses decreased to 17% in 2008 from 23% in 2007. Looking to 2009, we expect our selling, general and administrative expenses to remain stable compared to 2008.

Impairment of Assets

There was no impairment of assets for the year ended December 31, 2008. For the year ended December 31, 2007, an impairment charge of $386,000 was charged to operating expenses related to goodwill from the December 2002 acquisition of our Axesstel Korea Inc. subsidiary.

Other Income (Expense), net

For the year ended December 31, 2008, other income (expense) was a net expense of $1.7 million. This amount included interest income of $33,000, offset by $1.3 million of interest expense mainly associated from debt and financing activities, and other expenses of $336,000.

For the year ended December 31, 2007, other income (expense) was a net expense of $284,000. This amount included interest income of $63,000 and other income of $1.3 million; offset by approximately $1.7 million of interest expense associated from debt and financing activities. The majority of the $1.3 million of other income was derived from the amendment of a license agreement that reversed license fee amortization previously recorded.

Provision for Income Taxes

For the year ended December 31, 2008, we recorded an income tax provision of $136,000 for federal alternative minimum tax and state tax for California. For the year ended December 31, 2007, no income tax provisions were recorded. Currently, we have established a full reserve against all deferred tax assets. In addition, according to Internal Revenue Code regulations, we were deemed in October 2004 and March 2005 to have experienced two 50% changes in ownership during these years. These changes in ownership limit the use of our net operating loss carry-forwards to a specific amount each year.

Net Income

For the year ended December 31, 2008, net income was $1.4 million compared to a net loss of $9.0 million for the year ended December 31, 2007.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

General

We finished 2007 with revenues of $82.4 million and a net loss of $9.0 million. Revenues were strong in the first two quarters of the year, amounting to $25.2 million and $28.0 million, respectively. However orders fell during the third quarter, due in substantial part to a decline in sales to Asia, and revenues for the period dropped to $15.4 million. Working capital and manufacturing issues, discussed below, impacted fourth quarter revenues which dropped to $13.8 million.

In addition to the decline in orders for the third quarter, two additional factors impacted our operations for the second half of 2007. First, payments out of Venezuela were delayed on orders that we shipped in the first and second quarter. Those orders were made on open account terms; they were not secured by a letter of credit or credit insurance. As a result, we were not able to finance those receivables and the delay in payment had a substantial impact on our working capital. Second, in the second quarter we identified an acquisition target, and began negotiations for the acquisition of a company in the machine to machine data space. At the same time, we entered into negotiations on a financing that would provide capital for the acquisition and working capital for the combined operations. The working capital shortfall in the third quarter increased the amount of capital necessary to complete and finance the acquisition. Ultimately, we were not able to complete the acquisition, or the related financing.

Costs incurred in connection with the failed acquisition and financing of $1.2 million were expensed in the third quarter. In order to augment our working capital, we entered into a financing arrangement in the third quarter to finance certain of our accounts receivable in Venezuela. Those accounts receivables and the financing facility were repaid in the fourth quarter and all interest and related charges incurred in connection with that financing were recognized at that time.

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

Revenues

For the year ended December 31, 2007, revenues were $82.4 million compared to $95.5 million for the year ended December 31, 2006, representing a 14% decrease. In 2007, our revenues were derived principally from three customers, which together represented 69% of revenues, and individually represented 32%, 20%, and 17% of revenues, respectively. In 2006, our revenues were derived principally from three customers, which together represented 57% of revenues, and individually represented 24%, 19%, and 14% of revenues, respectively. Our revenues for the year ended December 31, 2007 consisted of 58% for voice products and 42% for data products. For the year ended December 31, 2006, our revenues consisted of 73% for voice products and 27% for data products. Although voice revenue decreased significantly in 2007, revenues increased substantially for data products.

Cost of Goods Sold

For the year ended December 31, 2007, cost of goods sold was $64.8 million compared to $80.2 million for the year ended December 31, 2006, a decrease of 19%. The decrease to cost of goods sold reflects the decrease in revenues in the comparable periods, and the product mix shift from 27% modem revenue content in 2006 to 42% data revenue content in 2007, as we typically experience higher average selling prices on our data product line. Our cost of materials declined on a per unit basis in 2007 as we were able to re-engineer our products to take advantage of cost efficient alternate parts, and reduce prices with our suppliers. In 2006 and 2007, most of our products were manufactured by one vendor.

Gross Margin

For the year ended December 31, 2007, gross margin as a percentage of revenues was 21% compared to 16% for the year ended December 31, 2006. The gross margin percentage increase was mainly the result of favorable product mix from our data products during the comparative periods, as we typically experience higher margins from our data products than from our phone products.

Research and Development

For the year ended December 31, 2007, research and development expenses were $7.1 million compared to $5.9 million for the year ended December 31, 2006, an increase of 21%. This increase was mainly attributable to increases in outside certification test fees and outside development of prototype products in the development of both our phone and data products. As a percentage of revenues, research and development for the year ended December 31, 2007 was 9% compared to 6% in the year ended December 31, 2006.

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

Impairment of Assets

For the year ended December 31, 2007, an impairment charge of approximately $386,000 was charged to operating expenses related to goodwill from the December 2002 acquisition of our Axesstel Korea, Inc. subsidiary. For the year ended December 31, 2006, an impairment charge of $1.1 million was charged to operating expenses related to the write-down of production equipment from our closed down manufacturing operations in Korea.

Other Income (Expense), net

For the year ended December 31, 2007, other income (expense) was a net expense of approximately $284,000. This amount included interest income of $63,000 and other income of $1.3 million, offset by approximately $1.7 million of interest expense associated from debt and financing activities. The majority of the $1.3 million other income was derived from the amendment of a license agreement that reversed license fee amortization previously recorded. For the year ended December 31, 2006, other income (expense) was a net benefit of $266,000. This amount included interest income of $142,000 and other income of $867,000, offset by $743,000 of interest expense associated from debt and financing activities. The majority of the $867,000 other income was derived from the sale of 392,156 shares of Ubistar common stock, formerly known as Axess Telecom, to an unrelated third party. The 392,156 shares of Ubistar common stock were acquired as part of a litigation settlement in 2004.

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

Liquidity and Capital Resources

At December 31, 2008, our principal sources of liquidity included cash and cash equivalents of $1.7 million compared to approximately $555,000 at December 31, 2007. In addition, at December 31, 2008, accounts receivable were $27.2 million, compared to $20.8 million at December 31, 2007. At December 31, 2008, we had working capital of approximately $241,000 compared to negative working capital of $2.9 million at December 31, 2007.

For the year ended December 31, 2008, we used $3.5 million of cash from operations which was derived from the cash net income of $4.6 million (net income plus non-cash adjustments for the write-off of stock-based compensation, receivable and inventory provisions, and depreciation and amortization) offset by changes in operating assets and liabilities of $8.1 million.

Investment activities provided approximately $38,000 of cash during the year ended December 31, 2008, primarily as a result of payments made on a note receivable offset by expenditures for software and equipment. As of December 31, 2008, we did not have any significant commitments for capital expenditures.

During the year ended December 31, 2008, cash provided by financing activities amounted to $4.9 million, which was the net proceeds from bank financing. The amounts borrowed are due upon receipt of the account receivable that secures the respective borrowing, and bear interest at prime plus 2%.

Prior to 2008, we have experienced significant net losses to date from operations. The proceeds from our 2005 secondary public offering provided the working capital necessary to fund the operating losses through 2007. We also structured our supply and customer relationships to minimize our working capital requirements. Under the terms of our manufacturing agreements, our contract manufacturers acquire components and manufacture finished goods to our specifications; minimizing our investment in inventory. Where possible we require our customers to provide a letter of credit to secure their purchase orders. We then finance those accounts receivables through commercial banking arrangements.

Commencing in 2006 our sales shifted from predominantly Asian countries, where commercial practices use letters of credit, to Latin American and EMEA countries, where standard commercial terms are open accounts. Our largest account in 2007 was a customer in Venezuela, which does not provide letters of credit and for which we could not obtain credit insurance or secure accounts receivable financing. Accordingly, we could not borrow against our accounts receivable from this customer to pay our contract manufacturer for costs of goods sold. This problem was compounded when the Venezuelan government’s exchange control arm, CADIVI, substantially delayed payments in 2007. The delay in payment caused us to fall behind in payments to our contract manufacturer, who imposed shipment delays and stopped ordering long lead time parts in the fourth quarter of 2007. We have subsequently collected the delayed payments from 2007, made payments to the contract manufacturer, and resumed normal production levels.

Other than cash and cash equivalents and cash flow provided by operations, our primary source of working capital is borrowings which are secured by our accounts receivable. In 2008, we entered into several arrangements to address our working capital needs:

•

In January 2008, we entered into a distribution agreement with a third party distributor to sell our products in Venezuela. Under the terms of the distribution agreement, our customers submit their purchase orders to the distributor. The distributor then submits a purchase order to us, secured by a letter of credit. We can finance the account receivable from the distributor, and the distributor assumes the credit risk of the customer in Venezuela. Under this agreement the distributor purchases the products from us at a discount to the sales price to the end customer. This agreement allows us to secure commercial financing for the receivable that covers product being sold in Venezuela and helps to eliminate risk of collection and payment delays from the Venezuelan customers. This agreement expired in January 2009. We continue to receive purchase orders from the distributor for sales in Venezuela, but this relationship may be terminated at any time.

•

We borrowed $5 million from Brightstar Corporation pursuant to the terms of a promissory note dated January 25, 2008 and $3.0 million pursuant to the terms of a receivable advance agreement dated May 27, 2008. Our repayment obligations under both agreements were secured by certain accounts receivable from customers in Venezuela. The promissory note incurred interest at a rate of 2 percent per month subject to a minimum of 10% interest and interest on the receivable advance was 2 percent per month. We used the proceeds to make payment to WNC on our delinquent account with the contract manufacturer. Both agreements have been fully repaid as of December 31, 2008.

•

In January 2008, we entered into commercial credit agreements with affiliates of Wells Fargo Bank to provide working capital financing for our accounts receivable which are secured by credit insurance. At December 31, 2008, we had utilized $5.4 million under this facility. This facility expired on December 31, 2008 and has not been renewed.

We rely on a combination of open credit terms from our manufacturing partners and the ability to finance our accounts receivable to minimize our working capital requirements. Generally we only acquire and build inventory against a purchase order, and under our current arrangements, we can use the proceeds of the sale to pay WNC or our other manufacturers for the costs of good sold.

The current financial crisis has restricted credit globally. WNC has notified us that their credit lines are being reviewed. We do not know at this point whether there will be any change, or the extent to which any change would impact the amount or terms of credit that WNC provides to us. During 2008, we financed a significant portion of our accounts receivable through two credit arrangements with affiliates of Wells Fargo. Those credit arrangements expired on December 31, 2008. We are currently negotiating with Wells Fargo on new credit arrangements, but we do not have borrowing capacity under any credit arrangement with Wells Fargo or any other lender at this time. In the meantime, we are continuing to sell and securing our accounts receivable with letters of credit when possible. Often we can sell the letter of credit back to the issuing bank, or another bank, at a discount and obtain immediate access to cash. If our customers cannot secure their payment obligations to us through letters of credit, credit insurance or other collateral, we may not be able accept orders.

During 2008, we were able to generate net income and a substantial improvement in our working capital position. However, our sales have historically been subject to significant variations from quarter to quarter. While we have increased our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results over the next fiscal year. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

We are evaluating additional manufacturing and financing arrangements to increase our available working capital and allow us to continue to grow our business without the sale of additional debt or equity securities. If we can continue to secure products from our contract manufacturers in sufficient quantities and secure financing of customer and distributor payment obligations, we believe that our existing capital will be sufficient to finance our operations for fiscal 2009. However, if we fail to generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. The recent worldwide financial crises has decreased the number of commercial banking institutions that are willing to extend credit on foreign based receivables. In addition, the number of investment funds committing capital to microcap issuers has decreased and pricing for those financings of both debt and equity have increased.

Because of our historic net losses prior to 2008, our low working capital position and the uncertainties related to the worldwide economic downturn, our independent auditors, in their report on our financial statements for the year ended December 31, 2008 expressed substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commitments

As of December 31, 2008, we had no off-balance sheet arrangements. The following summarizes our contractual obligations at December 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term bank financing	$5,391	$5,391	$—	$—	$—
Employment contract	330	330	—	—	—
Operating leases (facilities)	1,694	495	860	339	—

Total	$7,415	$6,216	$860	$339	$—

We have entered into an employment agreement with H. Clark Hickock that provides for severance payments if he is terminated without cause. Consequently, if we had released Mr. Hickock without cause as of December 31, 2008, the severance expense due would be valued at $330,000.

We entered into a non-cancelable operating lease for approximately 17,000 square feet of office space for our corporate headquarters and United States operations. The lease term is 67 months that expires in February 2011 with a 5-year option to renew. The basic monthly rent ranges from $30,000 to $34,000 during the remainder of the 67-month period.

Our principal research and development facility is located in the Gyeonggi Province of South Korea, where we lease approximately 30,000 square feet of office space pursuant to a 10-year lease that expires in August 2015. For 2009, annual rent is $127,000. Annual rent is subject to adjustment, based on market conditions, through the end of the lease.

Recent Accounting Pronouncements

Please see the sections entitled “Adoption of New Accounting Pronouncements” and “Recent Accounting Pronouncements” contained in “Note 1—The Company and its Significant Accounting Policies” to our financial statements included on page F-14.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Interest rates for our current bank debt outstanding are based on premiums to LIBOR and Wells Fargo’s Prime Rate at the time our receivables are financed. These rates float as market conditions change, and as such, future financings are subject to market risk. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At December 31, 2008, we had approximately $1.7 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at December 31, 2008, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the year ended December 31, 2008, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from our principal manufacturer, WNC, in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from WNC were denominated in United States dollars.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm appears in Part III of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements with our Independent Registered Public Accounting Firm on any matter of accounting principles or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2008, our disclosure controls were effective at that “reasonable assurance” level.

(b) Management’s Annual Report on Internal Controls over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

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

(c) Changes In Internal Controls over Financial Reporting. No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal year that have materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption “Certain Information with Respect to Executive Officers,” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Compliance with Section 16(a) of the Exchange Act,” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

(d) Code of Ethics. The information under the caption “Code of Ethics” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

(e) Audit Committee. The information under the caption “Information Regarding the Board and its Standing Committees,” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Relationships and Related Transactions and Director Independence,” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Principal Accountant Fees and Services,” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedules immediately following the signature page to this report on Form 10-K.

2. Index to Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2008, 2007 and 2006 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

SCHEDULE II

AXESSTEL, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Sales Returns and Doubtful Accounts:
December 31, 2008	$125	$775	$—	$900
December 31, 2007	997	125	997	125
December 31, 2006	500	497	—	997
Warranty Reserve:
December 31, 2008	460	408	408	460
December 31, 2007	463	521	524	460
December 31, 2006	558	365	460	463
Reserve for Excess Obsolete Inventories:
December 31, 2008	275	534	259	550
December 31, 2007	195	80	—	275
December 31, 2006	—	195	—	195

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

See exhibit index at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2009

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

Signature	Title	Date

/s/ H. CLARK HICKOCK H. Clark Hickock	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2009

/S/ PATRICK GRAY Patrick Gray	Chief Financial Officer (Principal Financial and Accounting Officer	March 27, 2009

/s/ OSMO A. HAUTANEN Osmo A. Hautanen	Chairman	March 27, 2009

/S/ JAI BHAGAT Jai Bhagat	Director	March 27, 2009

/S/ RICHARD M. GOZIA Richard M. Gozia	Director	March 27, 2009

/S/ SEUNG TAIK YANG Seung Taik Yang	Director	March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Axesstel, Inc.

We have audited the consolidated balance sheets of Axesstel, Inc. (a Nevada corporation) and its wholly owned subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axesstel, Inc. and its wholly owned subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years ended December 31, 2008, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, prior to 2008, the Company has historically incurred substantial losses from operations, and the Company may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months. Additionally, there is uncertainty as to the impact that the worldwide economic downturn may have on the Company’s operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.

March 6, 2009

Santa Monica, California

AXESSTEL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,662,311	$555,301
Accounts receivable, less allowance for sales returns and doubtful accounts of $900,000 and $125,000 at December 31, 2008 and 2007, respectively	27,196,264	20,801,710
Inventories, net	1,317,576	2,535,433
Prepayments and other current assets	2,211,488	1,295,697

Total current assets	32,387,639	25,188,141

Property and equipment, net	1,000,666	1,694,493

Other assets:
Licenses, net	1,164,859	1,609,304
Other, net	378,321	871,059

Total other assets	1,543,180	2,480,363

Total assets	$34,931,485	$29,362,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,323,734	$22,619,976
Bank financing	5,391,342	490,000
Accrued commissions	3,302,846	1,645,099
Accrued royalties	1,338,000	767,000
Accrued warranties	460,000	460,000
Accrued expenses and other current liabilities	2,331,177	2,105,085

Total current liabilities	32,147,099	28,087,160

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001; Authorized 50,000,000 shares; 23,228,982 shares issued and outstanding at December 31, 2008 and 2007	2,323	2,323
Additional paid-in capital	39,344,303	38,939,603
Accumulated other comprehensive income (loss)	(309,445)	5,472
Accumulated deficit	(36,252,795)	(37,671,561)

Total stockholders’ equity	2,784,386	1,275,837

Total liabilities and stockholders’ equity	$34,931,485	$29,362,997

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007	2006
Revenues	$109,592,366	$82,435,385	$95,519,674
Cost of goods sold	83,321,217	64,849,155	80,245,405

Gross margin	26,271,149	17,586,230	15,274,269

Operating expenses
Research and development	4,797,865	7,089,665	5,877,846
Selling, general and administrative	18,267,145	18,851,408	15,233,668
Impairment of assets	—	385,564	1,064,771

Total operating expenses	23,065,010	26,326,637	22,176,285

Operating income (loss)	3,206,139	(8,740,407)	(6,902,016)

Other income (expense)
Interest expense, net	(1,314,929)	(1,591,419)	(601,121)
Other, net	(336,234)	1,307,691	866,919

Total other income (expense), net	(1,651,163)	(283,728)	265,798

Income (loss) before income tax provision	1,554,976	(9,024,135)	(6,636,218)
Income tax provision	136,210	—	—

Net income (loss)	1,418,766	(9,024,135)	(6,636,218)

Earnings (loss) per share
Basic	$0.06	$(0.39)	$(0.29)

Diluted	$0.06	$(0.39)	$(0.29)

Weighted average shares outstanding
Basic	23,228,982	22,931,750	22,721,122
Diluted	23,554,835	22,931,750	22,721,122

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2005	22,543,589	$2,253	$37,898,941	$(492,513)	$63,802	$(22,011,208)	$15,461,275
Stock issued for exercise of options	297,677	31	171,540	—	—	—	171,571
Stock issued for employee compensation	10,000	1	11,499	—	—	—	11,500
Stock issued to Board of Directors	15,000	2	20,998	—	—	—	21,000
Stock-based compensation	—	—	142,295	—	—	—	142,295
Unearned compensation	—	—	(231,223)	492,513	—	—	261,290
Cumulative translation adjustment	—	—	—	—	65,641	—	65,641
Net loss	—	—	—	—	—	(6,636,218)	(6,636,218)

Balances at December 31, 2006	22,866,266	2,287	38,014,050	—	129,443	(28,647,426)	9,498,354

Stock issued for exercise of options	7,716	—	2,006	—	—	—	2,006
Stock issued for employee compensation	10,000	1	15,499	—	—	—	15,500
Stock issued to Board of Directors	20,000	2	30,998	—	—	—	31,000
Stock issued for cash	325,000	33	308,717	—	—	—	308,750
Stock-based compensation	—	—	430,809	—	—	—	430,809
Unearned compensation	—	—	137,524	—	—	—	137,524
Cumulative translation adjustment	—	—	—	—	(123,971)	—	(123,971)
Net loss	—	—	—	—	—	(9,024,135)	(9,024,135)

Balances at December 31, 2007	23,228,982	2,323	38,939,603	—	5,472	(37,671,561)	1,275,837

Stock-based compensation	—	—	311,000	—	—	—	311,000
Unearned compensation	—	—	93,700	—	—	—	93,700
Cumulative translation adjustment	—	—	—	—	(314,917)	—	(314,917)
Net income	—	—	—	—	—	1,418,766	1,418,766

Balances at December 31, 2008	23,228,982	$2,323	$39,344,303	$—	$(309,445)	$(36,252,795)	$2,784,386

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,418,766	$(9,024,135)	$(6,636,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,698,661	1,907,008	2,798,775
License fee amortization reversal	—	(1,333,333)	—
Asset impairment	—	385,564	1,064,771
Stock-based compensation	404,700	614,833	153,795
Discount on note	—	391,235	—
Provision for sales returns and losses on accounts receivable	775,000	(871,715)	496,715
Provision for inventory obsolescence	275,000	80,490	194,510
(Increase) decrease in:
Accounts receivable	(7,169,554)	19,078,794	(25,809,423)
Inventories	942,857	(90,038)	593,624
Prepayments and other current assets	(983,112)	1,331,198	900,188
Other assets	(38,149)	(852,685)	(224,828)
Increase (decrease) in:
Accounts payable	(3,026,242)	1,370,008	10,900,699
Accrued expenses and other liabilities	2,184,839	(2,836,618)	5,343,931

Total adjustments	(4,936,000)	19,174,741	(3,587,243)

Net cash provided by (used in) operating activities	(3,517,234)	10,150,606	(10,223,461)

Cash flows from investing activities:
Proceeds from note receivable	309,297	294,741	54,856
Acquisition of property and equipment	(271,478)	(757,055)	(1,409,650)

Net cash provided by (used in) investing activities	37,819	(462,314)	(1,354,794)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	310,756	171,571
Proceeds from bank financing	5,391,342	490,000	13,127,450
Repayment of bank financing	(490,000)	(13,127,450)	(7,239,000)
Proceeds from borrowings from unrelated party	8,000,000	5,190,250	—
Repayment of borrowings from unrelated party	(8,000,000)	(5,581,485)	—

Net cash provided by (used in) financing activities	4,901,342	(12,717,929)	6,060,021

Cumulative translation adjustment	(314,917)	(123,971)	65,641

Net increase (decrease) in cash and cash equivalents	1,107,010	(3,153,608)	(5,452,593)

Cash and cash equivalents at beginning of year	555,301	3,708,909	9,161,502

Cash and cash equivalents at end of year	$1,662,311	$555,301	$3,708,909

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,347,525	$1,654,681	$540,513
Income tax	$81,600	$—	$—

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

AXESSTEL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Axesstel, Inc. and its wholly owned subsidiary Axesstel Korea, Inc. (“we”, “Axesstel” or the “Company”) design, develop, manufacture and market fixed wireless voice and broadband data products for worldwide telecommunications. We sell our products to telecommunications service providers in developing countries. The product portfolio includes fixed wireless phones, voice/data terminals, broadband modems, 3G gateway devices, and M2M security devices for access to voice calling and high-speed data services.

Axesstel was originally formed in July 2000 as a California corporation (“Axesstel California”) and through a reverse merger in August 2002 became Axesstel, Inc., a Nevada corporation.

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and operating results of Axesstel and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The products are shipped back to the supplier and we are issued a credit or exchange from the supplier. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.

Inventories

Inventories are stated at the lower of cost, based on actual cost charged by supplier, or market. We review the components of the inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales.

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

Software Development Costs

Software development costs incurred for products (primarily firmware embedded in our products) after technological feasibility is established are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Significant management judgment is required in determining when technological feasibility has been achieved for a particular product. Capitalized software development costs are amortized when products are available for general release to customers, using the greater of (a) the ratio that current gross revenues for the products bear to the total current and anticipated future gross revenues for the products or (b) the straight-line method over the estimated useful life of the products.

SFAS No. 86 and other authoritative literature, interpretations and industry practices prescribe that technological feasibility is reached when both the software and other components of the product’s research and development activities are completed. Our engineering processes demonstrate that the research and development activities of our products are completed simultaneously with the commencement of the manufacturing process. As such, we expense all research and development activities performed up to the commencement of the manufacturing process and have not capitalized any software costs as of December 31, 2008 and December 31, 2007. Engineering product maintenance costs incurred after the commencement of the manufacturing process are expensed as incurred.

Impairment of Long-Lived Assets and Goodwill

We account for the impairment of long-lived assets, such as fixed assets, licenses, patents and trademarks, under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to SFAS No. 144, we review for impairment when facts or circumstances indicate that the carrying value of depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. During the years ended December 31, 2008 and 2007, we determined that there was no impairment of long-lived assets.

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. SFAS 142 requires goodwill and other indefinite-lived assets to be tested for impairment at least on an annual basis and more often under certain circumstances, and written down by a charge to operations when impaired. An interim impairment test is required if an event occurs or conditions change that would indicate that the carrying value of the assets may not be recoverable. During the year ended December 31, 2007, we determined that our goodwill was impaired and wrote off the carrying value of $386,000.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At December 31, 2008 and 2007, the allowance for sales returns and doubtful accounts was $900,000 and $125,000, respectively.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units are included in the cost of goods sold and recorded when revenue is recognized. All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the year ended December 31, 2008, warranty costs amounted to $408,000 and, as of December 31, 2008, we have established a warranty reserve of $460,000 to cover additional service costs over the life of the warranties. During the year ended December 31, 2007, warranty costs amounted to $524,000 and, as of December 31, 2007, we had established a warranty reserve of $460,000 to cover additional service costs over the life of the warranties.

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

Compensation Costs

Results of operations for the years ended December 31, 2008, 2007 and 2006 include stock-based compensation costs of $405,000, $615,000, and $154,000, respectively. Following is a summary of stock-based compensation costs, by income statement classification (in thousands):

	Years ended December 31,
	2008	2007	2006
Research and development	$93	$94	$—
Selling, general and administrative	312	521	154

Total	405	615	154

Tax effect on share-based compensation	—	—	—

Net effect on net income (loss)	$405	$615	$154

Effect on earnings per share:
Basic	$0.02	$0.03	$0.01
Diluted	$0.02	$0.03	$0.01

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years. As permitted by SAB 107 due to our insufficient history of option activity, we utilized the “shortcut approach” to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of our stock. We estimated the forfeiture rate based on historical data for forfeitures and we recognize compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

The following weighted-average assumptions were utilized for the calculations during each period:

	Years ended December 31,
	2008	2007	2006
Expected life (in years)	6.00	6.00	6.00
Weighted average volatility	88%	65%	75%
Forfeiture rate	0%	12%	12%
Weighty average risk-free interest rate	3.05%	4.76%	4.74%
Expected dividend yield	—	—	—

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

Earnings (loss) per Share

We utilize SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the years ended December 31, 2008, 2007 and 2006, 2,252,358; 3,389,058 and 4,581,274 potentially dilutive shares, respectively, are excluded from the computation because they are anti-dilutive.

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net income (loss) attributable to common stockholders	$1,418,766	$(9,024,135)	$(6,636,218)

Denominator:
Basic earnings per share—weighted average shares	23,228,982	22,931,750	22,721,122
Effect of dilutive securities:
Stock options and warrants	325,853	—	—

Diluted earnings per share—adjusted weighted average shares	23,554,835	22,931,750	22,721,122

Basic earnings (loss) per share	$0.06	$(0.39)	$(0.29)

Diluted earnings (loss) per share	$0.06	$(0.39)	$(0.29)

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

	Years Ended December 31,
	2008	2007	2006
Net income (loss)	$1,418,766	$(9,024,135)	$(6,636,218)
Other comprehensive income (loss):
Foreign currency translation adjustment	(314,917)	(123,971)	65,641

Comprehensive income (loss)	$1,103,849	$(9,148,106)	$(6,570,577)

Certain Risks and Concentrations

We extend credit based on an evaluation of a customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. For some countries or regions, we have established relationships with distributors who order product from us and then resell it to our end customers. The distributors purchase the products from us at a discount, but secure their account to us with a letter of credit. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts.

Our products include components subject to rapid technological change. Significant technological change could adversely affect our operating results and subject us to product obsolescence. We have return privileges with many of our suppliers and other ongoing programs to minimize the adverse effects of technological change.

During 2008, 48% of our revenues were from two customers, comprised of 31% and 17%. At December 31, 2008, the amounts due from such customers were $8.3 million and $819,000, respectively, which were included in accounts receivable. During 2008, 51% of our revenues were from Venezuela and Iraq, which accounted for 41% and 10% of total revenues, respectively. At December 31, 2008, the amounts due from customers in such countries were $8.3 million and $4.3 million, respectively. During 2008, we purchased substantially all of our products from one manufacturer. At December 31, 2008, the amount due to this manufacturer was $13.0 million.

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

As of December 31, 2008, we maintained assets of $3.0 million at locations in South Korea, and maintained inventory of $627,000 in China. In addition, most of our $27.2 million of accounts receivable are with customers in foreign countries in developing economics. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with the Emerging Issues Task Force (“EITF”) Issue 00-10 Accounting for Shipping and Handling Fees and Costs. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $3.3 million, $1.7 million, and $3.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the 2008 presentation.

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

2. LIQUIDITY AND GOING CONCERN

Prior to 2008, we have experienced significant net losses to date from operations. The proceeds from our 2005 secondary public offering provided the working capital necessary to fund the operating losses through 2007. We also structured our supply and customer relationships to minimize our working capital requirements.

Under the terms of our manufacturing agreements, our contract manufacturers acquire components and manufacture finished goods to our specifications; minimizing our investment in inventory. Where possible we require our customers to provide a letter of credit to secure their purchase orders. We then finance those accounts receivable through commercial banking arrangements.

Commencing in 2006 our sales shifted from predominantly Asian countries, where commercial practices use letters of credit, to Latin American and EMEA countries, where standard commercial terms are open accounts. Our largest account in 2007 was a customer in Venezuela, which does not provide letters of credit and for which we could not obtain credit insurance or secure accounts receivable financing. Accordingly, we could not borrow against our accounts receivable from this customer to pay our contract manufacturer for costs of goods sold. This problem was compounded when the Venezuelan government’s exchange control arm, CADIVI, substantially delayed payments in 2007. The delay in payment caused us to fall behind in payments to our contract manufacturer, who imposed shipment delays and stopped ordering long lead time parts in the fourth quarter of 2007. We have subsequently collected the delayed payments from 2007, made payments to the contract manufacturer, and resumed normal production levels.

Other than cash and cash equivalents and cash flow provided by operations, our primary source of working capital is borrowings which are secured by our accounts receivable. In 2008, we entered into several arrangements to address our working capital needs:

•

In January 2008, we entered into a distribution agreement with a third party distributor to sell our products in Venezuela. Under the terms of the distribution agreement, our customers submit their purchase orders to the distributor. The distributor then submits a purchase order to us, secured by a letter of credit. We can finance the account receivable from the distributor, and the distributor assumes the credit risk of the customer in Venezuela. Under this agreement the distributor purchases the products from us at a discount to the sales price to the end customer. This agreement allows us to secure commercial financing for the receivable that covers product being sold in Venezuela and helps to eliminate risk of collection and payment delays from the Venezuelan customers. This agreement expired in January 2009. We continue to receive purchase orders from the distributor for sales in Venezuela, but this relationship may be terminated at any time.

•

We borrowed $5 million from Brightstar Corporation pursuant to the terms of a promissory note dated January 25, 2008 and $3.0 million pursuant to the terms of a receivable advance agreement dated May 27, 2008. Our repayment obligations under both agreements were secured by certain accounts receivable from customers in Venezuela. The promissory note incurred interest at a rate of two percent per month subject to a minimum of 10% interest and interest on the receivable advance was two percent per month. We used the proceeds to make payments to WNC, our contract manufacturer. Both agreements have been fully repaid as of December 31, 2008.

•

In January 2008, we entered into commercial credit agreements with affiliates of Wells Fargo Bank to provide working capital financing for our accounts receivable which are secured by credit insurance. At December 31, 2008, we had utilized $5.4 million under this facility. This facility expired on December 31, 2008 and has not been renewed.

We rely on a combination of open credit terms from our manufacturing partners and the ability to finance our accounts receivable to minimize our working capital requirements. Generally we only acquire and build inventory against a purchase order, and under our current arrangements, we can use the proceeds of the sale to pay WNC or our other manufacturers for the costs of good sold.

The current financial crisis has restricted credit globally. WNC has notified us that their credit lines are being reviewed. We do not know at this point whether there will be any change, or the extent to which any change would impact the amount or terms of credit that WNC provides to us. During 2008, we financed a significant portion of our accounts receivable through two credit arrangements with affiliates of Wells Fargo.

Those credit arrangements expired on December 31, 2008. We are currently negotiating with Wells Fargo on new credit arrangements, but we do not have borrowing capacity under any credit arrangement with Wells Fargo or any other lender at this time. In the meantime, we are continuing to sell and securing our accounts receivable with letters of credit when possible. Often we can sell the letter of credit back to the issuing bank, or another bank, at a discount and obtain immediate access to cash. If our customers cannot secure their payment obligations to us through letters of credit, credit insurance or other collateral, we may not be able accept orders.

During 2008, we were able to generate net income and a substantial improvement in our working capital position. However, our sales have historically been subject to significant variations from quarter to quarter. While we have increased our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results over the next fiscal year. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

We finished the year ended December 31, 2008 with cash and cash equivalents of $1.7 million, and working capital of $241,000.

We are evaluating additional manufacturing and financing arrangements to increase our available working capital and allow us to continue to grow our business without the sale of additional debt or equity securities. However, if we fail to generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

Because of our historic net losses prior to 2008, our low working capital position and the uncertainties related to weakening economic conditions, particularly in developing countries which may result in lower demand for our products, our independent auditors, in their report on our financial statements for the year ended December 31, 2008 expressed substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As a result of the foregoing, our independent registered public accounting firm, in its report on our 2008 consolidated financial statements, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

3. INVENTORIES

Inventories consisted of the following:

	December 31, 2008	December 31, 2007
Raw materials	$562,576	$2,481,014
Work in process	—	7,889
Finished goods	1,305,000	321,530

	1,867,576	2,810,433
Less reserves for excess and obsolete inventories	(550,000)	(275,000)

	$1,317,576	$2,535,433

4. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	December 31, 2008	December 31, 2007
Prepaid taxes	$196,915	$232,678
Prepaid insurance	141,271	164,875
Prepaid rent	157,689	228,935
Prepaid tooling	228,151	105,320
Supplier advances	1,187,325	48,017
Note receivable, current portion	241,976	309,297
Other	58,161	206,575

	$2,211,488	$1,295,697

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2008	December 31, 2007
Machinery and equipment	$1,470,226	$1,664,797
Office furniture and equipment	629,821	739,774
Software	3,047,647	3,055,170
Leasehold improvements	255,844	356,380

	5,403,538	5,816,121
Accumulated depreciation	(4,402,872)	(4,121,628)

	$1,000,666	$1,694,493

6. LICENSES

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

The Agreement was amended again on October 2, 2007. This amendment expands the scope of our license to include rights to make, use and sell products utilizing WCDMA (Wideband Code Division Multiple Access) technology. The cost associated with this amendment was $5.5 million. Of that amount, $500,000 has been paid, and $5.0 million is due in quarterly installments of $500,000 upon commencement of the manufacturing or marketing of our products as “mobile” rather than fixed wireless. In addition, this amendment clarifies that the accrued license fee of $2,500,000 as of September 30, 2007 is due in equal quarterly installments of $250,000 upon commencement of the manufacturing or marketing of our products as “mobile” rather than fixed wireless. We do not presently intend to manufacture or market mobile solutions. Accordingly, in 2007 we reflected a net decrease in our license and corresponding long term liability.

HSDPA and HSUPA Licenses

In 2007, we entered into a worldwide license agreement which allows us to manufacture and sell certain HSPA (High-Speed Package Access) based products. At December 31, 2008, the license fee capitalized was $275,000. This license fee may increase to $900,000 based on certain milestones being successfully completed.

All of our licenses have no fixed termination dates and we have assigned estimated life ranging from three to ten years. The licenses consisted of the following:

	December 31, 2008	December 31, 2007
Licenses	$3,775,000	$3,700,000
Accumulated amortization	(2,610,141)	(2,090,696)

	$1,164,859	$1,609,304

Amortization expense related to these licenses amounted to $519,445, $760,421, and $838,200 for the years ended December 31, 2008, 2007, and 2006, respectively. During 2007, we reversed amortization expense of $1,333,333 and recorded that amount to other income due to the CDMA license fee amendment. Estimated future amortization expense related to licenses at December 31, 2008 is as follows:

In Thousands
2009	$530
2010	450
2011	110
2012	75

Total	$1,165

7. OTHER ASSETS

Other assets consisted of the following:

	December 31, 2008	December 31, 2007
Deposits	$115,014	$156,774
Note receivable, long-term portion	—	241,976
Patents and trademarks, net	263,307	472,309

	$378,321	$871,059

8. GOODWILL AND OTHER INTANGIBLES

We account for goodwill and other intangibles in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” and have elected to test them for impairment annually. These tests will be performed more frequently if there are triggering events. We completed our testing for the year ended December 31, 2008, and concluded that no impairment charges were required. During the year ended December 31, 2007, we determined that our goodwill was impaired and wrote off the carrying value of $386,000.

9. BANK FINANCING

As of December 31, 2008 and December 31, 2007, we had outstanding loans of $5.4 million and $490,000, respectively, secured by our accounts receivable. The $490,000 loan balance from December 31, 2007 has been repaid, and the loan balance from December 31, 2008 of $5.4 million reflects financing activities from 2008. The

$5.4 million balance bears interest at Wells Fargo Prime Rate plus 2.0% and repayment is due upon receipt of the accounts receivable that secures the respective borrowings. As of December 31, 2008, the interest rate was 7%. The financing agreement with Wells Fargo expired on December 31, 2008. However, the $5.4 million balance as of December 31, 2008 is subject to the expired agreement until repaid in full.

We also entered into two loan transactions with an unrelated party in 2008 whereby we borrowed $5.0 million pursuant to the terms of a promissory note dated January 25, 2008 and $3.0 million pursuant to the terms of an receivable advance agreement dated May 27, 2008. Our repayment obligations under both agreements were secured by certain of our accounts receivable from customers in Venezuela. The promissory note had an interest rate of two percent per month subject to a minimum of 10% interest. The advance agreement had an interest rate of two percent per month. Both agreements have been repaid in full.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2008	December 31, 2007
Customer advances	$45,515	$286,806
Lease liability	50,214	78,781
Accrued payroll, taxes and benefits	1,210,217	497,762
Accrued freight	158,532	170,000
Accrued income taxes	53,282	—
Accrued interest	22,900	—
Accrued legal and professional fees	100,000	597,000
Accrued operating expenses	690,517	474,736

	$2,331,177	$2,105,085

11. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	2008	2007	2006
Current tax provision:
Federal	$64,679	$—	$—
State	71,531	—	—
Foreign	—	—	—

	$136,210	$—	$—

Deferred tax provision (benefit):
Federal	525,000	(3,230,000)	(4,514,000)
State	(55,000)	(812,000)	(676,000)
Valuation allowance	(470,000)	4,042,000	5,190,000

	—	—	—

Total provision (benefit) for income taxes:	$136,210	$—	$—

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

Significant components of our net deferred tax asset or liability at December 31, 2008 and 2007 are as follows:

	2008	2007
Net operating loss	$13,624,000	$14,212,000
Compensation	69,000	63,000
Legal reserve	20,000	—
Accrued warranty	183,000	183,000
Inventory	219,000	110,000
Bad debt reserve	359,000	50,000
Accumulated depreciation	273,000	847,000
Capital loss	129,000	129,000
SFAS 123R	403,000	228,000
Contributions	—	7,000
State tax	24,000	—
Credits	505,000	449,000

Total gross deferred tax assets	15,808,000	16,278,000
Valuation allowance	(15,808,000)	(16,278,000)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets at December 31, 2008 and 2007, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on our analysis, we concluded not to retain a deferred tax asset since it is uncertain whether we can utilize this asset in future periods. Therefore, we have established a full reserve against this asset. The valuation allowance was $15,808,000 and $16,278,000 for the years ended December 31, 2008 and 2007.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2008, 2007 and 2006 follows:

	2008	2007	2006
Expected tax at 34%	$528,692	$(3,068,206)	$(2,256,314)
Change in valuation allowance	(470,000)	4,042,000	5,190,000
Deferred true ups, not benefited	43,000	—	(3,546,183)
State income tax, net of federal tax	42,871	(390,044)	(124,247)
Non-deductible expenses	58,050	(273,672)	(13,481)
Foreign income differential	(67,299)	—	752,103
Research credits	—	(92,000)	—
Other	896	(218,078)	(1,878)

Provision (benefit) for income taxes	$136,210	$—	$—

At December 31, 2008, we had federal and state net operating loss carryforwards of approximately $36,898,000 and $18,493,000, respectively. The federal and state loss carryforwards begin to expire in 2023 and 2015 respectively, unless previously utilized.

We also had federal and state research credit carryforwards of $208,000 and $354,000 respectively. The federal research credit carryforwards will begin expiring in 2010 unless previously utilized. The state research credit will carry forward indefinitely.

Pursuant to Internal Revenue Code Section 382, the use of our net operating loss carryforwards will be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period.

We have determined that more likely than not the net deferred tax asset will not be realized under SFAS 109. Accordingly, the Company has established a valuation allowance in the amount of $15,808,000 at December 31, 2008.

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

We adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. We recognized no cumulative effect adjustment as a result of adopting FIN 48. At December 31, 2008 and 2007, we have no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008 and 2007, we have no accrued interest and penalties related to uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including accrued interest and penalty is as follows (in millions):

	2008	2007
Gross unrecognized tax benefits at January 1	$—	$—
Gross increases for tax positions of prior years	—	—
Gross decreases for tax positions of prior years	—	—
Gross increases for tax positions of current year	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Gross unrecognized tax benefits at December 31	$—	$—

We are subject to taxation in the U.S., California, and Korea. Our tax years for 2004 and forward are subject to examination by the U.S. and California tax authorities due to the carry-forward of unutilized research and development credits. The tax years 2004 and forward remain open to examination by the major taxing jurisdictions to which we are subject. We are not currently under examination by any tax authority.

12. STOCKHOLDERS’ EQUITY

Common Stock - 2008 Activity

No activity in 2008.

Common Stock - 2007 Activity

In 2007, employee stock options for 7,716 shares of our common stock were exercised at a price of $.26 resulting in proceeds of $2,000.

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

In 2006, employee stock options for 247,677 shares of our common stock were exercised at prices ranging from $.26 to $1.30 per share resulting in proceeds of $172,000.

Stock Option Activity

Prior to the adoption of the 2004 Equity Plan, we adopted three stock option plans which were approved by the Board of Directors, reserving a total of 2,893,842 shares, which are referred to as the Prior Plans. The Prior Plans were adopted on September 16, 2002 (911,671 shares), March 5, 2003 (982,171 shares) and September 29, 2003 (1,000,000 shares), of which options to purchase 2,857,000 shares of common stock had been granted under these plans. Each of these plans provided for the issuance of non-statutory stock options to employees, directors and consultants, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. All options granted under the Prior Plans vested quarterly over three years. As of September 2004, no additional options may be granted under the Prior Plans. Options with respect to 666,057 shares are outstanding under the Prior Plans as of December 31, 2008.

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

Awards under the 2004 Equity Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights, and cash awards. We granted to certain of our employees and directors options to purchase 925,000 shares of common stock under the plan in 2008, 50,000 in 2007, and 1,705,000 in 2006, and have outstanding options under the plan of 2,075,500 as of December 31, 2008.

A summary of our stock option activity and related information is as follows:

	2008		2007		2006
Option Summary	Options	Wt Average Exercise Price	Options	Wt Average Exercise Price	Options	Wt Average Exercise Price
Outstanding-beginning of year	2,909,783	$2.34	4,051,999	$2.16	2,883,701	$2.54
Granted	925,000	$0.46	50,000	$2.05	1,705,000	$1.52
Exercised	—	$—	(7,716)	$0.26	(247,677)	$0.69
Forfeited/Expired	(1,093,226)	$2.18	(1,184,500)	$1.73	(289,025)	$3.35

Outstanding-end of year	2,741,557	$1.77	2,909,783	$2.34	4,051,999	$2.16

The weighted-average grant-date fair value of options granted during the year 2008 was $0.34.

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2008.

	Total Outstanding			Total Exercisable
Price Range	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.26 to $0.99	1,055,390	$0.48	8.5	197,890	$0.65
$1.00 to $1.99	543,500	$1.81	7.8	377,927	$1.80
$2.00 to $2.99	521,167	$2.43	5.3	500,334	$2.45
$3.00 to $4.68	621,500	$3.37	6.3	621,500	$3.37

	2,741,557	$1.77	7.3	1,697,651	$2.43

The intrinsic value of exercisable options at December 31, 2008 was $7,000.

A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	416,323	$1.22
Granted	925,000	0.46
Vested	(243,460)	1.09
Forfeited/Expired	(53,957)	0.69

Nonvested at December 31, 2008	1,043,906	$0.48

As of December 31, 2008, there was $439,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The recognized compensation cost for the year ended December 31, 2008 was $311,000.

Stock Warrant Activity

The Company did not issue any warrants in 2006, 2007 or 2008. A summary of Axesstel’s warrant activity and related information is as follows:

	2008		2007		2006
Warrant Summary	Warrant	Wt Average Exercise Price	Warrant	Wt Average Exercise Price	Warrant	Wt Average Exercise Price
Outstanding-beginning of year	479,275	$2.70	479,275	$2.70	601,275	$2.56
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited/Expired	(220,000)	$2.86	—	$—	(122,000)	$2.00

Outstanding-end of year	259,275	$2.56	479,275	$2.70	479,275	$2.70

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price for both total outstanding warrants and total exercisable warrants as of December 31, 2007.

	Total Outstanding			Total Exercisable
Price	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.07	65,974	$0.07	3.3	65,974	$0.07
$3.00 to $3.99	193,301	$3.41	1.7	193,301	$3.41

	259,275	$2.56	2.1	259,275	$2.56

The intrinsic value of exercisable warrants at December 31, 2008 was $18,000.

13. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region and by product line, but does not manage operations by region.

Revenues by geographic region based on customer locations for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Revenues
Asia	$5,243,104	$18,670,977	$37,542,635
EMEA	38,026,941	15,849,424	4,299,339
Latin America	64,873,051	47,882,684	53,610,255
United States and Canada	1,449,270	32,300	67,445

Total revenues	$109,592,366	$82,435,385	$95,519,674

Our voice product line consists of fixed wireless phones and voice/data terminals. Our data product line consists of broadband modems, 3G gateway devices, and M2M security devices. Revenues by product line for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Revenues
Voice Products	$47,549,152	$47,555,312	$69,681,727
Data Products	62,043,214	34,880,073	25,837,947

Total revenues	$109,592,366	$82,435,385	$95,519,674

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary quarterly financial data for 2008 and 2007 consists of the following:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Revenues	$24,636,937	$31,628,976	$30,051,128	$23,275,325
Gross margin	6,602,458	8,046,457	6,452,679	5,169,555
Net income (loss)	256,658	1,198,030	433,077	(468,999)
Basic earnings (loss) per share	$0.01	$0.05	$0.02	$(0.02)

Diluted earnings (loss) per share	$0.01	$0.05	$0.02	$(0.02)

2007
Revenues	$25,189,776	$28,025,951	$15,433,041	$13,786,617
Gross margin	4,571,503	6,579,343	3,513,716	2,921,668
Net income (loss)	(1,248,935)	272,834	(3,003,719)	(5,044,315)
Basic earnings (loss) per share	$(0.05)	$0.01	$(0.13)	$(0.22)

Diluted earnings (loss) per share	$(0.05)	$0.01	$(0.13)	$(0.22)

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

USA: We entered into a non-cancelable operating lease for approximately 17,000 square feet of office space for our corporate headquarters and United States operations. The premise is located at 6815 Flanders Drive, San Diego, California. The lease term is 67 months and expires in February 2011 with a five year option to renew. The basic monthly rent ranges from $30,000 to $34,000 during the remainder of the 67 month period.

Korea: In August 2005, we entered into a ten year operating lease for approximately 2,800 square meters (approximately 30,000 square feet) of office space for our Korean research and development center. The premise is located in the Gyeonggi Province. The lease calls for annual lease payments to be made in advance in December of each year in an amount equal to two percent of the “Building Value” as defined in the lease. For 2009, annual rent is $127,000. The Building Value and resulting rent per square meter is subject to adjustment after 2009 based on market conditions.

Minimum annual lease payments are as follows:

Year Ending December 31,	Total Amount
2009	$495,000
2010	537,000
2011	196,000
2012	127,000
2013	127,000
Thereafter	212,000

$1,694,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for each of the years ended December 31, 2008, 2007 and 2006 amounted to $719,000, $1.1 million, and $976,000, respectively.

Employment and Separation Agreements

We entered into an employment agreement with H. Clark Hickock that provides severance payments if he is terminated without cause. Consequently, if we had released Mr. Hickock without cause as of December 31, 2008, the severance expense due would be $330,000.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At December 31, 2008, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

16. RELATED PARTY TRANSACTIONS

At December 31, 2008, Mike H.P. Kwon owned more than 5% of our outstanding common stock and consequently has been classified as a related party due to the quantity of shares owned. We have a consulting agreement with Mr. Kwon that provides monthly and performance based compensation to Mr. Kwon for services performed. For the year ended December 31, 2008, consulting fees of $306,000 were earned, of which $126,000 was accrued.

17. SALE OF KOREAN FACTORY EQUIPMENT AND PROPERTY LEASE

Effective July 31, 2006, we entered into an agreement for the sale of substantially all of the assets of our Korean manufacturing facility. Under the terms of the Installment Sale Agreement (“Agreement”) between Axesstel Korea, Inc., a Korean company and our wholly-owned subsidiary (“Subsidiary”), and Park JongHeun, an individual and former employee of Subsidiary (“Park”), our Subsidiary sold to Park certain assets, including tangible personal property and associated software and warranty rights. Under the Agreement, Park will pay us $960,000 in thirty-five equal monthly installments commencing November 1, 2006. Park has also agreed to assume certain contract rights and obligations, which include the obligations under a real property lease and Subsidiary’s obligations with respect to its employees involved in the factory operations. The balance of the note receivable at December 31, 2008 and 2007 was $242,000 and $551,000, respectively.

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