Form 10-Q
period 2009-03-29
AXESSTEL INC
filed 2009-05-12
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 10, 2009
Common Stock, $0.0001 per share	23,228,982 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 29, 2009

-i-

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	the likelihood that new competitors and new technologies will emerge and may further increase competition;

•	the potential for unexpected increases in operating expenses;

•	our ability to obtain future financing or funds when needed;

•	our ability to successfully obtain a diverse customer base;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	our ability to attract and retain a qualified employee base;

•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and

•	our ability to formulate, update and execute a successful business strategy.

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	March 29, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,060,711	$1,662,311
Accounts receivable, less allowance for doubtful accounts of $900,000 at March 29, 2009 and December 31, 2008	18,064,307	27,196,264
Inventories, net	1,540,823	1,317,576
Prepayments and other current assets	1,075,122	2,211,488

Total current assets	21,740,963	32,387,639

Property and equipment, net	793,709	1,000,666

Other assets:
Licenses, net	1,012,428	1,164,859
Other, net	324,040	378,321

Total other assets	1,336,468	1,543,180

Total assets	$23,871,140	$34,931,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,435,866	$19,323,734
Bank financing	1,591,934	5,391,342
Accrued commissions	3,231,323	3,302,846
Accrued royalties	1,005,000	1,338,000
Accrued warranties	460,000	460,000
Accrued expenses and other current liabilities	1,501,000	2,331,177

Total current liabilities	23,225,123	32,147,099

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 23,228,982 shares issued and outstanding at March 29, 2009 and December 31, 2008	2,323	2,323
Additional paid-in capital	39,440,303	39,344,303
Accumulated other comprehensive loss	(344,155)	(309,445)
Accumulated deficit	(38,452,454)	(36,252,795)

Total stockholders’ equity	646,017	2,784,386

Total liabilities and stockholders’ equity	$23,871,140	$34,931,485

The accompanying notes are an integral part of these consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 29, 2009	March 30, 2008
Revenues	$13,743,181	$24,636,937
Cost of goods sold	11,493,081	18,034,479

Gross margin	2,250,100	6,602,458
Operating expenses
Research and development	1,027,423	1,100,767
Selling, general and administrative	3,203,503	4,706,290

Total operating expenses	4,230,926	5,807,057

Operating income (loss)	(1,980,826)	795,401
Other income (expense)
Interest expense, net	(206,835)	(480,656)
Other, net	(11,998)	(58,087)

Total other income (expense)	(218,833)	(538,743)

Income (loss) before income tax provision	(2,199,659)	256,658
Income tax provision	—	—

Net income (loss)	(2,199,659)	256,658

Earnings (loss) per share
Basic	$(0.09)	$0.01

Diluted	$(0.09)	$0.01

Weighted average shares outstanding
Basic	23,228,982	23,228,982
Diluted	23,228,982	23,280,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net income (loss)	$(2,199,659)	$256,658

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	429,347	368,395
Stock-based compensation	96,000	78,550
Provision for losses on accounts receivable	—	915,000
Provision for inventory obsolescence	(350,000)	—
(Increase) decrease in:
Accounts receivable	9,131,957	(5,921,041)
Inventories	126,753	519,393
Prepayments and other current assets	1,056,684	(225,004)
Other assets	3,397	23,360
Increase (decrease) in:
Accounts payable	(3,887,868)	929,857
Accrued expenses and other liabilities	(1,234,700)	470,665

Total adjustments	5,371,570	(2,840,825)

Net cash provided by (used in) operating activities	3,171,911	(2,584,167)

Cash flows from investing activities:
Payment on note receivable	79,682	75,933
Acquisition of property and equipment	(19,075)	(7,279)

Net cash provided by investing activities	60,607	68,654

Cash flows from financing activities:
Proceeds from bank financing	—	2,585,478
Repayment of bank financing	(3,799,408)	(490,000)
Proceeds from borrowings	—	5,000,000
Repayment of borrowings	—	(1,371,000)

Net cash provided by (used in) financing activities	(3,799,408)	5,724,478

Cumulative translation adjustment	(34,710)	(192,616)

Net increase (decrease) in cash and cash equivalents	(601,600)	3,016,349
Cash and cash equivalents at beginning of year	1,662,311	555,301

Cash and cash equivalents at end of period	$1,060,711	$3,571,650

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$210,104	$485,470
Income tax	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements of Axesstel, Inc., a Nevada corporation, and its wholly-owned subsidiary (“Axesstel,” “us,” “our,” “we,” or the “Company”), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

We have established the Sunday nearest to the end of the calendar quarter to be the financial reporting date for our quarterly results and the calendar year-end for our annual results. The first quarter of the years ending December 31, 2009 and 2008 ended on March 29, 2009 and March 30, 2008, respectively.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The products are shipped back to the supplier and we are issued a credit or exchange from the supplier. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At March 29, 2009 and December 31, 2008, the allowance for doubtful accounts was $900,000.

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

License Costs

License costs include the cost of two non-exclusive worldwide software technology licenses which allows us to manufacture both fixed wireless and certain mobile CDMA, WCDMA, and HSPA based products and to sell and/or distribute them worldwide. The licenses have no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic lives of the licenses, which management has estimated ranges from three to ten years.

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at approximately four years.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets, such as fixed assets, licenses, patents and trademarks, under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to SFAS No. 144, we review for impairment when facts or circumstances indicate that the carrying value of depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. During the three months ended March 29, 2009 and March 30, 2008, we determined that there was no impairment of long-lived assets.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At March 29, 2009 and December 31, 2008, there was no allowance for sales returns.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units are included in the cost of goods sold and recorded when revenue is recognized. All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the three months ended March 29, 2009, warranty costs amounted to $44,000 and, as of March 29, 2009, we have established a warranty reserve of $460,000 to cover additional service costs over the life of the warranties. During the three months ended March 30, 2008, we did not record significant warranty costs and, as of March 30, 2008, we established a warranty reserve of $460,000 to cover additional service costs over the life of the warranty.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the three months ended March 29, 2009 and March 30, 2008 include stock-based compensation costs of $96,000 and $79,000, respectively. Following is a summary of stock-based compensation costs, by income statement classification:

	Three Months ended March 29, 2009	Three Months ended March 30, 2008
Research and development	$24,000	$21,000
Selling, general and administrative	72,000	58,000

Total	96,000	79,000
Tax effect on share-based compensation	—	—

Net effect on net income	$96,000	$79,000

Effect on earnings per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Valuation of Stock Option Awards

We have one stock option plan under which stock options are granted to our employees and directors. Prior to September 2004, we were authorized to issue options under other option plans; however, no additional awards may now be made under such plans. During the three months ended March 29, 2009, we granted to certain of our employees and directors options to purchase 883,000 shares of our common stock at an exercise price ranging from $0.28 to $0.34 per share. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years, and vest over one to four years.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

FASB Interpretation No. 48 is an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit.

Earnings (loss) per Share

We utilize SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the three months ended March 29, 2009 and March 30, 2008, 3,814,687 and 3,728,025 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended
	March 29, 2009	March 30, 2008
Numerator:
Net income (loss) attributable to common stockholders	$(2,199,659)	$256,658

Denominator:
Basic earnings per share—weighted average shares	23,228,982	23,228,982
Effect of dilutive securities:
Stock options and warrants	—	51,077

Diluted earnings per share—adjusted weighted average shares	23,228,982	23,280,059

Basic earnings (loss) per share	$(0.09)	$0.01

Diluted earnings (loss) per share	$(0.09)	$0.01

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

	Three Months Ended
	March 29, 2009	March 30, 2008
Net income (loss)	$(2,199,659)	$256,658
Other comprehensive income (loss):
Foreign currency translation adjustment	(34,710)	(192,616)

Comprehensive income (loss):	$(2,234,369)	$64,042

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

During the three months ended March 29, 2009, 87% of our revenues were from three customers, comprised of 44%, 29% and 14%. Those customers were located in Poland, Venezuela and Nigeria, respectively. At March 29, 2009, the amounts due from such customers were $6.1 million, zero and $1.9 million, respectively, which were included in accounts receivable. During the three months ended March 29, 2009, we purchased the majority of our products from one manufacturer. At March 29, 2009, the amount due to this manufacturer was $11.1 million.

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

As of March 29, 2009, we maintained assets of $1.2 million at locations in South Korea, and maintained inventory of $627,000 in China. In addition, most of our $18.1 million of accounts receivable are with customers in foreign countries in developing economies. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with the Emerging Issues Task Force (“EITF”) Issue 00-10 Accounting for Shipping and Handling Fees and Costs. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to approximately $389,000 and $384,000 for the three months ended March 29, 2009 and March 30, 2008, respectively.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on our financial statements.

2. LIQUIDITY AND GOING CONCERN

We have experienced significant net losses to date from operations. At March 29, 2009, we had cash and cash equivalents of $1.1 million and negative working capital of $1.5 million.

Other than cash and cash equivalents and cash flow provided by operations, our primary source of working capital is borrowings which are secured by our accounts receivable. We rely on a combination of open credit terms from our manufacturing partners and the ability to finance our accounts receivable to minimize our working capital requirements. Generally we only acquire and build inventory against a purchase order. Under the terms of our manufacturing agreements, our contract manufacturers acquire components and manufacture finished goods to our specifications; minimizing our investment in inventory. Following the sale of goods, we finance the resulting account receivable through commercial credit arrangements.

Our accounts receivable financing arrangements have generally taken one of two forms. For customers that qualify for credit insurance, we can factor their accounts receivable through any number of financial institutions. For other accounts, we generally require the customer or a distributor to provide a letter of credit to secure the payment obligation under the purchase order. In those instances, we can immediately discount and sell the letter of credit, generally back to the issuing bank.

The tightening of global credit markets has caused some major lenders to withdraw or reduce their program for financing non U.S. accounts receivable. During 2008, we financed a significant portion of our accounts receivable through two credit arrangements with affiliates of Wells Fargo. Those credit arrangements expired on December 31, 2008 and have not been renewed. Subsequent to the end of the quarter, we secured a $4.0 million receivables based financing agreement with a new lender that provides working capital for current obligations. We are working with a number of lenders and anticipate that we will be able to continue to secure financing in 2009, but at higher costs of capital than experienced in 2008. If, however, our customers cannot secure their payment obligations to us through letters of credit, credit insurance or other collateral, we may not be able accept purchase orders for our products. Similarly, any change in open credit terms from our contract manufacturers, as a result of credit restrictions imposed by their lenders or otherwise, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

During 2008, we were able to generate net income and a substantial improvement in our working capital position. However, our sales have historically been subject to significant variations from quarter to quarter, and poor operating results from the first quarter of 2009 have substantially reduced our working capital position. While we have increased our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results over the next fiscal year. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

We are evaluating additional manufacturing and financing arrangements to increase our available working capital and allow us to continue to grow our business without the sale of additional debt or equity securities. If we can continue to secure products from our contract manufacturers in sufficient quantities and secure financing of customer and distributor payment obligations, we believe that our existing capital will be sufficient to finance our operations for fiscal 2009. However, if we fail to generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. The recent worldwide financial crisis has decreased the number of investment funds committing capital to microcap issuers, and pricing for financings of both debt and equity have increased.

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

3. INVENTORIES

Inventories consisted of the following:

	March 29, 2009	December 31, 2008
Raw materials	$140,823	$562,576
Finished goods	1,600,000	1,305,000

	1,740,823	1,867,576
Less reserves for excess and obsolete inventories	(200,000)	(550,000)

	$1,540,823	$1,317,576

4. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	March 29, 2009	December 31, 2008
Prepaid taxes	$44,091	$196,915
Prepaid insurance	103,694	141,271
Prepaid rent	120,407	157,689
Prepaid tooling	174,602	228,151
Supplier advances	401,636	1,187,325
Note receivable, current portion	162,294	241,976
Other	68,398	58,161

	$1,075,122	$2,211,488

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 29, 2009	December 31, 2008
Machinery and equipment	$1,369,672	$1,470,226
Office furniture and equipment	623,788	629,821
Software	3,035,272	3,047,647
Leasehold improvements	242,498	255,844

	5,271,230	5,403,538
Accumulated depreciation	(4,477,521)	(4,402,872)

	$793,709	$1,000,666

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

HSDPA and HSUPA Licenses

In 2007, we entered into a worldwide license agreement which allows us to manufacture and sell certain HSPA (High-Speed Package Access) based products. At March 29, 2009, the license fee capitalized was $275,000. This license fee may increase to $900,000 based on certain milestones being successfully completed.

All of our licenses have no fixed termination dates and we have assigned estimated life ranging from two to ten years. The licenses consisted of the following:

	March 29, 2009	December 31, 2008
Licenses	$3,775,000	$3,775,000
Accumulated amortization	(2,762,572)	(2,610,141)

	$1,012,428	$1,164,859

Amortization expense related to these licenses amounted to $152,431 and $126,216 for the three months ended March 29, 2009 and March 30, 2008, respectively. Estimated future amortization expense related to licenses at March 29, 2009 is as follows:

March 29, 2009
2009	$447,000
2010	380,000
2011	110,000
2012	75,000

Total	$1,012,000

7. OTHER ASSETS

Other assets consisted of the following:

	March 29, 2009	December 31, 2008
Deposits	$112,589	$115,014
Patents and trademarks, net	211,451	263,307

	$324,040	$378,321

8. FINANCINGS

As of March 29, 2009 and December 31, 2008, we had outstanding loans of $1.6 million and $5.4 million, respectively, secured by our accounts receivable. The $1.6 million balance reflects financing activity originating from 2008 and bears interest at Wells Fargo Prime Rate plus 2.0%. As of March 29, 2009, the interest rate was 6.0% per annum. Repayment is due upon receipt of the accounts receivable that secures the respective borrowings. The financing agreement with Wells Fargo expired on December 31, 2008, and the remaining balance is subject to the expired agreement until repaid in full.

Subsequent to the end of the quarter, we secured a $4.0 million receivables based financing agreement with a new lender. This agreement, dated May 6, 2009, has a twelve month term and bears interest at a rate of 1.8% per month. The agreement provides financing for certain credit insured foreign receivables and is collateralized by all the foreign receivables of the Company.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 29, 2009	December 31, 2008
Customer advances	$20,416	$45,515
Lease liability	41,436	50,214
Accrued payroll, taxes and benefits	391,377	1,210,217
Accrued freight	158,532	158,532
Accrued taxes	423,282	289,282
Accrued interest	8,185	22,900
Accrued legal and professional fees	100,000	100,000
Accrued operating expenses	357,772	454,517

	$1,501,000	$2,331,177

10. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues and assets by geographic region and product line, but do not manage operations by region.

Revenues by geographic region based on customer locations were as follows:

	Three months ended
	March 29, 2009	March 30, 2008
Revenues
Asia	$43,389	$(69,051)
EMEA	9,591,462	8,544,248
Latin America	3,501,640	15,903,182
United States and Canada	606,690	258,558

Total revenues	$13,743,181	$24,636,937

Our voice product line consists of fixed wireless phones and voice/data terminals. Our data product line consists of broadband modems, 3G gateway devices, and M2M security devices. Revenues by product line were as follows:

	Three months ended
	March 29, 2009	March 30, 2008
Revenues
Voice Products	$4,396,508	$11,030,505
Data Products	9,346,673	13,606,432

Total revenues	$13,743,181	$24,636,937

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

$1,694,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the three months ended March 29, 2009 and March 30, 2008 amounted to approximately $158,000, and $205,000, respectively.

Employment and Separation Agreements

We entered into an employment agreement with H. Clark Hickock that provides severance payments if he is terminated without cause. Consequently, if we had released Mr. Hickock without cause as of March 29, 2009, the severance expense due would be $350,000.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At March 29, 2009, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

12. RELATED PARTY TRANSACTIONS

At March 29, 2009, Mike H.P. Kwon owned more than 5% of our outstanding common stock and consequently has been classified as a related party due to the quantity of shares owned. We have a consulting agreement with Mr. Kwon that provides monthly and performance based compensation to Mr. Kwon for services performed. For the three months ended March 29, 2009, consulting fees of $85,000 were earned by Mr. Kwon.

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

Overview

We design, develop, market and manufacture fixed wireless voice and broadband data products for the worldwide telecommunications market. Our product portfolio includes fixed wireless phones, voice/data terminals, broadband modems, 3G gateway devices, and M2M (machine-to-machine) security devices for access to voice calling and high-speed data services.

Our products have similar functionality to phones and modems that use a traditional landline telecommunications network; however, our products are wireless and can be substituted for wired phones and modems. Most of our products sold to date have been based on 2G and 3G CDMA (Code Division Multiple Access) technology developed by Qualcomm Incorporated. We are increasing our focus on new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies to enhance our product offering and expand our markets. In addition to the introduction of GSM and GPRS based products, we have increased our focus on the development of data products, including broadband modems, 3G gateway devices and M2M devices, which represent an increasing percentage of our overall revenues

We currently sell our products to telecommunications operators in developing countries where large segments of the population do not have telephone or internet service. To date our largest markets have been in Asia, Europe Middle East and Africa (EMEA), and Latin America, with our largest customers located in Venezuela and India. In 2008, we began selling our GSM products in Mexico and entered into a distribution agreement to distribute our products in North America. At March 29, 2009 we had a total of 71 customers in 49 countries.

History

We were founded in July 2000. In late 2002, we began performing original design manufacturing and product engineering and development for major international telecommunications companies. In December 2002, we acquired Entatel, Ltd., a South Korean company, in order to meet the engineering requirements of these projects. We changed this entity’s name to Axesstel R & D Center Co., Ltd., and then subsequently to Axesstel Korea Inc. This entity continues as our operating research and development subsidiary located in Korea.

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

In 2004, we commenced large scale product manufacturing with our Taiwan-based manufacturing partner, Wistron NeWeb Corporation, or WNC. In 2005, WNC transitioned our production lines from Taiwan to mainland China to take advantage of lower production costs and better access to the China supply chain. WNC presently has two high speed production lines dedicated to high volume production, and the ability to add additional lines to match future capacity needs. We continue to work with WNC in sourcing components for our products in an effort to reduce costs, ensure the quality of the components we purchase and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders. We believe WNC provides flexibility and scalability to our manufacturing operations.

Recent Developments

The year ended December 31, 2008 was our best year of operations. We generated revenues of $109.6 million and net income of $1.4 million for the year. It was our first year of profitable operations since inception. That success was the result of focus on certain core operating goals:

•	stabilize revenues through customer and product diversity;

•	increase sales through localized sales teams;

•	expand our offerings of higher margin data products; and

•	manage costs to achieve profitability.

We experienced a slow start to 2009 as the global economic climate and declines in consumer spending reduced demand in the first three months of 2009, particularly in Latin America. We recorded revenues of $13.7 million in the three months ended March 29, 2009 and recorded a net loss of $2.2 million, compared to revenues of $24.6 million and net profit of $257,000 for the three months ended March 30, 2008.

The global economic recession has caused telecommunications operators to be very cautious with their spending plans. This was compounded by the fact that our customers’ inventories lasted longer than projected due to lower than anticipated holiday sales in the fourth quarter. This was particularly evident in Latin America, where demand was down significantly. We had revenues of $3.5 million in Latin America in the first quarter as compared to $15.9 million in the first quarter last year. We anticipated increased sales to Latin America based on our recent introduction of GSM based phones and modems which would open additional markets such as Mexico. While we have had initial sales in those markets, the overall volume was short of expectations. We continue to believe, however, that we are well positioned for that region when demand returns.

While results in Latin America were disappointing, we did see improvement in other geographic regions. EMEA continued to increase in importance, with revenues of $9.6 million for the quarter. We also began marketing into North America, including the United Stated and Canada and saw revenues of $609,000 for that region. Sales in Asia were nominal for the quarter. We continue to refrain from taking business in that region that doesn’t support a reasonable gross margin.

We entered 2009 with our most comprehensive product portfolio to date, including a full line of data and voice products for 2G and 3G GSM and CDMA networks. The breadth of the product portfolio, particularly as it relates to our new GSM phones and modems as well as our HSUPA (High-Speed Uplink Packet Access) broadband devices, enables us to address more emerging markets globally. We also anticipate significant opportunities for AxessGuard™, our new M2M security alarm system that can be integrated with a simple download to our installed base of over three million phone and/or terminal device users. During the quarter we demonstrated our newly launched HSUPA products at the GSMA Mobile World Congress held in Barcelona, Spain. We also extended our 3G modem line with the MV200 Series wireless broadband USB dongle. Sales of data products accounted for 68% of revenue during the first quarter of 2009.

Throughout 2008 we conducted an aggressive campaign to reduce operating costs. Operating costs for the first quarter of 2009 were $4.2 million, our lowest quarterly operating costs in three years. In addition, subsequent to the end of the quarter, we effected additional reductions in headcount, and reductions in salaries for remaining employees. Beginning in the third quarter of 2009, these changes are expected to result in further annual savings of $2.0 million.

Outlook

In 2009, we intend to execute on the same business fundamentals that achieved our 2008 turnaround, including aggressive expansion of our sales efforts, entry into new addressable markets and strict containment of operating expenses.

Over the past three years our revenues and operating results have been subject to significant variations from quarter to quarter because of the timing of receipt of orders from customers, or our financial position and ability to ship products. Issues related to worldwide consumer demand for goods, and the ability of our manufacturers and telecommunications service providers to finance their operations and growth may cause further disruptions in demand for our products. We expect that our quarterly results of operations will continue to be subject to significant variations over the next fiscal year. We are attempting to address any decline in revenues through focus on sales to new customers as well as sales of new products.

The current economic and financial climate injects additional uncertainty into our ability to forecast projected results of operations. Continued economic recession could result in a further decline in consumer demand for our products. Moreover, any disruption in our working capital, as a result of poor operating performance or further restrictions in the credit markets, would impact our ability to fulfill orders and meet our operating plan. Nonetheless, we are currently seeing increased order flow from our customers and increased interest in our products from prospective new customers. We believe our full line of voice and data products will enable us to further penetrate emerging markets globally and rural markets in developed countries. Despite the disappointing results for the first quarter, we anticipate that the performance for the balance of fiscal 2009 will show substantial improvement over the first quarter results. Based on currently available information, including increased order activity, our management continues to believe that 2009 revenues will again exceed $100 million and currently expects to achieve annual profitability.

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

We supply our principal contract manufacturer, WNC, with rolling forecasts. In addition, we receive forecasts from our customers, and in turn, place orders with WNC for near-term production. Based upon our purchase orders and forecasts, WNC procures components in amounts intended to meet the near-term demand. Following receipt of our orders, WNC generally manufactures our products and delivers the finished goods to the customer’s freight forwarder in China, transferring title at that point. We generally recognize revenue upon the transfer of title to the freight forwarder.

Cost of Goods Sold

Cost of goods sold consists of direct materials, manufacturing expense, freight expense, warranty expense, and royalty fees. Pricing for fixed wireless products has declined since we entered into this business. We believe our ability to increase sales of our products and achieve profitability will depend in part on our ability to reduce cost of goods sold. We continue our cost reduction efforts through the following initiatives: increasing our purchasing power through increased volume; ordering standardized parts used across our product lines; looking for additional manufacturing partners in low cost regions; reengineering our products with new technologies and expertise to decrease the number of components; relying more on application and software development than hardware; and improving our manufacturing processes.

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

With respect to our Accounts Receivable policy, management exercises its judgment in establishing allowances for sales returns and doubtful accounts based on historical write-off percentages and information collected from individual customers. Several factors make these allowances significant to our financial position. We have traditionally experienced high customer concentration, resulting in large accounts receivable from individual customers. The determination of the credit worthiness of these customers and whether or not an allowance is appropriate could have a significant impact on our results of operations for any quarter. Similarly, we have operated on gross margins of 21% to 24% over the past two full years. Accordingly, increases or decreases in allowances for doubtful accounts or sales returns may have significant impact on profitability.

With respect to Revenue Recognition, we recognize revenue on sales when ownership and title pass to the customer. Because our sales are characterized by large orders from time to time, the timing of when the revenue is recognized may have a significant impact on results of operations for any quarter or annual period.

As for Warranty Costs, for some sales contracts, we provide warranty replacement units ranging from 1 to 2 percent of total units shipped. The costs related to these units are included in costs of goods sold at the time that the revenue for the shipment is recognized. For other orders we provide a limited warranty, generally for a period of one year from purchase or initialization of the product. We establish a warranty reserve based on management’s estimates of anticipated service and replacement costs over the term of outstanding warranties for any given period. Management’s estimates are based on historical warranty experience. However, we are aggressively expanding our product offerings, and frequently introduce new products to the market. In addition, our products are comprised of components acquired from third party suppliers, which are manufactured and assembled to our specifications by contract manufacturers. As a result, we may have limited experience from which to establish an estimate for an applicable warranty reserve. Any significant increase in warranty reserve may have a substantial impact on our results of operations. Please see “Note 1 – The Company and its Significant Accounting Policies” to our financial statements for a more complete discussion of the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

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

($ in thousands)	Three months ended March 29, 2009		Three months ended March 30, 2008
Revenues	$13,743	100.00%	$24,637	100.00%
Cost of goods sold	11,493	83.63%	18,035	73.20%

Gross margin	2,250	16.37%	6,602	26.80%

Operating expenses:
Research and development	1,027	7.47%	1,101	4.47%
Selling, general and administrative	3,204	23.31%	4,706	19.10%

Total operating expenses	4,231	30.78%	5,807	23.57%

Operating income (loss)	(1,981)	(14.41)%	795	3.23%
Other income (expense), net	(219)	(1.59)%	(538)	(2.19)%

Income (loss) before income taxes	(2,200)	(16.00)%	257	1.04%
Income tax provision	—	—%	—	—%

Net Income (loss)	$(2,200)	(16.00)%	$257	1.04%

Comparison of the Three Months Ended March 29, 2009 to the Three Months Ended March 30, 2008

General

We recorded revenues of $13.7 million in the three months ended March 29, 2009 and recorded a net loss of $2.2 million, compared to revenues of $24.6 million and net profit of $257,000 for the three months ended March 30, 2008. We experienced a slow start to 2009 as the global economic climate and declines in consumer spending reduced demand in the first three months of 2009, particularly in Latin America. We are seeing signs of improvement from our customers and expect sales and operating results to improve greatly throughout the remainder of the year. We believe our full line of voice and data products will enable us to further penetrate emerging markets globally and rural markets in developed countries. However, we are not immune to the uncertainties and risks associated with the global economic slowdown; therefore, if our customers are unable to meet their projected sales we would also experience a decline in revenue and profitability.

Revenues

For the three months ended March 29, 2009, which we refer to as Q1 2009, revenues were $13.7 million compared to $24.6 million for the three months ended March 30, 2008, which we refer to as Q1 2008, representing a 44% decrease. The decrease in revenues is attributable to a decrease in sales in the Latin America region, which went from $15.9 million in Q1 2008 to $3.5 million in Q1 2009. We believe that the slow down in sales in Latin America was attributable to general economic conditions, as network carriers informed us that they had remaining unsold inventories going into Q1 2009 as a result of weaker than expected consumer demand in the region.

In Q1 2009, our revenues were derived principally from three customers, which together represented 87% of revenues, and individually represented 44%, 29% and 14% of revenues, respectively. In Q1 2008, our revenues were derived principally from two customers, which together represented 58% of revenues, and individually represented 33% and 25% of revenues, respectively. Our revenues for Q1 2009 consisted of 32% for voice products and 68% for data products. For Q1 2008, our revenues consisted of 45% for voice products and 55% for data products.

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

Cost of Goods Sold

For Q1 2009, cost of goods sold was $11.5 million compared to $18.0 million for Q1 2008, a decrease of 36%. This decrease to cost of goods sold is largely attributable to the 44% reduced revenue from the comparative period.

Overall, our cost of materials declined on a per unit basis in 2009 for both our voice and data product lines because we were able to re-engineer our products to take advantage of cost efficient alternate parts and reduced prices with our suppliers. In 2008 and continuing into 2009, most of our products were manufactured by one manufacturer. We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our principal contract manufacturer will be able to further decrease its costs as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin

For Q1 2009, gross margin as a percentage of revenues was 16% compared to 24% for Q1 2008. The gross margin percentage decrease was primarily attributable to reduced margins from two large shipments in Q1 2009. One shipment was a new product that has not experienced cost reductions in its development cycle and the other shipment had reduced margins as we made the decision to sell some aged inventory at reduced pricing to eliminate the risk of inventory obsolescence. These factors are not expected to be a continuing trend and we expect margins to improve the remainder of the year. However, margins may fluctuate on an individual quarterly basis due to customer and product mix, as well as other factors.

Research and Development

For Q1 2009, research and development was $1.0 million, compared to $1.1 million for Q1 2008, a decrease of 7%. This decrease was mainly attributable to decreases in the internal development of our phone products and decreased expense in outside certification test fees and outside development of prototype products in 2009. As a percentage of revenues, research and development for Q1 2009 increased to 7% from 4% in Q1 2008.

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

Selling, General and Administrative

For Q1 2009 selling, general and administration expenses were $3.2 million, compared to $4.7 million for Q1 2008, a decrease of 32%. This decrease from the comparable period was mainly attributable to decreased external sales commissions, reduced wage and bonus costs, and reduced bad debt reserve. As a percentage of revenue, selling, general and administration expenses for Q1 2009 increased to 23% from 19% in Q1 2008.

Looking to the remainder of 2009 we expect our selling, general and administrative expenses to increase with the anticipated increase in revenues, but to decrease as a percentage of revenues.

Other Income (Expense)

For Q1 2009, other income (expense) was a net expense of $219,000 compared to a net expense of $539,000 for Q1 2008. The majority of the expense from the comparable periods resulted from interest expense associated from debt and financing activities.

Provision for Income Taxes

For both Q1 2009 and Q1 2008, no income tax provisions were recorded. Currently, we have established a full reserve against all deferred tax assets.

Net Income (Loss)

For Q1 2009, net loss was $2.2 million compared to a net income of $257,000 for Q1 2008.

Liquidity and Capital Resources

Liquidity

At March 29, 2009, our principal sources of liquidity included cash and cash equivalents of $1.1 million compared to $1.7 million at December 31, 2008. In addition, at March 29, 2009, accounts receivable were $18.1 million, compared to $27.2 million at December 31, 2008. At March 29, 2009, we had negative working capital of $1.5 million compared to working capital of $241,000 million at December 31, 2008.

For the three months ended March 29, 2009, we generated $3.2 million of cash from operations which was derived from changes in operating assets and liabilities of $5.2 million offset by the cash net loss of $2.0 million (net income plus non-cash adjustments for the write-off of stock-based compensation, receivable and inventory provisions, and depreciation and amortization). Our principal source of cash for the quarter was the collection of accounts receivable which provided $9.1 million of cash during the quarter.

Investment activities provided approximately $61,000 of cash during the three months ended March 29, 2009, primarily as a result of payments received on a note receivable offset by expenditures for software and equipment. As of March 29, 2009, we did not have any significant commitments for capital expenditures.

Financing activities consumed $3.8 million of cash during the three months ended March 29, 2009, as cash received from the collections of accounts receivable was used to repay bank financing secured by those receivables.

Capital Resources

Other than cash and cash equivalents and cash flow provided by operations, our primary source of working capital is borrowings which are secured by our accounts receivable. We rely on a combination of financing our accounts receivable and open credit terms from our manufacturing partners and to minimize our working capital requirements. Generally we only acquire and build inventory against a purchase order, and under our current arrangements, we can use the proceeds of financing the accounts receivable from the sale to pay our manufacturers for the costs of good sold within the period of their open credit terms.

Our accounts receivable financing arrangements have generally taken one of two forms. For customers that qualify for credit insurance, we can factor their accounts receivable to a number of financial institutions. For other accounts, we generally require the customers or a distributor to provide a letter of credit to secure the payment obligation under the purchase order. In those instances, we can immediately discount and sell the letter of credit, generally back to the issuing bank.

The tightening of global credit markets has caused some major lenders to withdraw or reduce their programs for financing non U.S. accounts receivable. During 2008, we financed a significant portion of our accounts receivable through two credit arrangements with affiliates of Wells Fargo. Those credit arrangements expired on December 31, 2008 and have not been renewed. Subsequent to the end of the quarter, we secured a $4.0 million receivables based financing agreement with a new lender that provides working capital for current obligations. This agreement, dated May 6, 2009, has a twelve month term and bears interest at a rate of 1.8% per month. The agreement provides financing for certain credit insured foreign receivables and is collateralized by all of our foreign receivables. We are working with a number of lenders and anticipate that we will be able to continue to secure financing in 2009, but at higher costs of capital than experienced in 2008. If, however, our customers cannot secure their payment obligations to us through letters of credit, credit insurance or other collateral, we may not be able to accept orders. Similarly, any restrictive change in open credit terms from our contract manufacturers, as a result of credit restrictions imposed by their lenders or otherwise, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

During 2008, we were able to generate net income and a substantial improvement in our working capital position. However, our sales have historically been subject to significant variations from quarter to quarter, and poor operating results from the first quarter of 2009 have substantially reduced our working capital position. While we have increased our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results over the next fiscal year. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

We are evaluating additional manufacturing and financing arrangements to increase our available working capital and allow us to continue to grow our business without the sale of additional debt or equity securities. If we can continue to secure products from our contract manufacturers in sufficient quantities and secure financing of customer and distributor payment obligations, we believe that our existing capital will be sufficient to finance our operations for fiscal 2009. However, if we fail to generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. The recent worldwide financial crisis has decreased the number of commercial banking institutions that are willing to extend credit on foreign based receivables. In addition, the number of investment funds committing capital to microcap issuers has decreased, and pricing for financings of both debt and equity have increased.

Because of our historic net losses, our low working capital position and the uncertainties related to the worldwide economic downturn, our independent auditors, in their report on our financial statements for the year ended December 31, 2008 expressed substantial doubt about our ability to continue as a going concern.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. Interest rates for our current bank debt outstanding are based on premiums to LIBOR and Wells Fargo’s Prime Rate at the time our receivables are financed. These rates float as market conditions change, and as such, future financings are subject to market risk. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 29, 2009, we had approximately $1.1 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at March 29, 2009, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the three months ended March 29, 2009, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from our principal manufacturer, WNC, in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from WNC were denominated in United States dollars.

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

Under the supervision of our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of March 29, 2009 the design and operation of such disclosure controls and procedures were effective.

Changes In Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Limitations On Disclosure Controls And Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have determined that as of March 29, 2009, our disclosure controls were effective at that “reasonable assurance” level. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The risk factors set forth below update the corresponding risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the risk factors below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial position and results of operations.

The impact of the current economic climate and tight financing markets may impact consumer demand for our products, our customer’s ability to finance new networks, and our ability to secure financing to support the manufacture and sale of our products.

All of our sales are derived from, and we are dependent on, the wireless telecommunications industry. In addition, a substantial portion of our sales are derived from customers in developing countries. In the first quarter of 2009, weak consumer demand for our products in the Latin America region as compared to recent historical levels had a substantial negative impact on our revenues and profitability. The long term impact of the current economic climate and the tight financial markets on demand for our products is unclear. If consumer demand declines, we will experience reduced sales.

We depend on telecommunications operators to roll out new networks and upgrade existing network infrastructure to drive demand for our products. If those operators determine that consumer demand will not support, or that they are unable to finance, new network rollouts or product launches, sales of our products may decline.

Because of our limited working capital, we rely on a combination of credit terms from our contract manufacturers and credit security from our customers and distributors to minimize our working capital requirements. We depend upon open credit terms from our contract manufacturers to produce goods for sale to our customers. Any restrictive change in our credit terms with them could impact our ability to produce goods to meet customer orders.

The current economic and financial crisis may also impact the ability of our customers to provide credit security for their orders. We rely on that credit security, usually in the form of credit insurance or a letter of credit, to immediately finance the account receivable from the customer. We then use the proceeds from the account receivable financing to pay our contract manufacturers within the terms of their open credit policy. If, as a result of the current financial crisis, our customers are unable to secure credit insurance or a letter of credit to secure their account with us, we may be unable to fill purchase orders submitted to us and our sales and results of operations may decline.

We depend on our distributor relationships to provide letters of credit to support our sales of products to customers in Venezuela, which accounted for 41% of our revenues in 2008.

For 2007 and 2008, sales to telecommunications service providers in Venezuela accounted for 43% and 41% of our revenues, respectively. For the three months ended March 29, 2009, sales in Venezuela accounted for 29% of our revenues. In 2007 the government in Venezuela nationalized the telephone company. While we continued to receive orders for products, we experienced substantial delays in payments from Venezuelan customers in 2007. Those delays resulted in us falling delinquent in payments to WNC, our principal manufacturer, and shipment delays that substantially impaired our results of operations for the fourth quarter of 2007.

In early 2008, we entered into a distributor agreement pursuant to which we directed sales orders from Venezuelan customers through the distributor. The distributor takes the purchase order from the customers, and issues a purchase order to us at a discount from the purchase price for the end customer. Under the terms of the distributor agreement, the distributor secures its payment obligation to us with a letter of credit which we can finance immediately, eliminating delays and collection risk.

We are working with a variety of potential distributors, which serve different geographic regions. However, under the distributor arrangement, the distributor may, in its discretion, reject any particular purchase order from our customer, change the pricing discount at which it is willing to purchase our products, or terminate the distributor relationship at any time. If any of our distributors refuses to accept a purchase order from our customer, we can accept the order directly or arrange for another distributor to accept the purchase order. If we cannot identify another distributor, or find another option to finance the account receivable, we do not presently have the working capital necessary to fulfill any substantial level of business on open terms. Consequently, if our distributors were to modify the manner the terms upon which they distribute our products, we may have to substantially reduce the level of business we perform, or reduce our gross margins.

If we cannot sustain profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

Although we had net income of $1.4 million for the year ended December 31, 2008, we incurred significant losses in prior years including a net loss of $9.0 million for the year ended December 31, 2007, and a net loss of $6.6 million for the year ended December 31, 2006. We incurred a net loss for the period ended March 29, 2009 of $2.2 million. At March 29, 2009, we had an accumulated deficit of $38.5 million and a working capital deficit of $1.5 million. Sustaining profitability will require us to maintain our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in maintaining profitability and improving our working capital position.

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

Even though our plan was accepted and our common stock continues to be listed on NYSE Amex, we are subject to periodic review to determine if we are making progress consistent with our plan. If our operating results negatively deviate substantially from our plan, or we are not in compliance by September 7, 2009, we will be subject to delisting proceedings. We made substantial progress through December 31, 2008. However, the net loss incurred in the first quarter of 2009 has substantially reduced our stockholder equity. If our common stock is delisted from NYSE Amex we would apply to have it trade on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board may experience more limited trading volume and exhibit wider spreads between the bid/ask quotation. In addition, our common stock would become subject to the “penny stock” rules, which impose additional customer suitability and disclosure requirements on broker-dealers effecting transactions in common stock. These requirements would adversely affect the market price and liquidity of our common stock.

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

AXESSTEL, INC.

Date: May 11, 2009	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.