Form 10-Q
period 2009-06-28
AXESSTEL INC
filed 2009-08-11
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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
(do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 10, 2009
Common Stock, $0.0001 per share	23,456,232 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 28, 2009

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	June 28, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,276,357	$1,662,311
Accounts receivable, less allowance for doubtful accounts of $1,360,000 at June 28, 2009 and $900,000 at December 31, 2008	15,096,663	27,196,264
Inventories, net	3,905,859	1,317,576
Prepayments and other current assets	918,388	2,211,488

Total current assets	21,197,267	32,387,639

Property and equipment, net	913,641	1,000,666

Other assets:
Licenses, net	859,998	1,164,859
Other, net	275,875	378,321

Total other assets	1,135,873	1,543,180

Total assets	$23,246,781	$34,931,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,420,795	$19,323,734
Bank financing	5,863,647	5,391,342
Accrued commissions	2,136,824	3,302,846
Accrued royalties	965,985	1,338,000
Accrued warranties	460,000	460,000
Accrued expenses and other current liabilities	1,761,594	2,331,177

Total current liabilities	24,608,845	32,147,099

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 50,000,000 shares authorized; 23,456,232 and 23,228,982 shares issued and outstanding at June 28, 2009 and December 31, 2008, respectively	2,346	2,323
Additional paid-in capital	39,615,273	39,344,303
Accumulated other comprehensive loss	(331,448)	(309,445)
Accumulated deficit	(40,648,235)	(36,252,795)

Total stockholders’ equity (deficit)	(1,362,064)	2,784,386

Total liabilities and stockholders’ equity	$23,246,781	$34,931,485

The accompanying notes are an integral part of these consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues	$11,904,143	$31,628,976	$25,647,324	$56,265,913
Cost of goods sold	9,110,005	23,582,519	20,603,086	41,616,998

Gross margin	2,794,138	8,046,457	5,044,238	14,648,915

Operating expenses
Research and development	902,451	1,352,299	1,929,874	2,453,066
Selling, general and administrative	3,868,150	4,826,599	7,071,653	9,532,889

Total operating expenses	4,770,601	6,178,898	9,001,527	11,985,955

Operating income (loss)	(1,976,463)	1,867,559	(3,957,289)	2,662,960
Other income (expense)
Interest expense, net	(294,683)	(535,728)	(501,518)	(1,016,384)
Other, net	75,365	(133,801)	63,367	(191,888)

Total other income (expense)	(219,318)	(669,529)	(438,151)	(1,208,272)

Income (loss) before income tax provision	(2,195,781)	1,198,030	(4,395,440)	1,454,688
Income tax provision	—	—	—	—

Net income (loss)	$(2,195,781)	$1,198,030	$(4,395,440)	$1,454,688

Earnings (loss) per share
Basic	$(0.09)	$0.05	$(0.19)	$0.06

Diluted	$(0.09)	$0.05	$(0.19)	$0.06

Weighted average shares outstanding
Basic	23,266,857	23,228,982	23,247,920	23,228,982
Diluted	23,266,857	23,572,213	23,247,920	23,314,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net income (loss)	$(4,395,440)	$1,454,688

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	711,283	803,042
Stock-based compensation	270,993	178,100
Provision for losses on accounts receivable	1,074,001	—
Provision for inventory obsolescence	—	75,000
(Increase) decrease in:
Accounts receivable	11,025,600	(17,898,600)
Inventories	(2,588,283)	1,109,201
Prepayments and other current assets	1,132,769	414,624
Other assets	(906)	(60,908)
Increase (decrease) in:
Accounts payable	(5,902,939)	2,595,787
Accrued expenses and other liabilities	(2,107,620)	2,321,604

Total adjustments	3,614,898	(10,462,150)

Net cash used in operating activities	(780,542)	(9,007,462)

Cash flows from investing activities:
Payment on note receivable	160,331	152,786
Acquisition of property and equipment	(216,045)	(60,957)

Net cash provided by (used in) investing activities	(55,714)	91,829

Cash flows from financing activities:
Proceeds from bank financing	5,126,234	10,362,347
Repayment of bank financing	(4,653,929)	(490,000)
Proceeds from borrowings	—	5,000,000
Repayment of borrowings	—	(5,000,000)

Net cash provided by financing activities	472,305	9,872,347

Cumulative translation adjustment	(22,003)	(132,575)

Net increase (decrease) in cash and cash equivalents	(385,954)	824,139
Cash and cash equivalents at beginning of year	1,662,311	555,301

Cash and cash equivalents at end of period	$1,276,357	$1,379,440

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$340,289	$1,027,110
Income tax	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

We have established the Sunday nearest to the end of the calendar quarter to be the financial reporting date for our quarterly results and the calendar year-end for our annual results. The second quarter of the years ending December 31, 2009 and 2008 ended on June 28, 2009 and June 29, 2008, respectively.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The products are shipped back to the supplier and we are issued a credit or exchange from the supplier. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At June 28, 2009 and December 31, 2008, the allowance for doubtful accounts was $1,360,000 and $900,000, respectively.

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

Licenses

Licenses include the cost of two non-exclusive worldwide software technology licenses which allow us to manufacture both fixed wireless and certain mobile CDMA, WCDMA, and HSPA based products and to sell and/or distribute them worldwide. The licenses have no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic lives of the licenses, which management has estimated ranges from two to ten years.

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at approximately four years.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets, such as fixed assets, licenses, patents and trademarks, under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to SFAS No. 144, we review for impairment when facts or circumstances indicate that the carrying value of depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. During the six months ended June 28, 2009 and June 29, 2008, we determined that there was no impairment of long-lived assets.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criterion as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At June 28, 2009 and December 31, 2008, there was no allowance for sales returns.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units are included in the cost of goods sold and recorded when revenue is recognized. All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the six months ended June 28, 2009, warranty costs amounted to $173,000 and, as of June 28, 2009, we have established a warranty reserve of $460,000 to cover additional service costs over the life of the warranties. During the six months ended June 29, 2008, warranty costs amounted to $256,000 and, as of June 29, 2008, we established a warranty reserve of $460,000 to cover additional service costs over the life of the warranty.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the six months ended June 28, 2009 and June 29, 2008 include stock-based compensation costs of $271,000 and $178,000, respectively. Following is a summary of stock-based compensation costs, by income statement classification:

	Six Months ended June 28, 2009	Six Months ended June 29, 2008
Research and development	$48,000	$45,000
Selling, general and administrative	223,000	133,000

Total	271,000	178,000
Tax effect on share-based compensation	—	—

Net effect on net income	$271,000	$178,000

Effect on earnings per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Valuation of Stock Option Awards

We have one stock option plan under which stock options are granted to our employees and directors. During the six months ended June 28, 2009, we granted to certain of our employees and directors options to purchase 883,000 shares of our common stock at exercise prices ranging from $0.28 to $0.38 per share. During the six months ended June 29, 2008, we granted to certain of our employees and directors options to purchase 900,000 shares of our common stock at exercise prices ranging from $0.34 to $0.81 per share. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years, and vest over one to four years.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2008 and June 28, 2009 we have established a full reserve against all deferred tax assets.

FASB Interpretation No. 48 is an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit.

Earnings (loss) per Share

We utilize SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the six months ended June 28, 2009 and June 29, 2008, 3,806,687 and 2,128,468 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended		Six Months Ended
	June 29, 2008	June 29, 2008	June 29, 2008	June 29, 2008
Numerator:
Net income (loss)	$(2,195,781)	$1,198,030	$(4,395,440)	$1,454,688

Denominator:
Basic earnings per share— weighted average shares	23,266,857	23,228,982	23,247,920	23,228,982
Effect of dilutive securities:
Stock options and warrants	—	343,231	—	85,131

Diluted earnings per share—adjusted weighted average shares	23,266,857	23,572,213	23,247,920	23,314,113

Basic earnings (loss) per share	$(0.09)	$0.05	$(0.19)	$0.06

Diluted earnings (loss) per share	$(0.09)	$0.05	$(0.19)	$0.06

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

	Three Months Ended		Six Months Ended
	June 29, 2008	June 29, 2008	June 29, 2008	June 29, 2008
Net income (loss)	$(2,195,781)	$1,198,030	$(4,395,440)	$1,454,688
Other comprehensive income (loss):
Foreign currency translation adjustment	12,707	60,041	(22,003)	(132,575)

Comprehensive income (loss):	$(2,183,074)	$1,258,071	$(4,417,443)	$1,322,113

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

During the six months ended June 28, 2009, 58% of our revenues were from two customers, comprised of 43% and 15%. Those customers were located in Poland and Venezuela, respectively. At June 28, 2009, the amounts due from such customers were $5.6 million and zero, respectively, which were included in accounts receivable. During the six months ended June 28, 2009, we purchased the majority of our products from one manufacturer. At June 28, 2009, the amount due to this manufacturer was $10.3 million.

During the six months ended June 29, 2008, 55% of our revenues were from two customers, comprised of 30% and 25%. Those customers were located in Venezuela and Iraq, respectively. At June 29, 2008, the amounts due from such customers were $6.1 million and $13.3 million, respectively, which were included in accounts receivable. During the six months ended June 29, 2008, we purchased the majority of our products from one manufacturer. At June 29, 2008, the amount due to this manufacturer was $18.1 million.

As of June 28, 2009, we maintained assets of $2.6 million at locations in South Korea, and maintained inventory of $134,000 in China. In addition, most of our $15.1 million of accounts receivable are with customers in foreign countries in developing economies. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with the Emerging Issues Task Force (“EITF”) Issue 00-10 Accounting for Shipping and Handling Fees and Costs. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $653,000 and $1.5 million for the six months ended June 28, 2009 and June 29, 2008, respectively.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

2. LIQUIDITY AND GOING CONCERN

We have experienced significant net losses to date from operations. At June 28, 2009, we had cash and cash equivalents of $1.3 million, negative working capital of $3.4 million, and stockholder’s deficit of $1.4 million.

Other than cash and cash equivalents and cash flow provided by operations, our primary source of working capital is borrowings, which are secured by our accounts receivable. We rely on a combination of open credit terms from our manufacturing partners and the ability to finance our accounts receivable to minimize our working capital requirements. Generally, we only acquire and build inventory against a purchase order. Under the terms of our manufacturing agreements, our contract manufacturers acquire components and manufacture finished goods to our specifications; minimizing our investment in inventory. We often finance our accounts receivable through commercial credit arrangements which have generally taken one of two forms. For customers that qualify for credit insurance, we factor their accounts receivable through a number of financial institutions. For other accounts, we generally require the customer or a distributor to provide a letter of credit to secure the payment obligation under the purchase order. In those instances, we can immediately discount and sell the letter of credit, generally back to the issuing bank.

The tightening of global credit markets has caused some major lenders to withdraw or reduce their program for financing non U.S. accounts receivable. During 2008, we financed a significant portion of our accounts receivable through two credit arrangements with affiliates of Wells Fargo. Those credit arrangements expired on December 31, 2008 and have not been renewed. During the second quarter, we secured a $4.0 million receivables based financing agreement with a new lender that provides working capital for current obligations. We are working with a number of lenders and anticipate that we will be able to continue to secure financing in 2009, but at higher costs of capital than experienced with Wells Fargo in 2008. If, however, our customers cannot secure their payment obligations to us through letters of credit, credit insurance or other collateral, we may not be able to accept purchase orders for our products.

At June 28, 2009, we had accounts receivable from certain of our customers in the amount of $6.2 million that were past due. Of this amount, we reserved $1.4 million as an allowance for doubtful accounts. Subsequent to the quarter’s end, we agreed to accept product returns from three of these customers with a combined receivable balance of $3.4 million. On return, this product will be recorded into inventory at the cost basis of $2.7 million. The remaining $700,000 will be offset against the allowance for doubtful accounts in the third quarter. We believe that the returned inventory will be sellable at normal margins within the next six months and that taking possession is the best course to mitigating the collection risk on the accounts receivable.

The delay in receipt of payments from our customers has caused us to become delinquent in our payments to WNC, our primary contract manufacturer. At June 29, 2008 we owed WNC $10.3 million on our account, of which $4.8 million was past due under the terms of our credit arrangement. WNC has imposed shipment delays and manufacturing delays in the past when our account has been significantly past due. Any change in open credit terms from our contract manufacturers, as a result of credit restrictions imposed by their lenders or otherwise, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

During 2008, we were able to generate net income and a substantial improvement in our working capital position. However, our sales have historically been subject to significant variations from quarter to quarter, and poor operating results from the first six months of 2009 have substantially reduced our working capital position. While we have increased our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results for the foreseeable future. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

We are evaluating additional manufacturing and financing arrangements to increase our available working capital and allow us to continue to grow our business without the sale of additional debt or equity securities. If we can continue to secure products from our contract manufacturers in sufficient quantities and secure financing of customer and distributor payment obligations, we believe that our existing capital combined with improved second half performance will be sufficient to finance our operations for the remainder of 2009. However, if we fail to generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. The recent worldwide financial crisis has decreased the number of investment funds committing capital to microcap issuers, and pricing for financings of both debt and equity have increased.

Because of our historic net losses and low working capital position and the uncertainties related to weakening economic conditions, particularly in developing countries which may result in lower demand for our products, our independent auditors, in their report on our financial statements for the year ended December 31, 2008 expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

3. INVENTORIES

Inventories consisted of the following:

	June 28, 2009	December 31, 2008
Raw materials	$299,009	$562,576
Finished goods	3,856,850	1,305,000

	4,155,859	1,867,576
Less reserves for excess and obsolete inventories	(250,000)	(550,000)

	$3,905,859	$1,317,576

4. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	June 28, 2009	December 31, 2008
Prepaid taxes	$45,758	$196,915
Prepaid insurance	126,755	141,271
Prepaid rent	95,247	157,689
Prepaid tooling	147,071	228,151
Supplier advances	201,556	1,187,325
Note receivable, current portion	81,645	241,976
Other	220,356	58,161

	$918,388	$2,211,488

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 28, 2009	December 31, 2008
Machinery and equipment	$1,402,781	$1,470,226
Office furniture and equipment	635,768	629,821
Software	3,245,324	3,047,647
Leasehold improvements	252,671	255,844

	5,536,544	5,403,538
Accumulated depreciation	(4,622,903)	(4,402,872)

	$913,641	$1,000,666

6. LICENSES

CDMA and WCDMA Licenses

We have entered into Subscriber Unit License Agreements (the “Agreements”) pursuant to which we obtained a non-exclusive license of CDMA (Code Division Multiple Access) and WCDMA (Wideband Code Division Multiple Access) technologies, which has enabled us to manufacture and sell certain fixed wireless based products and to purchase certain components and equipment from time to time. At June 28, 2009 and December 31, 2008 the license fees capitalized under these agreements was $3,500,000.

In the event we commence the manufacturing or marketing of our products as “mobile” rather than fixed wireless, the license fee would increase by $5.0 million, payable in quarterly installments of $500,000 upon commencement of. We do not presently intend to manufacture or market “mobile” solutions.

HSDPA and HSUPA License

We have entered into a worldwide license agreement which allows us to manufacture and sell certain HSPA (High-Speed Package Access) based products. At June 28, 2009 and December 31, 2008, the license fee capitalized was $275,000. This license fee may increase to $900,000 based on certain milestones being successfully completed.

All of our licenses have no fixed termination dates and we have assigned estimated life ranging from two to ten years. The licenses consisted of the following:

	June 28, 2009	December 31, 2008
Licenses	$3,775,000	$3,775,000
Accumulated amortization	(2,915,002)	(2,610,141)

	$859,998	$1,164,859

Amortization expense related to these licenses amounted to $304,861 and $254,515 for the six months ended June 28, 2009 and June 29, 2008, respectively. Estimated future amortization expense related to licenses at June 28, 2009 is as follows:

2009	$295,000
2010	380,000
2011	110,000
2012	75,000

Total	$860,000

7. OTHER ASSETS

Other assets consisted of the following:

	June 28, 2009	December 31, 2008
Deposits	$116,151	$115,014
Patents and trademarks, net	159,724	263,307

	$275,875	$378,321

8. FINANCINGS

As of June 28, 2009 and December 31, 2008, we had outstanding loans of $5.9 million and $5.4 million, respectively, secured by our accounts receivable. The majority of the $5.9 million balance reflects financing activity originating from 2009 and bears interest at a rate of 1.8% per month. The related financing agreement has a twelve month term that expires on May 5, 2010. Repayment is due upon receipt of the accounts receivable that secures the respective borrowings. The agreement provides financing for certain credit insured foreign receivables and is collateralized by all the foreign receivables of the Company.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 28, 2009	December 31, 2008
Customer advances	$27,490	$45,515
Lease liability	32,658	50,214
Accrued payroll, taxes and benefits	333,240	1,210,217
Accrued freight	158,532	158,532
Accrued foreign sales taxes	444,000	289,282
Accrued interest	162,722	22,900
Accrued legal and professional fees	100,000	100,000
Accrued operating expenses	502,952	454,517

	$1,761,594	$2,331,177

10. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues and assets by geographic region and product line, but do not manage operations by region.

Revenues by geographic region based on customer locations were as follows:

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues
Asia	$32,926	$2,649,884	$76,315	$2,580,834
EMEA	9,568,372	10,505,675	19,159,834	19,049,922
Latin America	1,653,229	18,217,276	5,154,869	34,120,458
United States and Canada	649,616	256,141	1,256,306	514,699

Total revenues	$11,904,143	$31,628,976	$25,647,324	$56,265,913

Our voice product line consists of fixed wireless phones and voice/data terminals. Our data product line consists of broadband modems, 3G gateway devices, and M2M security devices. Revenues by product line were as follows:

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues
Voice Products	$2,029,852	$8,108,092	$6,426,360	$19,138,597
Data Products	9,874,291	23,520,884	19,220,964	37,127,316

Total revenues	$11,904,143	$31,628,976	$25,647,324	$56,265,913

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

$1,694,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the six months ended June 28, 2009 and June 29, 2008 amounted to approximately $325,000, and $403,000, respectively.

Employment and Separation Agreements

We entered into an employment agreement with H. Clark Hickock that provides severance payments if he is terminated without cause. Consequently, if we had released Mr. Hickock without cause as of June 28, 2009, the severance expense due would be $350,000.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At June 28, 2009, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

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

Our products have similar functionality to phones and modems that use a traditional landline telecommunications network; however, our products are wireless and can be substituted for wired phones and modems. Most of our products sold to date have been based on 2G and 3G CDMA (Code Division Multiple Access) technology developed by Qualcomm Incorporated. We are increasing our focus on new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies to enhance our product offering and expand our markets. In addition to the introduction of GSM and GPRS based products, we have increased our focus on the development of data products, including broadband modems, 3G gateway devices and M2M devices, which represent an increasing percentage of our overall revenues.

Historically, we have sold our products to telecommunications operators in developing countries where large segments of the population do not have telephone or internet service. To date our largest markets have been in Asia, Europe Middle East and Africa (EMEA), and Latin America, and our current largest customers are located in Poland and Venezuela. Recently, we began selling our products in North America and expect to grow this market in the second half of 2009. At June 28, 2009 we had a total of 72 customers in 48 countries.

Recent Developments

We continued to experience a substantial reduction in revenue in the second quarter of 2009 compared to our results for 2008. We recorded revenues of $11.9 million in the three months ended June 28, 2009 and recorded a net loss of $2.2 million, compared to revenues of $31.6 million and net income of $1.2 million for the second quarter of 2008.

Our operating results have been significantly impacted by the global economic recession, which has caused telecommunications operators to delay the rollout of new network infrastructure and consumers to slow their spending on network and telephone equipment. This has also impacted the financial position of some of our customers, and our net loss for the second quarter of 2009 includes a $1.1 million charge related to bad debt expense.

The decline in revenues has been principally the result of a substantial decline in the demand for our products from Latin America. Revenues from Latin America for the six month period ended June 28, 2009 were $5.2 million compared to $34.1 million for the six month period ended June 29, 2008. The table below shows revenues by geographic region based on customer location for the three and six month periods ended June 28, 2009 and June 29, 2008.

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues
Asia	$32,926	$2,649,884	$76,315	$2,580,834
EMEA	9,568,372	10,505,675	19,159,834	19,049,922
Latin America	1,653,229	18,217,276	5,154,869	34,120,458
United States and Canada	649,616	256,141	1,256,306	514,699

Total revenues	$11,904,143	$31,628,976	$25,647,324	$56,265,913

Our revenue by product mix for the second quarter was 17% voice products and 83% data products. The product mix helped gross margins for the second quarter which increased to 23%, as we historically receive higher margins on our data products compared to voice products. The slower economic climate is also putting pressure on selling prices, as some competitors are discounting prices in an effort to retain or win market share. We are seeing aggressive price cutting on certain products and markets. We are working on options to reduce our costs of goods sold to retain our competitive position. However, continued decline in average selling prices could impact our future sales and gross margins.

Continuing losses from operations has significantly impacted our financial condition. At June 28, 2009 we had cash and cash equivalents of $1.3 million, negative working capital of $3.4 million and stockholders’ deficit of $1.4 million. We do not currently have cash reserves or credit facilities that would enable us to sustain continued losses. If we continue to incur operating losses, we may not generate sufficient capital to fund our operations.

In addition, we rely on a combination of open credit terms from our manufacturers and the ability to finance our accounts receivable to minimize our working capital requirements. At June 28, 2009, we had accounts receivable from certain of our customers in the amount of $6.2 million that were past due. Of this amount, we reserved $1.4 million as an allowance for doubtful accounts. Subsequent to the quarter’s end, we agreed to accept product returns from three of these customers with a combined receivable balance of $3.4 million. On return, this product will be recorded into inventory at the cost basis of $2.7 million. The remaining $700,000 will be offset against the allowance for doubtful accounts in the third quarter. We believe that the returned inventory will be sellable at normal margins within the next six months and that taking possession is the best course to mitigating the collection risk on the accounts receivable.

The delay in receipt of payments from our customers has caused us to become delinquent in our payments to WNC, our primary contract manufacturer. At June 29, 2008 we owed WNC $10.3 million on our account, of which $4.8 million was past due under the terms of our credit arrangement. WNC has imposed shipment delays and manufacturing delays in the past when our account has been significantly past due. If our contract manufacturers restrict our credit terms or we are unable to secure financing for our accounts receivables it would have a significant impact on our ability to fund our operations.

For the past two years we have focused on the following core operating goals:

•	stabilize revenues through customer and product diversity;

•	increase sales through localized sales teams;

•	expand our offerings of higher margin data products; and

•	manage costs to achieve profitability.

We are attempting to address the shortfall in revenues from existing customers with aggressive entry into new markets. We took steps during the second quarter to introduce our products into the North American market. We recently secured certification under Verizon’s Open Development Initiative for our MV440 Wi-Fi Gateway which is now commercially available to run on Verizon’s nationwide 3G wireless network. We have entered into agreements with distributors to effect the sales of our products in the United States market and have received our initial purchase orders.

We entered 2009 with our most comprehensive product portfolio to date, including a full line of data and voice products for 2G and 3G GSM and CDMA networks. We have continued to develop products tailored to meet customer demand. During the second quarter we released our high-speed uplink packet access (HSUPA) Wi-Fi Gateways and USB Dongle. In addition, we recently demonstrated a new MV400 Gateway with VOIP capability and received substantial initial interest. We are currently running homologation testing of this gateway with a major European customer.

We have focused throughout 2008 and in to 2009 on an aggressive campaign to reduce operating costs. Operating costs for the second quarter of 2009 were $4.8 million, including $1.1 million of bad debt expense. During the second quarter we reduced operating expenses through a reduction in headcount and other cost reductions. Beginning in the third quarter of 2009, these changes are expected to result in annual savings of $2.0 million. In this difficult operating environment, we continue to evaluate all available options to reduce operating expenses and enable us to achieve profitability at lower revenue rates.

Outlook

Management has reduced operating expenses, is committed to taking steps necessary to persevere in the difficult economy and remains confident in the Company’s future. However, due to the prolonged global economic downturn and limited visibility into the timing of revenue, management has decided to withdraw its financial guidance.

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

We continue to outsource many of our product development efforts. These third party development agreements generally provide for one of two types of payments. In some agreements we pay a non-recurring engineering fee for the development services against performance of specified milestones. Under these agreements we expense the non-recurring engineering fee to research and development expense as it is incurred. In some contractual arrangements we pay a royalty, generally calculated as a percentage of net sales price, to the third party developer. This may be in addition to, or in lieu of, any non-recurring engineering fee. In these cases, the royalty payments are charged to costs of goods sold in the period in which the revenue from the sale of the product is recognized.

We expense research and development costs as they are incurred.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive and operational management, finance, human resources, information technology, sales and marketing, program management and administrative personnel. Other costs include facility expenses, employee travel, bank and financing fees, insurance, legal expense, commissions and collection fees, accounting, professional service providers, board of director expense, stockholder relations, amortization of intangible assets, depreciation expense of software and other fixed assets, and bad debt expense.

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

Please see “Note 1 – Basis of Presentation” to our financial statements for a more complete discussion of the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

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

($ in thousands)	Three months ended June 28, 2009		Three months ended June 29, 2008		Six months ended June 28, 2009		Six months ended June 29, 2008
Revenues	$11,904	100.00%	$31,629	100.00%	$25,647	100.00%	$56,266	100.00%
Cost of goods sold	9,110	76.53	23,583	74.56	20,603	80.33	41,617	73.96

Gross margin	2,794	23.47	8,046	25.44	5,044	19.67	14,649	26.04

Operating expenses:
Research and development	903	7.59	1,352	4.28	1,930	7.53	2,453	4.36
Selling, general and administrative	3,868	32.49	4,827	15.26	7,071	27.57	9,533	16.94

Total operating expenses	4,771	40.08	6,179	19.54	9,001	35.10	11,986	21.30

Operating income (loss)	(1,977)	(16.61)	1,867	5.90	(3,957)	(15.43)	2,663	4.74
Other income (expense), net	(219)	(1.84)	(669)	(2.11)	(438)	(1.71)	(1,208)	(2.15)

Income (loss) before income taxes	(2,196)	(18.45)	1,198	3.79	(4,395)	(17.14)	1,455	2.59
Income tax provision (benefit)	—	—	—	—	—	—	—	—

Net income (loss)	$(2,196)	(18.45)%	$1,198	3.79%	$(4,395)	(17.14)%	$1,455	2.59%

Comparison of the Three and Six Months Ended June 28, 2009 to the Three and Six Months Ended June 29, 2008

General

We recorded revenues of $25.6 million in the six months ended June 28, 2009 and recorded a net loss of $4.4 million, compared to revenues of $56.3 million and net profit of $1.5 million for the six months ended June 29, 2008. We experienced a slow start to 2009 as the global economic climate and declines in consumer spending reduced demand in the first six months of 2009, particularly in Latin America. We are seeing signs of improvement from our customers and have a backlog of $12.2 million as of August 1, 2009 which is expected to ship in the third quarter. We are aggressively pursuing new customers and new markets in an effort to increase revenues. We believe our full line of voice and data products will enable us to further penetrate emerging markets globally and rural markets in developed countries. However, we are not immune to the uncertainties and risks associated with the global economic slowdown; therefore, if our customers are unable to meet their projected sales we would also experience a decline in revenue and profitability.

Revenues

For the three months ended June 28, 2009, which we refer to as Q2 2009, revenues were $11.9 million compared to $31.6 million for the three months ended June 29, 2008, which we refer to as Q2 2008, representing a 62% decrease. The decrease in revenues is mainly attributable to a decrease in sales in the Latin America region, which went from $18.2 million in Q2 2008 to $1.7 million in Q2 2009. We believe that the slow down in sales in Latin America was attributable to general economic conditions, as network carriers informed us that they had remaining unsold inventories going into 2009 as a result of weaker than expected consumer demand in the region.

In Q2 2009, our revenues were derived principally from two customers, which together represented 53% of revenues, and individually represented 41% and 12% of revenues, respectively. In Q2 2008, our revenues were derived principally from three customers, which together represented 68% of revenues, and individually represented 33%, 18% and 17% of revenues, respectively. Our revenues for Q2 2009 consisted of 17% for voice products and 83% for data products. For Q2 2008, our revenues consisted of 26% for voice products and 74% for data products.

For the six months ended June 28, 2009, revenues were $25.6 million compared to $56.3 million for the six months ended June 29, 2008, representing a 54% decrease. The decrease in revenues is mainly attributable to a decrease in sales in the Latin America region, which went from $34.1 million in the six months ended June 29, 2008 to $5.2 million in the six months ended June 28, 2009.

For the six months ended June 28, 2009, our revenues were derived principally from two customers, which together represented 58% of revenues, and individually represented 43% and 15% of revenues, respectively. For the six months ended June 29, 2008, our revenues were derived principally from two customers, which together represented 55% of revenues, and individually represented 30% and 25% of revenues, respectively. Our revenues for the six months ended June 28, 2009, consisted of 25% for voice products and 75% for data products. For the six months ended June 29, 2008, our revenues consisted of 34% for voice products and 66% for data products.

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

Cost of Goods Sold

For Q2 2009, cost of goods sold was $9.1 million compared to $23.6 million for Q2 2008, a decrease of 61%. For the six months ended June 28, 2009, cost of goods sold was $20.6 million compared to $41.6 million for the six months ended June 29, 2008, a decrease of 50%. Both of these decreases are attributable to the reduced revenues from the comparative periods, offset by decreased margins.

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

Gross Margin

For Q2 2009, gross margin as a percentage of revenues was 23% compared to 25% for Q2 2008. The gross margin percentage decrease was primarily attributable to increased competition in our markets causing selling prices to decline faster than cost reductions of the products sold.

For the six months ended June 28, 2009, gross margin as a percentage of revenues was 20% compared to 26% for the six months ended June 29, 2008. The gross margin percentage decrease was attributable to increased competition in our markets and the sale of some aged inventory at reduced pricing to eliminate the risk of inventory obsolescence.

We expect margins to remain in the low twenties for remainder of the year. However, margins may fluctuate on an individual quarterly basis due to competition, customer and product mix, as well as other factors.

Research and Development

For Q2 2009, research and development was $903,000 compared to $1.4 million for Q2 2008, a decrease of 33%. This decrease was mainly attributable to decreases in the internal development of our phone products and decreased expense in outside certification test fees and outside development of prototype products in 2009. As a percentage of revenues, research and development for Q2 2009 increased to 8% from 4% in Q2 2008. For the six months ended June 28, 2009, research and development was $1.9 million, compared to $2.5 million for the six months ended June 29, 2008, a decrease of 21%. As a percentage of revenues, research and development for the first half of 2009 were 8% compared to 4% in the first half of 2008.

We are presently spending much of our research and development funds on the development of our data products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. As we continue the development focus for our data products, we will continue to lower the cost in the development of our phone products, including outsourcing most of the future development for these products. We expect our expenditures to increase for the development of our data products in 2009, but be offset by cost reductions in the development of our phone products. Accordingly, we expect our research and development expenses to remain at current levels for the remainder of 2009.

Selling, General and Administrative

For Q2 2009 selling, general and administration expenses were $3.9 million, compared to $4.8 million for Q2 2008, a decrease of 20%. This decrease was mainly attributable to decreased external sales commissions, and reduced wage and bonus costs. These decreases were partially offset by an increase of bad debt expense of $1.1 million recorded in Q2 2009. As a percentage of revenue, selling, general and administration expenses for Q2 2009 increased to 32% from 15% in Q2 2008. For the six months ended June 28, 2009, selling, general and administration expenses were $7.1 million, compared to $9.5 million for the six months ended June 29, 2008, a decrease of 26%. As a percentage of revenue, selling, general and administration expenses for the six months ended June 28, 2009 increased to 28% from 17% in the six months ended June 29, 2008.

Excluding the impact of the bad debt expense in Q2 2009, we expect our selling, general and administrative expenses to increase with the anticipated increase in revenues for the remainder of 2009, mainly due to anticipated increases in commissions.

Other Income (Expense)

For Q2 2009, other income (expense) was a net expense of $219,000 compared to a net expense of $669,000 for Q2 2008. For the six months ended June 28, 2009, other income (expense) was a net expense of $438,000 compared to a net expense of $1.2 million for the six months ended June 29, 2008. The majority of the expense from the comparable periods resulted from interest expense associated from debt and financing activities.

Provision for Income Taxes

No income tax provisions were recorded in the six months ended June 28, 2009 or June 29, 2008. Currently, we have established a full reserve against all deferred tax assets.

Net Income (Loss)

For Q2 2009, net loss was $2.2 million compared to a net income of $1.2 million for Q2 2008. For the six months ended June 28, 2009, net loss was $4.4 million compared to net income of $1.5 million for the six months ended June 29, 2008.

Liquidity and Capital Resources

Liquidity

At June 28, 2009, our principal sources of liquidity included cash and cash equivalents of $1.3 million compared to $1.7 million at December 31, 2008. In addition, at June 28, 2009, accounts receivable were $15.1 million, compared to $27.2 million at December 31, 2008. At June 28, 2009, we had negative working capital of $3.4 million compared to working capital of $241,000 at December 31, 2008.

For the six months ended June 28, 2009, we used $781,000 of cash from operations which was derived from the cash net loss of $2.3 million (net loss plus non-cash adjustments for the write-off of stock-based compensation, receivable and inventory provisions, and depreciation and amortization) offset by changes in operating assets and liabilities of $1.5 million. Our principal source of cash for the first six months of 2009 was the collection of accounts receivable, which provided $11.6 million of cash.

Investment activities consumed $56,000 of cash during the six months ended June 28, 2009, primarily as a result of expenditures for software and equipment offset by payments received on a note receivable. As of June 28, 2009, we did not have any significant commitments for capital expenditures.

Financing activities generated $472,000 of cash during the six months ended June 28, 2009 from the net proceeds of bank financings secured by accounts receivables.

Capital Resources

Other than cash and cash equivalents and cash flow provided by operations, our primary source of working capital is borrowings which are secured by our accounts receivable. We rely on a combination of financing our accounts receivable and open credit terms from our manufacturing partners to minimize our working capital requirements. Generally we only acquire and build inventory against a purchase order, and under our current arrangements, we can use the proceeds of financing the accounts receivable from the sale to pay our manufacturers for the costs of good sold within the period of their open credit terms.

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

The tightening of global credit markets has caused some major lenders to withdraw or reduce their programs for financing non U.S. accounts receivable. During 2008, we financed a significant portion of our accounts receivable through two credit agreements with affiliates of Wells Fargo. Those credit agreements expired on December 31, 2008. In 2009, we secured a $4.0 million receivables based financing agreement with a new lender that provides working capital for current obligations. This agreement, dated May 6, 2009, has a twelve month term and bears interest at a rate of 1.8% per month. The agreement provides financing for certain credit insured foreign receivables and is collateralized by all of our foreign receivables. We are working with a number of lenders and anticipate that we will be able to continue to secure financing in 2009, but at higher costs of capital than experienced with the Wells Fargo agreements. If, however, our customers cannot secure their payment obligations to us through letters of credit, credit insurance or other collateral, we may not be able to accept orders. Similarly, any restrictive change in open credit terms from our contract manufacturers, as a result of credit restrictions imposed by their lenders or otherwise, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

During 2008, we were able to generate net income and a substantial improvement in our working capital position. However, our sales have historically been subject to significant variations from quarter to quarter, and poor operating results from the first six months of 2009 have substantially reduced our working capital position. While we have increased our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results over the foreseeable future. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

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

Because of our historic net losses and low working capital position and the uncertainties related to the worldwide economic downturn, our independent auditors, in their report on our financial statements for the year ended December 31, 2008 expressed substantial doubt about our ability to continue as a going concern.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. Interest rates for our current bank debt outstanding are based at a rate of 1.8% per month. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 28, 2009, we had approximately $1.3 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at June 28, 2009, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the six months ended June 28, 2009, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from our principal manufacturer, WNC, in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from WNC were denominated in United States dollars.

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

Under the supervision of our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of June 28, 2009 the design and operation of such disclosure controls and procedures were effective.

Changes In Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations On Disclosure Controls And Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have determined that as of June 28, 2009, our disclosure controls were effective at that “reasonable assurance” level. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

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

All of our sales are derived from, and we are dependent on, the wireless telecommunications industry. In addition, a substantial portion of our sales are derived from customers in developing countries. In the first six months of 2009, weak consumer demand for our products in the Latin America region as compared to recent historical levels had a substantial negative impact on our revenues and profitability. The long term impact of the current economic climate and the tight financial markets on demand for our products is unclear. If consumer demand continues to be weak, we will experience reduced sales.

We depend on telecommunications operators to roll out new networks and upgrade existing network infrastructure to drive demand for our products. If those operators determine that consumer demand will not support, or that they are unable to finance, new network rollouts or product launches, sales of our products may decline.

Because of our limited working capital, we rely on a combination of credit terms from our contract manufacturers and credit security from our customers and distributors to minimize our working capital requirements. We depend upon open credit terms from our contract manufacturers to produce goods for sale to our customers. At June 29, 2008 we owed WNC, our primary contract manufacturer, $10.3 million on our account, of which $4.8 million was past due under the terms of our credit arrangement. WNC has imposed shipment delays and manufacturing delays in the past when our account has been significantly past due. Any restrictive change in our credit terms with them could impact our ability to produce goods to meet customer orders.

The current economic and financial crisis may also impact the ability of our customers to provide credit security for their orders. We rely on that credit security, usually in the form of credit insurance or a letter of credit, to immediately finance the account receivable from the customer. We then use the proceeds from the account receivable financing to pay our contract manufacturers within the terms of their open credit policy. If, as a result of the current financial crisis or otherwise, our customers are unable to secure credit insurance or a letter of credit to secure their account with us, we may be unable to fill purchase orders submitted to us and our sales and results of operations may decline.

We depend on our distributor relationships to provide letters of credit to support our sales of products to customers in Venezuela, which accounted for 41% of our revenues in 2008.

For 2007 and 2008, sales to telecommunications service providers in Venezuela accounted for 43% and 41% of our revenues, respectively. For the six months ended June 28, 2009, sales in Venezuela accounted for 15% of our revenues. In 2007 the government in Venezuela nationalized the telephone company. While we continued to receive orders for products, we experienced substantial delays in payments from Venezuelan customers in 2007. Those delays resulted in us falling delinquent in payments to WNC, our principal manufacturer, and shipment delays that substantially impaired our results of operations for the fourth quarter of 2007.

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

If we cannot achieve profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

Although we had net income of $1.4 million for the year ended December 31, 2008, we incurred significant losses in prior years including a net loss of $9.0 million for the year ended December 31, 2007, and a net loss of $6.6 million for the year ended December 31, 2006. We incurred a net loss for the six month period ended June 28, 2009 of $4.4 million. At June 28, 2009, we had an accumulated deficit of $40.6 million and a working capital deficit of $3.4 million. Attaining and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in maintaining profitability and improving our working capital position.

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

Our common stock is quoted on the OTC Bulletin Board, which may be detrimental to investors.

Our common stock is currently quoted on the OTC Bulletin Board. Stocks quoted on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouse)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.

Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 11, 2009, we held our annual meeting of stockholders in San Diego, California. At the meeting our stockholders approved a proposal to elect our management’s slate of directors. The table below sets out the vote distribution on that proposal:

Nominee	Votes For	Votes Withheld
Jai Bhagat	18,976,486	459,549
Richard M. Gozia	18,976,486	458,009
Osmo A. Hautanen	18,976,486	458,009
H. Clark Hickock	18,976,486	42,249

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

Date: August 11, 2009	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.