Form 10-Q
period 2009-09-27
AXESSTEL INC
filed 2009-11-10
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 10, 2009
Common Stock, $0.0001 per share	23,456,232 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 27, 2009

-i-

EXPLANATORY NOTE

In this report, unless the context otherwise requires, the terms “Axesstel,” “Company,” “we,” “us,” and “our” refer to Axesstel, Inc., a Nevada corporation and our wholly owned subsidiary Axesstel Korea, Inc.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.

Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report and in our 2008 Annual Report, as well as in other reports and documents we file with the SEC.

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	September 27, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,169,058	$1,662,311
Accounts receivable, less allowance for doubtful accounts of $815,000 at September 27, 2009 and $900,000 at December 31, 2008	13,593,448	27,196,264
Inventories, net	3,457,428	1,317,576
Prepayments and other current assets	548,682	2,211,488

Total current assets	19,768,616	32,387,639
Property and equipment, net	848,435	1,000,666
Other assets:
Licenses, net	707,568	1,164,859
Other, net	235,249	378,321

Total other assets	942,817	1,543,180

Total assets	$21,559,868	$34,931,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,726,045	$19,323,734
Bank financing	3,281,795	5,391,342
Accrued commissions	2,187,000	3,302,846
Accrued royalties	1,635,000	1,338,000
Accrued warranties	325,000	460,000
Accrued expenses and other current liabilities	1,574,538	2,331,177

Total current liabilities	23,729,378	32,147,099

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 250,000,000 shares authorized; 23,456,232 and 23,228,982 shares issued and outstanding at September 27, 2009 and December 31, 2008, respectively	2,346	2,323
Additional paid-in capital	39,654,277	39,344,303
Accumulated other comprehensive loss	(269,056)	(309,445)
Accumulated deficit	(41,557,077)	(36,252,795)

Total stockholders’ equity (deficit)	(2,169,510)	2,784,386

Total liabilities and stockholders’ equity	$21,559,868	$34,931,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenues	$15,046,420	$30,051,128	$40,693,744	$86,317,041
Cost of goods sold	12,070,110	23,598,449	32,673,196	65,215,447

Gross margin	2,976,310	6,452,679	8,020,548	21,101,594
Operating expenses
Research and development	894,058	1,206,418	2,823,932	3,659,484
Selling, general and administrative	2,724,532	4,613,804	9,796,185	14,146,693

Total operating expenses	3,618,590	5,820,222	12,620,117	17,806,177

Operating income (loss)	(642,280)	632,457	(4,599,569)	3,295,417
Other income (expense)
Interest expense, net	(249,890)	(195,678)	(751,408)	(1,212,062)
Other, net	(16,672)	57,226	46,695	(134,662)

Total other income (expense)	(266,562)	(138,452)	(704,713)	(1,346,724)

Income (loss) before income tax provision	(908,842)	494,005	(5,304,282)	1,948,693
Income tax provision	—	60,928	—	60,928

Net income (loss)	$(908,842)	$433,077	$(5,304,282)	$1,887,765

Earnings (loss) per share
Basic	$(0.04)	$0.02	$(0.23)	$0.08

Diluted	$(0.04)	$0.02	$(0.23)	$0.08

Weighted average shares outstanding
Basic	23,456,232	23,228,982	23,317,357	23,228,982
Diluted	23,456,232	23,750,026	23,317,357	23,571,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Nine Months ended September 27, 2009	Nine Months ended September 28, 2008
Cash flows from operating activities:
Net income (loss)	$(5,304,282)	$1,887,765

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	995,773	1,213,439
Stock-based compensation	309,997	290,650
Provision for losses on accounts receivable	1,210,058	140,000
Provision for inventory obsolescence	—	150,000
(Increase) decrease in:
Accounts receivable	12,392,758	(10,448,596)
Inventories	(2,139,852)	1,040,844
Prepayments and other current assets	1,420,830	449,018
Other assets	(12,480)	(46,885)
Increase (decrease) in:
Accounts payable	(4,597,689)	2,942,966
Accrued expenses and other liabilities	(1,710,485)	2,778,340

Total adjustments	7,868,910	(1,490,224)

Net cash provided by operating activities	2,564,628	397,541

Cash flows from investing activities:
Payment on note receivable	241,976	230,570
Acquisition of property and equipment	(230,699)	(92,093)

Net cash provided by investing activities	11,277	138,477

Cash flows from financing activities:
Proceeds from bank financing	3,281,795	2,852,878
Repayment of bank financing	(5,391,342)	(490,000)
Proceeds from borrowings	—	5,000,000
Repayment of borrowings	—	(5,000,000)

Net cash provided by (used in) financing activities	(2,109,547)	2,362,878

Cumulative translation adjustment	40,389	(441,256)

Net increase in cash and cash equivalents	506,747	2,457,640
Cash and cash equivalents at beginning of year	1,662,311	555,301

Cash and cash equivalents at end of period	$2,169,058	$3,012,941

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$743,692	$1,228,033
Income tax	$—	$—

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

We have established the Sunday nearest to the end of the calendar quarter to be the financial reporting date for our quarterly results and the calendar year-end for our annual results. The third quarter of the years ending December 31, 2009 and 2008 ended on September 27, 2009 and September 28, 2008, respectively.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At September 27, 2009 and December 31, 2008, the allowance for doubtful accounts was $815,000 and $900,000, respectively.

Inventories

Inventories are stated at the lower of cost, based on actual cost charged by the supplier, or market. We review the components of the inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales.

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

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets, such as fixed assets, licenses, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification, FASB ASC 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. During the nine months ended September 27, 2009 and September 28, 2008, we determined that there was no impairment of long-lived assets.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At September 27, 2009 and December 31, 2008, there was no allowance for sales returns.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units are included in the cost of goods sold and recorded when revenue is recognized. All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the nine months ended September 27, 2009, warranty costs amounted to $87,000 and at September 27, 2009, we have established a warranty reserve of $325,000 to cover additional service costs over the life of the warranties. During the nine months ended September 28, 2008, warranty costs amounted to $320,000 and at September 28, 2008, we established a warranty reserve of $460,000 to cover additional service costs over the life of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the nine months ended September 27, 2009 and September 28, 2008 include stock-based compensation costs of $310,000 and $291,000, respectively. The following is a summary of stock-based compensation costs, by income statement classification:

	Nine Months ended September 27, 2009	Nine Months ended September 28, 2008
Research and development	$72,000	$69,000
Selling, general and administrative	238,000	222,000

Total	310,000	291,000
Tax effect on share-based compensation	—	—

Net effect on net income	$310,000	$291,000

Effect on earnings per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Valuation of Stock Option Awards

We have one stock option plan under which stock options are granted to our employees and directors. During the nine months ended September 27, 2009, we granted to certain of our employees and directors options to purchase 958,000 shares of our common stock at exercise prices ranging from $0.12 to $0.38 per share. During the nine months ended September 28, 2008, we granted to certain of our employees and directors options to purchase 925,000 shares of our common stock at exercise prices ranging from $0.34 to $0.85 per share. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years, and vest over one to four years.

Valuation of Stock Grants

During the nine months ended September 27, 2009, we granted 227,500 shares of our common stock to our non-employee directors as part of their annual compensation package. The fair value of these grants is $0.33 per share based on the market price at the date the grants were issued. These stock grants vest monthly over a period of twelve months. During the nine months ended September 28, 2008, there were no stock grants issued.

Income Taxes

We account for income taxes in accordance with FASB ASC 740 “ Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At September 27, 2009 and December 31, 2008 we have established a full reserve against all deferred tax assets.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the nine months ended September 27, 2009 and September 28, 2008, 3,776,945 and 2,262,487 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Numerator:
Net income (loss)	$(908,842)	$433,077	$(5,304,282)	$1,887,765
Denominator:
Basic earnings per share—weighted average shares	23,456,232	23,228,982	23,317,357	23,228,982
Effect of dilutive securities:
Stock options and warrants	—	521,044	—	342,457

Diluted earnings per share—adjusted weighted average shares	23,456,232	23,750,026	23,317,357	23,571,439

Basic earnings (loss) per share	$(0.04)	$0.02	$(0.23)	$0.08

Diluted earnings (loss) per share	$(0.04)	$0.02	$(0.23)	$0.08

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

Comprehensive Income

The Company adopted FASB ASC 220, “Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net income (loss)	$(908,842)	$433,077	$(5,304,282)	$1,887,765
Other comprehensive income (loss):
Foreign currency translation adjustment	62,392	(308,681)	40,389	(441,256)

Comprehensive income (loss):	$(846,450)	$124,396	$(5,263,893)	$1,446,509

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

During the nine months ended September 27, 2009, 57% of our revenues were from three customers, comprised of 29%, 15% and 13%. Those customers were located in Poland, Venezuela, and Puerto Rico, respectively. At September 27, 2009, the amounts due from such customers were $1.0 million, $2.2 million and $1.9 million, respectively, which were included in accounts receivable and secured by either letters of credit or credit insurance. During the nine months ended September 27, 2009, we purchased the majority of our products from one manufacturer. At September 27, 2009, the amount due to this manufacturer was $12.6 million.

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

As of September 27, 2009, we maintained assets of $2.2 million at locations in South Korea, and maintained inventory of $166,000 in China. In addition, most of our $13.6 million of accounts receivable at September 27, 2009 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $925,000 and $2.6 million for the nine months ended September 27, 2009 and September 28, 2008, respectively.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

2. LIQUIDITY AND GOING CONCERN

We have experienced significant net losses to date from operations. At September 27, 2009, we had cash and cash equivalents of $2.2 million, negative working capital of $4.0 million, and stockholders’ deficit of $2.2 million.

Other than cash and cash equivalents and cash flow provided by operations, our primary source of working capital is borrowings which are secured by our accounts receivable. We rely on a combination of financing our accounts receivable and open credit terms from our manufacturing partners to minimize our working capital requirements.

Our accounts receivable financing arrangements have generally taken one of two forms. For customers that qualify for credit insurance, we can factor their accounts receivable to a number of financial institutions. For other accounts, we often require the customers or a distributor to provide a letter of credit to secure the payment obligation under the purchase order. In those instances, we can immediately discount and sell the letter of credit, generally back to the issuing bank.

The tightening of global credit markets has caused some major lenders to withdraw or reduce their programs for financing non U.S. accounts receivable. During the third quarter of 2009, we increased our accounts receivable credit facilities from $4.0 million to $11.0 million. At September 27, 2009, we had borrowings of $3.3 million under these facilities. Advances under these facilities are subject to lender approval of the underlying account receivable. This arrangement has a twelve month term and borrowings under this arrangement bear interest at a rate of 16%. The agreement provides financing for certain credit insured foreign receivables and is collateralized by all of our foreign receivables. We are working with a number of lenders and anticipate that we will be able to continue to secure financing in the upcoming quarters. If, however, our customers cannot secure their payment obligations to us through letters of credit, credit insurance or other collateral, we may not be able to accept orders. Similarly, any restrictive change in open credit terms from our contract manufacturers, as a result of credit restrictions imposed by their lenders or otherwise, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

At September 27, 2009, we owed our primary manufacturer $12.6 million, of which $5.6 million was past due under the terms of our credit arrangement. Although we expect to significantly reduce the past due amounts in the fourth quarter of 2009, our primary manufacturer has imposed shipment delays and manufacturing delays in the past when our account has been significantly past due. Any change in open credit terms from our contract manufacturers, as a result of credit restrictions imposed by their lenders or otherwise, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

During 2008, we were able to generate net income and substantially improve our working capital position. However, poor operating results in 2009 have reduced our working capital position from $241,000 at December 31, 2008 to a deficit of $4.0 million at September 27, 2009. While we have diversified our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results over the next fiscal year. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

We are evaluating additional manufacturing and financing arrangements to increase our available working capital and to allow us to grow our business without the sale of additional debt or equity securities. If we can continue to secure products from our contract manufacturers in sufficient quantities and secure financing of customer and distributor payment obligations, we believe that we will have sufficient cash to finance our operations at our current operating level. However, if we fail to generate sufficient product sales, we will not generate sufficient cash to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. The recent worldwide financial crisis has decreased the number of commercial banking institutions that are willing to extend credit on foreign based receivables. In addition, the number of investment funds committing capital to microcap issuers has decreased, and pricing for financings of both debt and equity have increased.

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

3. INVENTORIES

Inventories consisted of the following:

	September 27, 2009	December 31, 2008
Raw materials	$426,778	$562,576
Finished goods	3,280,650	1,305,000

	3,707,428	1,867,576
Less reserves for excess and obsolete inventories	(250,000)	(550,000)

	$3,457,428	$1,317,576

4. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 27, 2009	December 31, 2008
Prepaid taxes	$48,259	$196,915
Prepaid insurance	73,046	141,271
Prepaid rent	33,573	157,689
Prepaid tooling	127,139	228,151
Supplier advances	83,267	1,187,325
Note receivable, current portion	—	241,976
Other	183,398	58,161

	$548,682	$2,211,488

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 27, 2009	December 31, 2008
Machinery and equipment	$1,453,938	$1,470,226
Office furniture and equipment	661,466	629,821
Software	3,270,141	3,047,647
Leasehold improvements	269,445	255,844

	5,654,990	5,403,538
Accumulated depreciation	(4,806,555)	(4,402,872)

	$848,435	$1,000,666

6. LICENSES

CDMA and WCDMA Licenses

We have entered into Subscriber Unit License Agreements pursuant to which we obtained non-exclusive licenses of CDMA (Code Division Multiple Access) and WCDMA (Wideband Code Division Multiple Access) technologies, which has enabled us to manufacture and sell certain fixed wireless based products and to purchase certain components and equipment from time to time. The license fees capitalized under these agreements was $3,500,000.

HSDPA and HSUPA License

We have entered into a worldwide license agreement which allows us to manufacture and sell certain HSPA (High-Speed Package Access) based products. The license fee capitalized was $275,000.

All of our licenses have no fixed termination dates and we have assigned estimated lives ranging from two to ten years. The licenses consisted of the following:

	September 27, 2009	December 31, 2008
Licenses	$3,775,000	$3,775,000
Accumulated amortization	(3,067,432)	(2,610,141)

	$707,568	$1,164,859

Amortization expense related to these licenses amounted to $457,291 and $386,980 for the nine months ended September 27, 2009 and September 28, 2008, respectively. Estimated future amortization expense related to licenses at September 27, 2009 is as follows:

2009	$143,000
2010	380,000
2011	110,000
2012	75,000

Total	$708,000

7. OTHER ASSETS

Other assets consisted of the following:

	September 27, 2009	December 31, 2008
Deposits	$126,503	$115,014
Patents and trademarks, net	108,746	263,307

	$235,249	$378,321

8. FINANCINGS

As of September 27, 2009 and December 31, 2008, we had outstanding loans of $3.3 million and $5.4 million, respectively, secured by our accounts receivable. The balance of $3.3 million reflects financing activity originating from 2009 and bears interest at a rate of 16%. The related financing agreement has a twelve month term that expires on May 5, 2010. Repayment is due upon receipt of the accounts receivable that secures the respective borrowings. The agreement provides financing for certain credit insured foreign receivables and is collateralized by all the foreign receivables of the Company.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 27, 2009	December 31, 2008
Customer advances	$25,147	$45,515
Lease liability	21,748	50,214
Accrued payroll, taxes and benefits	420,665	1,210,217
Accrued freight	155,000	158,532
Accrued foreign sales taxes	444,000	289,282
Accrued interest	35,667	22,900
Accrued legal and professional fees	100,000	100,000
Accrued operating expenses	372,311	454,517

	$1,574,538	$2,331,177

10. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues and assets by geographic region and product line, but do not manage operations by region.

Revenues by geographic region based on customer locations were as follows:

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenues
Asia	$149,765	$2,597,330	$226,080	$5,178,164
EMEA	6,619,757	11,004,539	25,779,591	30,054,161
Latin America	7,027,361	16,220,117	12,182,230	50,340,875
United States and Canada	1,249,537	229,142	2,505,843	743,841

Total revenues	$15,046,420	$30,051,128	$40,693,744	$86,317,041

Our voice product line consists of fixed wireless phones and voice/data terminals. Our data product line consists of broadband modems, 3G gateway devices, and M2M security devices. Revenues by product line were as follows:

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenues
Voice Products	$4,595,652	$18,840,253	$11,022,012	$37,970,040
Data Products	10,450,768	11,210,875	29,671,732	48,347,001

Total revenues	$15,046,420	$30,051,128	$40,693,744	$86,317,041

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

$1,694,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the nine months ended September 27, 2009 and September 28, 2008 amounted to approximately $503,000, and $511,000, respectively.

12. SUBSEQUENT EVENTS

We have evaluated subsequent events through November 10, 2009, the date which the financial statements were issued. There were no subsequent events that require adjustment to or disclosure in these financial statements.

Employment and Separation Agreements

We entered into an employment agreement with H. Clark Hickock that provides severance payments if he is terminated without cause. Consequently, if we had released Mr. Hickock without cause as of September 27, 2009, the severance expense due would be $350,000.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At September 27, 2009, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

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

Historically, we have sold our products to telecommunications operators in developing countries where large segments of the population do not have telephone or internet service. To date our largest markets have been in Asia, Europe Middle East and Africa (EMEA), and Latin America, and currently our largest customers are located in Poland, Venezuela, and Puerto Rico. Recently, we began selling our products in North America and expect to grow this market in the next few quarters. At September 27, 2009 we had a total of 76 customers in 50 countries.

Recent Developments

We are aggressively managing our business through the challenges brought by the global economic recession in 2009. For the nine months ended September 27, 2009 consumer demand continued to be weak. Revenues for the first nine months of 2009 were $40.7 million, compared to $86.3 million for the same period last year.

Revenues for the third quarter 2009 improved to $15.0 million, up 26 percent as compared to our second quarter 2009. Our third quarter 2009 results were fueled by strong revenue in EMEA of $6.6 million and Latin America of $7.0 million. In addition, we delivered record quarterly revenue from North America of $1.2 million.

The table below shows revenues by geographic region based on customer location for the three and nine month periods ended September 27, 2009 and September 28, 2008.

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenues
Asia	$149,765	$2,597,330	$226,080	$5,178,164
EMEA	6,619,757	11,004,539	25,779,591	30,054,161
Latin America	7,027,361	16,220,117	12,182,230	50,340,875
United States and Canada	1,249,537	229,142	2,505,843	743,841

Total revenues	$15,046,420	$30,051,128	$40,693,744	$86,317,041

Highlights of recent operational activity include the following:

•	Revenues for the third quarter rebounded to $15.0 million, an increase of 26% from the $11.9 million for the second quarter;

•	Received a $9.3 million purchase order from a customer in Latin America for product to be delivered over the next six months bringing our current backlog to $18.4 million;

•	Completed Verizon Wireless approvals for commercial launch of MV440 Wi-Fi Gateway on the Verizon network in the United States;

•	Secured distribution agreement with Quality One Wireless to distribute Axesstel products in the United States and Canada;

•	Received small initial orders from new customers in Saudi Arabia and Africa;

Gross margins for the third quarter were 20%. The slower global economic climate in 2009 has put additional pressure on selling prices, as some competitors in some markets are discounting prices in an effort to retain or win market share. We expect aggressive competitive pricing to continue and to put pressure on gross margins. In response we are shifting our product development to an outsourced model, working with established third party design and manufacturing firms who have the operational scale to drive development and manufacturing efficiencies. Our plan is to use these relationships to speed new product launches, reduce development risk, reduce costs of goods sold and maintain or increase gross margins in a tough pricing environment.

In this difficult environment, we have reshaped our business to drive future revenues and to reduce costs. We are increasingly focused on outsource design and development of products. We are working with third party manufacturers, primarily in China, to provide competitively priced products that we can bring to market through our global sales team. At the same time we have restructured our operations by reducing salaries, consolidating facilities and outsourcing more of our research and development. Our intention is to develop a platform that allows us to achieve profitability at lower revenue levels, while building a foundation for scalable, profitable growth as market conditions improve.

We narrowed our net loss during the third quarter to $909,000 compared to a net loss of $2.2 million in the second quarter of 2009. The improvement comes as a result of continued reductions of operating expenses. We have substantially restructured our operating functions through salary decreases, plant consolidations, and research and development outsourcing. We are implementing other cost reduction programs in the fourth quarter 2009 to produce additional operating expense savings of approximately $2.0 million annually. We expect to complete these programs by the end of the year. Combined with savings completed earlier in 2009, our cost savings activities this year are expected to result in annual savings of over $4.0 million beginning in Q1 2010. We believe these cost reductions will position us to be profitable at our current revenue and expected gross margin levels as we enter into 2010, and well positioned as market conditions improve.

At September 27, 2009 we owed our principal manufacturer $12.6 million on our account, of which $5.6 million was past due under the terms of our credit arrangement. Although we expect to significantly reduce the past due amounts in the fourth quarter of 2009, our principal manufacturer has imposed shipment delays and manufacturing delays in the past when our account has been significantly past due. If our contract manufacturers restrict our credit terms or we are unable to secure financing for our accounts receivables it would have a significant impact on our ability to fund our operations.

Revenues

Our product portfolio consists of fixed wireless products in five categories: fixed wireless phones, voice/data terminals, broadband modems, 3G gateway devices, and M2M security devices. Over the past three years our revenues have shifted from principally voice products to voice and data products. We believe that sales of our next generation data products, such as our fixed wireless broadband modem and 3G gateway devices, into developing and industrialized countries as demand grows for broadband data services will continue to comprise more than 50% of our revenues.

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

We generally receive forecasts from our customers, and in turn, place orders with contract manufacturers for near-term production. Based upon our purchase orders and forecasts, our contract manufacturers procure components in amounts intended to meet the near-term demand. Following receipt of our orders, our contract manufacturers generally manufacture our products and deliver the finished goods to the customer’s freight forwarder, transferring title at that point. We generally recognize revenue upon the transfer of title to the freight forwarder.

Cost of Goods Sold

Cost of goods sold consists of direct materials, manufacturing expense, freight expense, warranty expense, and royalty fees. Pricing for fixed wireless products has declined since we entered into this business. We believe our ability to increase sales of our products and achieve profitability will depend in part on our ability to reduce cost of goods sold. We continue our cost reduction efforts through the following initiatives: outsourcing manufacturing to larger contract manufacturers who can achieve economies of scale; increasing our purchasing power through increased volume; using standardized parts across our product lines; contracting with manufacturing partners in low cost regions; engineering our products with new technologies and expertise to decrease the number of components; and relying more on application and software development than hardware.

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

Recently, we have undertaken more outsourcing of our product development efforts. These third party development agreements generally provide for one of two types of payments. In some agreements we pay a non-recurring engineering fee for the development services against performance of specified milestones. Under these agreements we expense the non-recurring engineering fee to research and development expense as it is incurred. In some contractual arrangements we pay a royalty, generally calculated as a percentage of net sales price, to the third party developer. This may be in addition to, or in lieu of, any non-recurring engineering fee. In these cases, the royalty payments are charged to costs of goods sold in the period in which the revenue from the sale of the product is recognized.

We expense research and development costs as they are incurred.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive and operational management, finance, human resources, information technology, sales and marketing, program management and administrative personnel. Other costs include facility expenses, employee travel, bank and financing fees, insurance, legal expense, commissions and collection fees, accounting, professional service providers, board of director expense, stockholder relations, amortization of intangible assets, and depreciation expense of software and other fixed assets, and bad debt expense.

Critical Accounting Policies and Estimates

Management believes that the most critical accounting policies important to understanding our financial statements and financial condition are our policies concerning Accounts Receivable, Revenue Recognition and Warranty Costs.

Under our Accounts Receivable policy, our management exercises its judgment in establishing allowances for doubtful accounts based on historical write-off percentages and information collected from individual customers. Several factors make these allowances significant to our financial position. We have traditionally experienced high customer concentration, resulting in large accounts receivable from individual customers. The determination of the credit worthiness of these customers and whether or not an allowance is appropriate could have a significant impact on our results of operations for any quarter. Increases or decreases in allowances for doubtful accounts may have significant impact on profitability.

Our Revenue Recognition policy calls for us to recognize revenue on sales when ownership and title pass to the customer. Because our sales are characterized by large orders from time to time, the timing of when the revenue is recognized may have a significant impact on results of operations for any quarter or annual period.

For some sales contracts, we provide warranty replacement units ranging from 1 to 2 percent of total units shipped. The costs related to these units are included in costs of goods sold at the time that the revenue for the shipment is recognized. For other orders we provide a limited warranty, generally for a period of one year from purchase or initialization of the product. We establish a warranty reserve based on management’s estimates of anticipated service and replacement costs over the term of outstanding warranties for any given period. Management’s estimates are based on historical warranty experience. However, we are aggressively expanding our product offerings, and frequently introduce new products to the market. In addition, our products are purchased from third party design and manufacturing firms, or are comprised of components acquired from third party suppliers, which are manufactured and assembled to our specifications by contract manufacturers. As a result, we may have limited experience from which to establish an estimate for an applicable warranty reserve for a specific product. Any significant change in warranty expense may have a substantial impact on our results of operations.

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

($ in thousands)	Three months ended September 27, 2009		Three months ended September 28, 2008		Nine months ended September 27, 2009		Nine months ended September 28, 2008
Revenues	$15,046	100.00%	$30,051	100.00%	$40,694	100.00%	$86,317	100.00%
Cost of goods sold	12,070	80.22	23,598	78.53	32,673	80.29	65,215	75.55

Gross margin	2,976	19.78	6,453	21.47	8,021	19.71	21,102	24.45

Operating expenses:
Research and development	894	5.94	1,207	4.02	2,824	6.94	3,659	4.24
Selling, general and administrative	2,724	18.11	4,614	15.35	9,796	24.07	14,147	16.39

Total operating expenses	3,618	24.05	5,821	19.37	12,620	31.01	17,806	20.63

Operating income (loss)	(642)	(4.27)	632	2.10	(4,599)	(11.30)	3,296	3.82
Other income (expense), net	(267)	(1.77)	(138)	(0.46)	(705)	(1.73)	(1,347)	(1.56)

Income (loss) before income taxes	(909)	(6.04)	494	1.64	(5,304)	(13.03)	1,949	2.26
Income tax provision (benefit)	—	—	61	0.20	—	—	61	0.07

Net income (loss)	$(909)	(6.04)%	$433	1.44%	$(5,304)	(13.03)%	$1,888	2.19%

Comparison of the Three and Nine Months Ended September 27, 2009 to the Three and Nine Months Ended September 28, 2008

General

We recorded revenues of $40.7 million in the nine months ended September 27, 2009 and recorded a net loss of $5.3 million, compared to revenues of $86.3 million and net income of $1.9 million for the nine months ended September 28, 2008. We experienced a slow start to 2009 as the global economic climate and declines in consumer spending reduced demand in the first nine months of 2009, particularly in Asia, EMEA, and Latin America. We are seeing signs of improvement from our customers and have a backlog of $18.4 million as of November 1, 2009 which is expected to ship in the next two quarters. We are aggressively pursuing new customers and new markets in an effort to increase revenues. We believe our full line of voice and data products will enable us to further penetrate emerging markets globally and rural markets in developed countries. However, we are not immune to the uncertainties and risks associated with the global economic slowdown; therefore, if our customers are unable to meet their projected sales we would also experience a decline in revenue and profitability.

Revenues

For the three months ended September 27, 2009, which we refer to as Q3 2009, revenues were $15.0 million compared to $30.1 million for the three months ended September 28, 2008, which we refer to as Q3 2008, representing a 50% decrease. The decrease in revenues is mainly attributable to a decrease in sales in the Asia, EMEA and Latin America regions, which went from $2.6 million, $11.0 million and $16.2 million, respectively in Q3 2008 to $150,000, $6.6 million and $7.0 million, respectively in Q3 2009. We believe that the slow down in sales in Asia, EMEA and Latin America was attributable to general economic conditions and increased competition.

In Q3 2009, our revenues were derived principally from four customers, which together represented 63% of revenues, and individually represented 25%, 15%, 13% and 10% of revenues, respectively. In Q3 2008, our revenues were derived principally from three customers, which together represented 61% of revenues, and individually represented 39%, 11%, and 11% of revenues, respectively. Our revenues for Q3 2009 consisted of 30% for voice products and 70% for data products. For Q3 2008, our revenues consisted of 63% for voice products and 37% for data products.

For the nine months ended September 27, 2009, revenues were $40.7 million compared to $86.3 million for the nine months ended September 28, 2008, representing a 53% decrease. The decrease in revenues is mainly attributable to a decrease in sales in the Asia, EMEA, and Latin America regions, which went from $5.1 million, $30.1 million, and $50.3 million, respectively in the nine months ended September 27, 2009 to $226,000, $25.8 million, and $12.2 million, respectively in the nine months ended September 28, 2009.

For the nine months ended September 27, 2009, our revenues were derived principally from three customers, which together represented 57% of revenues, and individually represented 29%, 15% and 13% of revenues, respectively. For the nine months ended September 28, 2008, our revenues were derived principally from three customers, which together represented 61% of revenues, and individually represented 30%, 21% and 10% of revenues. Our revenues for the nine months ended September 27, 2009, consisted of 27% for voice products and 73% for data products. For the nine months ended September 28, 2008, our revenues consisted of 44% for voice products and 56% for data products.

Our objective is to expand our product portfolio for fixed wireless phone and broadband modem products in the future, as well as to expand our customer base to reach new customers and new regions. As we grow, we expect to become less dependent on a limited concentration of customers.

Cost of Goods Sold

For Q3 2009, cost of goods sold was $12.1 million compared to $23.6 million for Q3 2008, a decrease of 49%. For the nine months ended September 27, 2009, cost of goods sold was $32.7 million compared to $65.2 million for the nine months ended September 28, 2008, a decrease of 50%. Both of these decreases are attributable to the reduced revenues from the comparative periods, offset by decreased margins.

Overall, our cost of materials declined on a per unit basis in 2009 for both our voice and data product lines because we were able to re-engineer our products to take advantage of cost efficient alternate parts and reduced prices with our suppliers. In 2008 and 2009, most of our products were manufactured by one manufacturer. We continue to work toward reduced manufacturing costs on a unit basis. We anticipate that our principal contract manufacturer will be able to further decrease its costs as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin

For Q3 2009, gross margin as a percentage of revenues was 20% compared to 21% for Q3 2008. For the nine months ended September 27, 2009, gross margin as a percentage of revenues was 20% compared to 24% for the nine months ended September 28, 2008. The gross margin percentage decreases were attributable to increased competition in our markets and the sale of some aged inventory at reduced pricing to eliminate the risk of inventory obsolescence.

We expect margins to remain in the low twenties for the remainder of the year. However, margins may fluctuate on an individual quarterly basis due to competition, customer and product mix, as well as other factors.

Research and Development

For Q3 2009, research and development was $894,000 compared to $1.2 million for Q3 2008, a decrease of 26%. This decrease was mainly attributable to decreases in the internal development of our phone products and decreased expense in outside certification test fees and outside development of prototype products in 2009. As a percentage of revenues, research and development for Q3 2009 increased to 6% from 4% in Q3 2008. For the nine months ended September 27, 2009, research and development was $2.8 million, compared to $3.7 million for the nine months ended September 28, 2008, a decrease of 23%. As a percentage of revenues, research and development for the first nine months of 2009 were 7% compared to 4% in the first nine months of 2008.

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

Selling, General and Administrative

For Q3 2009, selling, general and administration expenses were $2.7 million, compared to $4.6 million for Q3 2008, a decrease of 41%. This decrease was mainly attributable to decreased external sales commissions, and reduced wage and bonus costs. As a percentage of revenue, selling, general and administration expenses for Q3 2009 increased to 18% from 15% in Q3 2008.

For the nine months ended September 27, 2009, selling, general and administration expenses were $9.8 million, compared to $14.1 million for the nine months ended September 28, 2008, a decrease of 31%. This decrease was mainly attributable to decreased external sales commissions, and reduced wage and bonus costs. These decreases were partially offset by an increase of bad debt expense of $1.2 million. As a percentage of revenue, selling, general and administration expenses for the nine months ended September 27, 2009 increased to 24% from 16% in the nine months ended September 28, 2008.

Excluding the impact of the bad debt expense in the first nine months of 2009, we expect our selling, general and administrative expenses to remain stable for the remainder of 2009.

Provision for Income Taxes

No income tax provision was recorded in the nine months ended September 27, 2009. In the nine months ended September 28, 2008, we recorded a provision for income taxes of $61,000. Currently, we have established a full reserve against all deferred tax assets.

Other Income (Expense)

For Q3 2009, other income (expense) was a net expense of $267,000 compared to a net expense of $138,000 for Q3 2008. For the nine months ended September 27, 2009, other income (expense) was a net expense of $705,000 compared to a net expense of $1.3 million for the nine months ended September 28, 2008. The majority of the expense from the comparable periods resulted from interest expense associated from debt and financing activities. The nine months ended September 28, 2008 was additionally impacted pursuant to the terms of a promissory note of $5.0 million which incurred interest expense of $500,000.

Net Income (Loss)

For Q3 2009, net loss was $909,000 compared to a net income of $433,000 for Q3 2008. For the nine months ended September 27, 2009, net loss was $5.3 million compared to net income of $1.9 million for the nine months ended September 28, 2008.

Liquidity and Capital Resources

Liquidity

At September 27, 2009, our principal sources of liquidity included cash and cash equivalents of $2.2 million compared to $1.7 million at December 31, 2008. In addition, at September 27, 2009, accounts receivable were $13.6 million, compared to $27.2 million at December 31, 2008. At September 27, 2009, we had negative working capital of $4.0 million compared to working capital of $241,000 million at December 31, 2008.

For the nine months ended September 27, 2009, we generated $2.6 million of cash from operations which was derived from changes in operating assets and liabilities of $5.4 million offset by the cash net loss of $2.8 million (net income plus non-cash adjustments for stock-based compensation, receivable and inventory provisions, and depreciation and amortization). Our principal source of cash for the first nine months was the collection of accounts receivable which provided $12.4 million of cash.

Investment activities provided approximately $11,000 of cash during the nine months ended September 27, 2009, primarily as a result of payments received from a note receivable offset by expenditures for software and equipment. As of September 27, 2009, we did not have any significant commitments for capital expenditures.

Financing activities consumed $2.1 million of cash during the nine months ended September 27, 2009, as cash received from the collections of accounts receivable was used to repay bank financing originating from 2008, offset by additional financings.

Capital Resources

Other than cash and cash equivalents and cash flow provided by operations, our primary source of working capital is borrowings which are secured by our accounts receivable. We rely on a combination of financing our accounts receivable and open credit terms from our manufacturing partners to minimize our working capital requirements.

Our accounts receivable financing arrangements have generally taken one of two forms. For customers that qualify for credit insurance, we can factor their accounts receivable to a number of financial institutions. For other accounts, we often require the customers or a distributor to provide a letter of credit to secure the payment obligation under the purchase order. In those instances, we can immediately discount and sell the letter of credit, generally back to the issuing bank.

The tightening of global credit markets has caused some major lenders to withdraw or reduce their programs for financing non U.S. accounts receivable. During the third quarter of 2009, we increased our accounts receivable credit facilities from $4.0 million to $11.0 million. At September 27, 2009, we had borrowings of $3.3 million under these facilities. Advances under these facilities are subject to lender approval of the underlying account receivable. This arrangement has a twelve month term and borrowings under this arrangement bear interest at a rate of 0.045% per day. The agreement provides financing for certain credit insured foreign receivables and is collateralized by all of our foreign receivables. We are working with a number of lenders and anticipate that we will be able to continue to secure financing in the upcoming quarters. If, however, our customers cannot secure their payment obligations to us through letters of credit, credit insurance or other collateral, we may not be able to accept orders. Similarly, any restrictive change in open credit terms from our contract manufacturers, as a result of credit restrictions imposed by their lenders or otherwise, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

At September 27, 2009, we owed our primary manufacturer $12.6 million, of which $5.6 million was past due under the terms of our credit arrangement. Although we expect to significantly reduce the past due amounts in the fourth quarter of 2009, our primary manufacturer has imposed shipment delays and manufacturing delays in the past when our account has been significantly past due. Any change in open credit terms from our contract manufacturers, as a result of credit restrictions imposed by their lenders or otherwise, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

During 2008, we were able to generate net income and substantially improve our working capital position. However, poor operating results in 2009 have substantially reduced our working capital position. While we have diversified our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results over the next fiscal year. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

We are evaluating additional manufacturing and financing arrangements to increase our available working capital and allow us to continue to grow our business without the sale of additional debt or equity securities. If we can continue to secure products from our contract manufacturers in sufficient quantities and secure financing of customer and distributor payment obligations, we believe that our existing capital will be sufficient to finance our operations at our current operating level. However, if we fail to generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. The recent worldwide financial crisis has decreased the number of commercial banking institutions that are willing to extend credit on foreign based receivables. In addition, the number of investment funds committing capital to microcap issuers has decreased, and pricing for financings of both debt and equity have increased.

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

Off-Balance Sheet Arrangements

As of September 27, 2009, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. Interest rates for our current bank debt outstanding are based at a rate of 16%. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 27, 2009, we had $2.2 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at September 27, 2009, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the three months ended September 27, 2009, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from our principal manufacturer, WNC, in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from WNC were denominated in United States dollars.

We maintain some operations in Korea for which expenses are paid in Korean Won. Accordingly, we do have currency risk resulting from fluctuations between the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results.

Item 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2009. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

Changes In Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the risk factors below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial position and results of operations.

If we cannot return to and sustain profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

Although we had net income of $1.4 million for the year ended December 31, 2008, we incurred significant losses in prior years including a net loss of $9.0 million for the year ended December 31, 2007, and a net loss of $6.6 million for the year ended December 31, 2006. We incurred a net loss for the nine month period ended September 27, 2009 of $5.3 million. At September 27, 2009, we had an accumulated deficit of $2.2 million and a working capital deficit of $4.0 million. Sustaining profitability will require us to maintain our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability and improving our working capital position.

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

The impact of the current economic climate and tight financing markets have impacted consumer demand for our products, our customer’s ability to finance new networks, and our ability to secure financing to support the manufacture and sale of our products.

The current economic crisis has had a significant impact on customer demand for our products. For the nine month period ended September 27, 2009 our revenues were $40.7 million, compared to $86.3 million for the same period in 2008. A substantial portion of our sales are derived from customers in developing countries. In the first nine months of 2009, weak consumer demand for our products in the Asia, EMEA and Latin America regions as compared to 2008 levels had a substantial negative impact on our revenues and profitability. During the third quarter of 2009 we continued to experience weak demand from these three regions. The long term impact of the current economic climate and the tight financial markets on demand for our products is unclear. If consumer demand continues to be weak, we will continue to experience reduced sales.

We have historically sold a significant portion of our products to network operators in conjunction with rollouts and upgrades to network infrastructure. If operators determine that consumer demand will not support, or that they are unable to finance, new network rollouts or product launches, sales of our products may decline.

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

We are transitioning to a model which relies more heavily on outsourced design products, and may face additional risks related to our reliance on third party designers and manufacturers.

We began designing our own proprietary fixed wireless phones and other products in 2004. Since that time we maintained a primary manufacturing relationship with a single contract manufacturer, who manufactured phones, modems and gateways to our product specifications. Increasingly, however we have begun to source products from outsourced design and manufacturing firms. The firms develop and manufacture products to their own design specifications.

Dependence on outsourced design and manufacturing imposes certain risks on our business. We will not have the internal ability to make product modifications to address customer demand, and will be dependent on cooperation from our outsource design and manufacturing partners to effect changes to product design, features or functions. As we work with new manufacturing partners, we may experience higher levels of product warranty claims, or defect rates which could negatively impact our financial position or impair our brand’s reputation for quality. We may not be able to respond to customer demands as quickly as we have through our internal research and development resources. In purchasing products that are developed and owned by third party manufacturers we may not be able to develop unique or protected intellectual property rights in the products. Finally, we will be dependent on the financial stability and effective operations of our manufacturing suppliers. Any financial or operational setback with one of our manufacturers may impact our ability to procure product to meet customer orders or to service customer requests.

If we do not choose our manufacturing partners carefully we may experience significant damages to our operations, our reputation and ultimately our financial position.

We depend on our distributor relationships to provide letters of credit to support our sales of products to customers in Venezuela, which accounted for 41% of our revenues in 2008.

For 2007 and 2008, sales to telecommunications service providers in Venezuela accounted for 43% and 41% of our revenues, respectively. For the nine months ended September 27, 2009, sales in Venezuela accounted for 15% of our revenues. In 2007 the government in Venezuela nationalized the telephone system. While we continued to receive orders for products, we experienced substantial delays in payments from our Venezuelan customers in 2007. Those delays caused us to become delinquent in our payments to WNC, our principal manufacturer, who imposed shipment delays that substantially impaired our results of operations for the fourth quarter of 2007.

In early 2008, we entered into a distributor agreement pursuant to which we directed sales orders from Venezuelan customers through a distributor. The distributor takes the purchase order from the customer, and issues a purchase order to us at a discount from the purchase price for the end customer. Under the terms of the distributor agreement, the distributor secures its payment obligation to us with a letter of credit which we can finance immediately, eliminating delays and collection risk.

We are currently working with a variety of potential distributors in Venezuela, which serve different network operators or geographic regions. However, under our principal distributor arrangement, the distributor may, in its discretion, reject any particular purchase order from our customer, change the pricing discount at which it is willing to purchase our products, or terminate the distributor relationship at any time. If our distributor refuses to accept a purchase order from our customer, we can accept the order directly or arrange for another distributor to accept the purchase order. If we cannot identify another distributor, or find another option to finance the account receivable, we do not presently have the working capital necessary to fulfill any substantial level of business on open terms. Consequently, if our distributor was to modify the manner the terms upon which they distribute our products, we may have to substantially reduce the level of business we perform, or reduce our gross margins.

Our common stock is quoted on the OTC Bulletin Board, which may be detrimental to investors.

Our common stock is currently quoted on the OTC Bulletin Board. Stocks quoted on the OTC Bulletin Board generally have limited trading volume and exhibit a wider spread between the bid and ask quotations as compared to stocks traded on national exchanges. Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

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

Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 18, 2009, we held a special meeting of stockholders in San Diego, California. At the meeting our stockholders voted on two proposals to amend our Certificate of Incorporation.

The first proposal was to approve an amendment to our certificate of incorporation to increase the number of shares of our authorized common stock from 50,000,000 to 250,000,000. This proposal was approved, and we filed the amendment to our certificate of incorporation effective August 25, 2009.

The second proposal was an amendment to our certificate of incorporation to authorize a class of 20,000,000 shares of preferred stock having whatever voting powers, designations, preferences, limitations, restrictions and relative rights as our board of directors may establish from time to time. Stockholders holding a majority of our outstanding shares of common stock did not approve this amendment.

The table below sets out the vote distribution for the two proposals:

Proposal	Votes For	Votes Against	Votes Withheld
Increase authorized common stock to 250,000,000 shares	14,031,134	1,699,433	8,829
Authorize class of 20,000,000 shares of preferred stock	2,105,419	776,102	3,600

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axesstel, Inc.

Date: November 10, 2009	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Certificate of Amendment to Articles of Incorporation filed August 25, 2009.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2009.