Form 10-K
period 2009-12-31
AXESSTEL INC
filed 2010-03-25
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
None

Securities Registered under Section 12(g) of the Act:

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of all of the common stock held by non-affiliates of the registrant, based upon the closing stock price of the common stock reported on the OTC Bulletin Board on June 28, 2009 was approximately $6.7 million. Shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the registrant have been excluded for purposes of the foregoing calculation in that such persons may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 15, 2010 was 23,456,232.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2009 are incorporated by reference into Part III of this report.

AXESSTEL, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2009

i

In this report, unless the context otherwise requires, the terms “Axesstel,” “Company,” “we,” “us,” and “our” refer to Axesstel, Inc., a Nevada corporation and our wholly owned subsidiary Axesstel Korea, Inc. We sold all of our ownership interest in Axesstel Korea, Inc. in a transaction that was completed on November 15, 2009.

Special Note Regarding Forward Looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variations of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	the likelihood that new competitors and new technologies will emerge and may further increase competition;

•	potential increases or decreases in operating expenses;

•	our ability to obtain future financing or funds when needed;

•	our ability to successfully obtain a diverse customer base;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	our ability to attract and retain a qualified employee base;

•	the timing and success of any new product launches;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions which involve additional uncertainties; and

•	our ability to formulate, update and execute a successful business strategy.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in other reports and documents we file with the SEC.

ii

PART I

ITEM 1. BUSINESS

Overview

We are a provider of fixed wireless voice and broadband access solutions for the worldwide telecommunications market. Our product portfolio includes fixed wireless phones, voice/data terminals, broadband modems, 3G and VoIP gateway devices, and M2M security devices for access to voice calling and high-speed data services.

Our products have similar functionality to phones and modems that use a traditional landline telecommunications network; however, our products are wireless and can be substituted for wired phones and modems. Our products are based on 2G and 3G CDMA (Code Division Multiple Access), GSM (Global System for Mobile Communications), GPRS (General Packet Radio Service) and HSPA (High-Speed Packet Access) technologies. We are focusing our development efforts on advanced data products, including broadband modems, 3G and VoIP gateway devices and M2M devices, the majority of which represent an increasing percentage of our overall revenues.

Historically, we have sold our products to telecommunications operators in developing countries where large segments of the population do not have telephone or internet service. To date our largest markets have been in Asia; Europe, Middle East and Africa (EMEA); and Latin America, and currently our largest customers are located in Poland, Venezuela, and Puerto Rico. Recently, we began selling our products in North America (the United States and Canada) and expect to grow in this market over the next few quarters.

Market Opportunity

Telecommunications Services in Developing Areas

Developing countries within Asia, EMEA and Latin America, such as India, Indonesia, Philippines, Vietnam, China, Iraq, South Africa, Brazil, Venezuela and Russia, are among the world’s fastest growing emerging telecommunications markets. Within these areas, landline telecommunications networks typically are limited to densely populated urban areas because the cost of deploying landline telecommunications networks in developing areas has proven economically unfeasible. As a result, people living outside of urban areas or in unwired regions within urban areas generally do not have access to telephone or internet services. Because deployment of landline telecommunications networks in these regions has proven to be expensive, services have been limited to the wealthiest portions of the population.

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

Telecommunications Services in North America

Within developed countries, wireless communications are growing as well. The evolution is clear with the advent of mobile phones including 3G phones with increasing computing power and applications. Wireless desk phones and modems have received much less attention, but still have many benefits over traditional wired solutions:

•	Wireless phones can be moved from office to office without changing phone extensions and without the need for a PBX;

•	Download and upload speeds for wireless modems are increasing;

•	Wireless devices are less costly to deploy, eliminating the need for wired infrastructure.

In addition, there are significant portions of the population in North America that do not have access to wired broadband access to the internet. In rural areas, the lack of customer concentration renders wired infrastructure prohibitively expensive. Bringing next generation communication and internet access to these areas has become an administration focus in the United States. The $787 billion stimulus package signed into law in 2009 included $7.2 billion for broadband grant and loan programs. Of those funds, $2.5 billion was allocated to the Agriculture Department, giving particular emphasis to broadband deployment in rural areas. We believe that wireless “last mile” solutions with next generation broadband access devices will prove to be a cost effective solution for rural areas in North America.

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

An alternative wireless standard, GSM is the world’s most popular standard for mobile phones. The ubiquity of the GSM standard facilitates international roaming between mobile phone operators, enabling subscribers to use their phones in many parts of the world. For network service providers, the GSM standard provides the ability to deploy equipment from different vendors because the open standard allows easy inter-operability.

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

Broadband Data Applications

Telecommunications service providers are continually seeking high-margin, high-growth opportunities to complement their voice-based product offerings. Providing high-speed data access to existing voice customers enables operators to increase their revenue by leveraging their current infrastructure and customer base. Historically, high-speed data access was limited to businesses that could afford to purchase expensive hardware and pay the usage charges. As network costs have declined and technology and manufacturing advancements have developed, high-speed data access has increasingly become available to residential customers. In order to implement objectives to rollout high-speed data access, carriers are seeking cost-effective technologies to allow users without existing landlines, DSL or cable connections access to high-speed data.

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

Products and Features

We offer products in five categories: fixed wireless phones, voice/data terminals, broadband modems, 3G gateway devices, and M2M security devices used for voice calling and high-speed data services in homes, retail locations, businesses, public transportation and emergency response environments.

Fixed Wireless Phones

Our fixed wireless desktop phones are designed for voice and data usage in homes, businesses and retail locations. Our phones are offered in standard and enhanced models. Currently, we offer CDMA phones that operate in three frequency bands: 450 MHz, 800 MHz, and 1900 MHz, and GSM phones that operate in quad-band (850/900/1800/1900 MHz).

Fixed Wireless Public Call Office Phones

We provide fixed wireless public call office (PCO) phones that enable telecommunications service providers to offer telephone service for public locations that are not serviced by landline networks. Our PCO phone couples proprietary metering technology with our fixed wireless phones, which displays in real-time the calling units used by the caller.

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

The following tables list some of the features included in our current fixed wireless phone and terminal portfolio:

CDMA Fixed Wireless Phones and Voice/Data Terminals

●: Standard	O: Not Available	■: Optional

Model	PX100 Series	PX300 Series	PX400 Series	TX210

Voice	●	●	●	●
SMS	●	●	●	O
Data	O	●	O	●
LCD Backlit	●	●	●	O
Keypad Backlit	●	●	O	O
SpeakerPhone	●	●	●	O
RUIM/SIM	■	■	■	■
FM Radio	■	■	O	O
Back-up Battery	●	●	●	●

GSM Fixed Wireless Phones and Voice/Data Terminals

●: Standard	O: Not Available	■: Optional

Model	PG100 Series	PG400 Series	TG130	TG230

Voice	●	●	●	●
SMS	●	●	●	O
Data	■	O	●	●
LCD Backlit	●	●	O	O
Keypad Backlit	●	O	O	O
SpeakerPhone	●	●	O	O
RUIM/SIM	●	●	●	●
FM Radio	■	O	O	O
Analog Fax	O	O	●	O
Back-up Battery	●	●	●	●

Broadband Modems and 3G Gateways

We currently offer various lines of broadband modems and gateways based on CDMA 1xEV-DO Rev. 0 and Rev. A and HSUPA technology. Our wireless broadband modem products, including USB Modem, USB Dongle, and ExpressCard/34, allow mobile professionals to maintain productivity with secure, high-speed access to email, the Internet, data intensive files and multi-media streaming. Users can access broadband data from the home, office or while traveling, by plugging the device into their laptop or desktop. Our gateway products seamlessly combine wireless wide area networking (WWAN), a Wi-Fi wireless local area network (WLAN) router and a four-port Ethernet switch to provide wireless broadband data access via a plug-and-play solution that enables users to network multiple desktops and laptops.

The following tables list some of the features included in our current broadband modems and 3G gateways:

Broadband Modems and 3G Gateways

●: Standard	O: Not Available	■: Optional

Model	MV100 Series	MV200 Series	MU200 Series	EU230

Voice	■	O	O	O
Data	EV-DO Rev.A	EV-DO Rev.A	HSUPA	HSUPA
USB Port	●	USB Dongle	USB Dongle	●
Analog Fax	O	O	O	O
RUIM/SIM	■	■	●	●
Dual Band	■	■	Tri Band (UMTS), Quad Band (GSM)	Tri Band (UMTS), Quad Band (GSM)
Web Browsing	●	●	●	●
Back-up Battery	●	O	O	O

●: Standard	O: Not Available	■: Optional

Model	MV400 Series	MV500 Series	MU400 Series	SJE10+ EU230

Voice	O	■	O	O
Data	EV-DO Rev.A	EV-DO Rev.A	HSUPA	HSUPA
Ethernet Port	●	●	●	O
USB Port	●	●	●	O
Wi-Fi	●	●	●	●
VoIP	O	■	O	O
RUIM/SIM	■	■	●	●
Dual Band	■	■	Tri Band (UMTS), Quad Band (GSM)	Tri Band (UMTS), Quad Band (GSM)
Web Browsing	●	●	●	●
Back-up Battery	■	■	■	●

M2M Solutions

Our AxessGuard™ M2M security devices are available in two versions: AGG10 (GSM) and AGX10 (CDMA). These products provide an easy-to-install, cost effective security system for residences and businesses by pairing a motion sensing security device with one of our fixed wireless phones or terminals to generate an alert via SMS (Short Message Service) or phone call in the event of a security breach.

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

	2009	2008	2007
Revenues
Asia	$226,080	$5,243,104	$18,670,977
EMEA	32,079,047	38,026,941	15,849,424
Latin America	15,520,989	64,873,051	47,882,684
United States and Canada	2,992,777	1,449,270	32,300

Total revenues	$50,818,893	$109,592,366	$82,435,385

We ended 2009 with a total of 80 customers in 52 countries around the world. We believe that there are over 100 additional telecommunications service providers worldwide that have deployed or plan to deploy networks that support our fixed wireless and data product solutions.

Our principal end customers are currently Compania Anonima Nacional Telefonas De Venezuela (CANTV), Centennial (Puerto Rico), and Orange Poland each of which accounted for more than 10% of our total revenues in 2009. We supply products to CANTV, Centennial and Orange Poland on a purchase order basis.

Historically, our business was developed through the sale of fixed wireless phones. Over the past three years, data products—modems and gateways—have constituted a growing and significant portion of our revenues. The following table shows the dollar amount of revenues and the percentage of our total revenues that were generated from the sale of voice products and data products in each of the last three years.

	2009	2008	2007
Revenues from voice products	$14.8 million	$47.5 million	$47.6 million
Voice products as a percent of total revenue	29%	43%	58%
Revenues from data products	$36.0 million	$62.0 million	$34.9 million
Data products as a percent of total revenue	71%	57%	42%

During any quarterly period our product mix is subject to change based on the presence or absence of large orders for a particular type of product. However, we expect that sales of data products will continue to represent at least 50% of our total revenue for the foreseeable future.

Sales and Marketing

We sell our products, directly and indirectly, to telecommunications service providers worldwide. The telecommunications service providers sell our products to their customers under the Axesstel brand name. We generally do not sell our products direct to consumers or on a retail basis.

Our sales strategy is to “localize” our direct sales force, and put our sales team close to the customer. We divide our sales group into three principal regions: Americas, EMEA and Asia. At December 31, 2009 our sales and marketing team was comprised of 15 employees and consultants located in the United States, China, Singapore, Mexico, England, Holland, Portugal and Spain. In addition to our direct sales force, we supplement our presence in various geographic regions through the hiring of local sales representatives or agents.

In some regions we sell our products through distributors. Under these arrangements the distributor purchases the product from us, and resells the products to telecommunications service providers in those regions. We manage our sales in Venezuela, one of our largest markets, through a distributor. Under the distribution arrangement for Venezuela our direct sales team manages the relationship directly with the telecommunications service provider. However, the customer directs its purchase order to the distributor. The distributor, in turn, submits a purchase order to us and secures their payment obligation with a letter of credit. While we retain sales and revenue development under this agreement, we receive two principal services from the distributor. First, the distributor provides logistics services and transportation services for products shipped to Venezuela. Second, we can secure timely commercial financing for the account receivable for products sold to the distributor and eliminate the risk of collection and payment delays from the end customer.

Manufacturing

We use third party contract manufacturers to provide large scale product manufacturing for all of our products. Since 2004, the majority of our products have been manufactured by one principal contract manufacturer. Our contract manufacturers provide us with a variety of manufacturing services, including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery services.

Our contract manufacturers generally procure all raw materials, and hold work-in-process and finished goods inventory for our products. We believe outsourcing our manufacturing provides us with flexibility and allows us to:

•	focus on research and development, design, sales and marketing;

•	realize economies of scale;

•	access high-quality manufacturing resources and personnel;

•	scale production rapidly;

•	reduce working capital investment; and

•	reduce capital equipment costs and equipment obsolescence risk.

Our manufacturing agreements are designed to allow us to fulfill high-volume orders with short lead-times. We manage our relationship with the contract manufacturers to focus on improvements in design-for-manufacturing, test procedures, quality, cost optimization and production scheduling. We work with our contract manufacturers to source components for our products in an effort to reduce costs, ensure the quality of the components we purchase and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders. We believe the use of contract manufacturers provides flexibility and scalability to our manufacturing operations.

Our agreements with our contract manufacturers are a key component of our working capital financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. Under the terms of our supply agreements, we submit purchase orders for finished goods. Our manufacturers purchase and maintain inventories of components and subassemblies against a rolling forecast of orders that we provide to them on a monthly basis. We only take goods into inventory when the finished goods are delivered to us and title and risk of loss transfers. Because we generally order finished goods upon receipt of an order from our customer, finished goods are typically shipped directly from our manufacturer to the customer. As a result, we generally do not hold the goods in inventory. Occasionally we experience a cancellation of a customer order, and the customer refuses shipment. Under the terms of our agreements, we can defer delivery of goods for certain periods of time. During that time, we will attempt to sell the goods to another customer. If we are unsuccessful in selling them before the deferral period expires, the manufacturer delivers the finished goods to us and we take the goods into inventory.

During 2009 we began entering into additional supply arrangements with manufacturing partners in China. We have entered into these arrangements principally to gain access to OEM versions of products that the manufacturer has developed. See “Research and Development” below. These relationships also allow us to increase and diversify our manufacturing capacity, lower our product costs and enhance our ability to meet customer demand. We are continuing to evaluate options to enter into additional manufacturing relationships with other manufacturing partners in low cost labor regions.

Research and Development

We focus our research and development efforts on developing innovative fixed wireless high-speed solutions to address opportunities provided by next generation wireless networks. We launched several key new products in 2009, designed to expand our addressable market or introduce higher margin solutions for our existing customer base. Highlights of recent product development initiatives include:

•	Launching our new line of GSM and CDMA based phones and securing initial orders.

•	Extending our 3G modem line with the MV200 Series wireless broadband USB dongle devices.

•	Launching our MV440 Wi-Fi gateway device to operate on the Verizon Wireless network.

•	Introducing our next generation of MV500 series modem and gateway products with new product design and enhanced features including a VoIP application.

We historically performed comprehensive product design with an internal research and development team. Beginning in late 2007, we began to transition our engineering efforts to focus on customizing and enhancing product designs with third party engineers and contract manufacturers. We have opened a wholly owned subsidiary in China and have established research and development partnerships with manufacturers in that region. Through these relationships, we have re-engineered eight of our desktop phone products and are completing the re-engineering five of our data products. In addition, we review baseline products offered by these manufacturers and develop product specifications to improve cost or performance or add features and functions to meet our customers’ unique requirements. We generally enter into development and supply agreements with third party design and manufacturing firms. In some arrangements, we pay for engineering services for the manufacturer to develop a customized version of a product design for us. In other cases, the costs of product customization are added to the per unit price that the manufacturer charges us for final products. We believe that this model provides several benefits, including:

•	Faster time to market for new product launch.

•	Access to a broader range of products than could be developed internally.

•	Reduced research and development expenses.

In the fourth quarter of 2009, we sold our Axesstel Korea subsidiary to Gtelcomm Co., Ltd., (Gtelcomm), a Korean corporation, to lower our investment in research and development for our internally developed products. Axesstel Korea was mainly responsible for the development of our phone based product line, which we are transitioning to Chinese-based engineering partners. We believe this transition will lower our required investment in research and development and increase our access to lower cost competitive products. In connection with the sale, Gtelcomm agreed to assume our lease obligations for the real estate in Korea and the employment obligations for 37 of our former employees, including severance obligations under Korean law. We entered into an Engineering Services Agreement with Gtelcomm under which Gtelcomm provides engineering support for our existing product line. The Engineering Services Agreement calls for us to make monthly payments to Gtelcomm of $135,000, which is a substantial reduction from the cost of rent and salaries for facilities and employees that we transferred. The initial term of the Engineering Services Agreement is nine months and expires on August 15, 2010.

As of December 31, 2009, we had six engineers, five based in the United States and one based in China. For the years ended December 31, 2009, 2008, and 2007, our research and development expenses were $3.8 million, $4.8 million, and $7.1 million, respectively. We expect research and development expenses for 2010 to be below the 2009 levels.

Intellectual Property

We protect our intellectual property through a combination of patents, trademarks, trade secrets, licenses, non-disclosure agreements and contractual provisions. Generally, we enter into non-disclosure and confidentiality agreements with our employees, consultants and third parties that have access to our proprietary technology.

Licenses

In November 2000, we entered into a license agreement with Qualcomm under which we were granted a worldwide, nonexclusive, royalty-bearing license to Qualcomm’s CDMA technology to make, sell and lease fixed wireless CDMA-based products. In February 2005, we amended the license agreement to expand the scope of the license and to allow us to make, use and sell certain mobile CDMA based products in addition to fixed wireless CDMA based products. In October 2007, we further amended the license agreement to expand the scope of our license to include rights to make, use and sell products utilizing WCDMA (Wideband Code Division Multiple Access) technology. Qualcomm may terminate the license agreement if we materially breach the license agreement and such breach is not cured.

We have also entered into various software agreements with Qualcomm to license its software to use with our products that incorporate Qualcomm’s CDMA technology. These agreements are effective so long as the license agreement discussed in the paragraph above is effective. We expect to purchase additional software from Qualcomm as needed to support development of products based on future chipsets.

We have also acquired licenses from other vendors where we use those vendors’ microprocessor chipsets in our products. In some cases we rely on our contract manufacturers or third party component suppliers to procure the necessary licenses for the use of the chipsets. The wireless industry has experienced significant litigation in recent years concerning intellectual property rights to wireless chipset design and essential intellectual property rights for wireless communications. We attempt to secure all license rights we believe are necessary to properly manufacture and sell our products. However, given the fragmented nature of intellectual property rights in this area, it is impracticable to provide absolute assurance that we have all requisite license rights for our current or future products. Moreover, as we continue to develop additional products to meet changing standards in the wireless industry, we expect that we will need to acquire additional license rights.

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

Competition

The market for fixed wireless products is highly competitive and we expect competition to increase. We primarily compete against established companies such as Huawei Technologies Co., Ltd., and ZTE Corporation. As we expand our product lines, such as our entry into the M2M market, we will face competition from additional established companies. In addition, there is always potential for new competition to enter our target markets.

We believe that we compete principally on the basis of design functionality, reliability, quality, price and ease of deployment, installation and use. We believe that we compete favorably with our competitors based on these factors. Historically our products have been recognized by consumers for their functionality, including reliability and performance. With our entrance into more developed countries we are increasing our focus on design to appeal to the aesthetic tastes of the end customer. Over the past few years, the telecommunications market has been marked by decreasing prices. The global economic recession in 2009 decreased demand for telecommunications products and some of our competitors, particularly the ones based in Asia, resorted to significant price cutting to retain or increase market share. As a result, our products became less competitive on a price basis. In response, we have revised our product development model to focus on acquiring products from third party manufacturers in China. We believe that this approach will allow us to offer products that are competitively priced with our competitors. We constantly work to reduce our product costing, but recognize that some cost savings will be tied to economies of scale and our sales volumes will not always allow us to be the low cost provider.

Many of our current and future competitors may have, and all of the competitors named above do have, significantly greater financial, technical and marketing resources as well as greater purchasing power than we do. These greater resources may allow these competitors to obtain better manufacturing prices and efficiencies than we have. Some of our competitors offer bundled end-to-end packages, which may be more appealing to network operators seeking to use a single supplier of both phones and infrastructure. Although we believe we compete effectively in our markets, remaining competitive will require us to continue to develop innovative products at reduced costs. We cannot guarantee that we will be able to compete successfully.

Employees

As of December 31, 2009, we had a total of 22 full-time employees, down from 71 at the beginning of the year. Of the 22 employees, 15 are located in the United States, six are located in South Korea, and one is located in Holland. In the United States, five are involved in product design and development, five are involved in general and administrative functions, three are involved in sales and marketing, and two are involved in operations. In South Korea, six of our employees are involved in operations. In Holland, our one employee is involved in sales and marketing.

At December 31, 2009, we had a total of 12 consultants, 11 performing sales and marketing functions, and one performing product development.

We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are good.

Governmental Regulation

Our products are incorporated into commercial wireless communications systems that are subject to regulation domestically by the Federal Communications Commission and internationally by other government agencies. Although the network operators are usually responsible for compliance with these regulations, regulatory changes, including changes in the allocation of available frequency spectrum, could negatively affect our business by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition. In addition, the increasing demand for wireless telecommunications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

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

If we cannot return to and sustain profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss for the year ended December 31, 2009 of $10.1 million. Although we had net income of $1.4 million for the year ended December 31, 2008, we incurred significant losses in prior years including a net loss of $9.0 million for the year ended December 31, 2007, and a net loss of $6.6 million for the year ended December 31, 2006. At December 31, 2009, we had a stockholders’ deficit of $6.6 million and a working capital deficit of $7.6 million. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability and improving our working capital position.

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

The global economic recession in 2009 had a significant impact on customer demand for our products. For the year ended December 31, 2009 our revenues were $50.8 million, compared to $109.6 million for 2008. A substantial portion of our sales are derived from customers in developing countries. Weak consumer demand for our products in the Asia, EMEA and Latin America regions as compared to 2008 levels had a substantial negative impact on our revenues and profitability. The long term impact of the current economic climate and the tight financial markets on demand for our products is unclear. If consumer demand continues to be weak, we will continue to experience reduced sales.

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

We purchase products from our manufacturers on a purchase order basis and they are not obligated to accept any purchase order on the terms we request or at all.

We currently purchase all of our products from third party manufacturers on a purchase order basis. The manufacturers are not obligated to accept any purchase order we submit and may elect not to supply products to us on the terms we request, including terms related to open credit terms, specific quantities, pricing or timing of deliveries. If a manufacturer were to refuse to fulfill our purchase orders on terms that we request or on terms that would enable us to recover our expenses and make a profit, we may lose sales or experience reduced margins, either of which would adversely affect our results of operations. Further, if a manufacturer were to cease manufacturing our products on acceptable terms, we might not be able to identify and secure the services of a new third-party manufacturer in a timely manner or on commercially reasonable terms.

During 2009, we fell behind in payments to our principal contract manufacturer. We entered into a security agreement and standstill agreement pursuant to which the contract manufacturer agreed to continue manufacturing product after granting them a subordinated security interest in the receivables arising from the products that they sell to us, and our agreement to meet certain payment milestones to bring our account within current terms. To date, we have not met all of the payment milestones to them. In the past when we have fallen substantially behind in our payments to the contract manufacturer, they have temporarily suspended shipments of certain products and stopped inventory purchases of components for our products. If we cannot increase our working capital position and regain compliance with our open credit terms with the contract manufacturer, we may again experience shipment delays, disrupting our ability to deliver product to our customers.

We rely on a small number of customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the year ended December 31, 2009, three of our customers and their affiliates accounted for approximately 58% of our revenues; orders from these customers comprised approximately 30%, 18% and 10% of revenues, respectively. For the year ended December 31, 2008, two of our customers and their affiliates accounted for approximately 48% of our revenues; orders from these customers comprised 31% and 17% of revenues, respectively. For the year ended December 31, 2007, three of our customers and their affiliates accounted for approximately 69% of our revenues; orders from these customers comprised 32%, 20% and 17% of revenues, respectively.

If we lose one or more of our significant customers or if one or more of our significant customers materially scales back its orders, and we are unable to replace the sales of our products to other customers, our revenues may decline significantly and our results of operations may be negatively impacted.

We are attempting to develop other geographic markets for our products and services, including other regions in the Americas and EMEA, while still maintaining and expanding our volume of sales to our existing significant customers. Our goal is to develop additional significant customers. We can make no assurance, however, that we will succeed in diversifying our customer base, developing other geographic markets or in becoming less reliant on a small number of significant customers. Failure to diversify our customer base subjects us to more risk in the event that one or more of our significant customers stops or reduces it purchases of our products.

We have recently transitioned our product development efforts to focus on collaborative design with third parties, and may face additional risks related to our reliance on third party designers and manufacturers.

We began designing our own proprietary fixed wireless phones and other products in 2004. Since that time we maintained a primary manufacturing relationship with a single contract manufacturer, who has manufactured phones, modems and gateways to our product specifications, which we review and customize to meet the requirements of our customers. Since late 2007, we have increasingly used third party design engineers and manufacturers to collaborate on our product development. These third parties develop and manufacture their own product designs. We review baseline products offered by these manufacturers and develop product specifications to improve cost or performance or add features and functions to meet our customers’ unique requirements. In the fourth quarter of 2009, we sold our Korean subsidiary which performed much of our internal product design. We have retained our core product engineers, but are now more dependent on third party relationships to complete our comprehensive product design.

While we believe that this product development model provides a number of advantages, dependence on these third party design and manufacturing partners imposes certain risks on our business. We may not have the internal resources necessary to unilaterally make product modifications, and will be dependent on cooperation from our design and manufacturing partners to effect changes to product design, features or functions. As we work with new manufacturing partners, we may experience higher levels of product warranty claims, or defect rates which could negatively impact our financial position or impair our brand’s reputation for quality. We may not be able to respond to customer demands as quickly as we have through our internal research and development resources. Working with third party designers and manufacturers may limit our ability to develop unique or protected intellectual property rights in the products. Finally, we will be dependent on the financial stability and effective operations of our design and manufacturing partners. A financial or operational setback with one of our manufacturers may impact our ability to procure product necessary to meet customer orders or to service customer requests.

If we do not choose our design and manufacturing partners carefully we may experience significant damages to our operations, our reputation and ultimately our financial position.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we may be required to substantially revise our business plan or cease operations.

As of December 31, 2009, we had cash and cash equivalents of $602,000 and a working capital deficit of $7.6 million. We incurred a net loss of $10.1 million in 2009, and have incurred net losses in four out of the past five years of operation. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

We depend in substantial part on the adoption and acceptance of fixed wireless telecommunications in developing countries and regions to create demand for our products.

The majority of our target customers are large telecommunications service providers who are establishing and operating wireless networks in developing countries and regions where demand for basic telephone service has grown substantially in recent years and where the cost of building a wireless telecommunications infrastructure is preferable to a traditional wire line infrastructure. We sell our products to these service providers, who in turn resell our products to their customers, the end users, to use over the service providers’ telecommunications networks. The economies in many of these countries are fragile and are subject to significant change based on world events. This results in unpredictable demand for our products. If demand for wireless infrastructure in these countries does not continue to increase, if the service providers elect to develop traditional landline infrastructure instead of fixed wireless infrastructure or if the service providers are unable to finance network expansion and fixed wireless products, demand for our products will be significantly affected. Even if these service providers elect to develop fixed wireless infrastructure, demand for our products will not develop if the service providers are unable to sell their services and our products to the end users at affordable prices.

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

All of our international sales and operations are subject to inherent risks, which could have a material adverse effect on our financial condition or results of operations. These risks include:

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

These international risks make our ability to meet the demand for wireless products unpredictable. In addition, because the majority of our sales are denominated in United States dollars, changes in foreign currency exchange rates affect the market price for our products in countries in which they are sold. If the currency of a particular country weakens against the United States dollar, the cost of our products in that country may increase to the service provider and end user, which may result in the service provider or end user choosing to purchase the products of one of our competitors instead of our products.

We depend on our distributor relationships to provide letters of credit to support our sales of products to customers in Venezuela, which accounted for 18% of our revenues in 2009.

For 2007, 2008 and 2009, sales to telecommunications service providers in Venezuela accounted for 43%, 41% and 18% of our revenues, respectively. In 2007, the government in Venezuela nationalized the telephone system. While we continued to receive orders for products, we experienced substantial delays in payments from our Venezuelan customers in 2007. In early 2008, we entered into a distributor agreement pursuant to which we directed sales orders from Venezuelan customers through a distributor. The distributor takes the purchase order from the customer, and issues a purchase order to us at a discount from the purchase price for the end customer. Under the terms of the distributor agreement, the distributor secures its payment obligation to us with a letter of credit which we can finance immediately, eliminating delays and collection risk.

Under our principal distributor arrangement, the distributor may, in its discretion, reject any particular purchase order, change the pricing discount at which it is willing to purchase our products, or terminate the distributor relationship at any time. If our distributor refuses to accept a purchase order, we can accept the order directly from our customer or arrange for another distributor to accept the purchase order. If we cannot identify another distributor, or find another option to finance the account receivable, we do not presently have the working capital necessary to fulfill any substantial level of business on open terms. Consequently, if our distributor was to modify the terms upon which they distribute our products, we may have to substantially reduce the level of business we perform, or reduce our gross margins.

We expect to experience competitive pricing pressure for our products, which may impair our revenue growth, gross margins and ability to sustain profitability.

Pricing for fixed wireless phones and broadband access devices have been declining along with pricing in general for telecommunications equipment and other technology products. This trend accelerated in 2009, amidst the economic recession, as larger competitors became increasingly aggressive with price discounts. The pricing declines affected fixed wireless phones as well as modems and gateways. We expect these general downward trends to continue in the future, particularly if large companies with greater purchasing power enter the market or other competitors enter the market with lesser quality products or improper license rights. Accordingly, as we reduce our average selling prices, our results of operations will be adversely affected unless we can generate equivalent cost reductions in our cost of goods and otherwise.

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

Our customers are primarily telephone operators in developing countries, which may create difficulties in the collection of our accounts receivable.

We customarily accept customer orders based on prepayment terms or letters of credit. This reduces our working capital requirements because we are able to quickly collect payment for the products that we deliver and pay our third-party manufacturers and vendors. In some instances, we make sales to customers on open credit terms. We have experienced some collection issues in the past. In 2009 we incurred $1.6 million of bad debt expense because of our customers’ inability or refusal to pay. Most of our customers are telephone operators in developing countries. This makes collection efforts more difficult and expensive. Often these countries do not have well established legal systems to secure and enforce judgments for unpaid accounts. Because of our limited working capital, any inability to collect on open accounts may have a significant impact on our financial position.

We depend on third party manufacturers to produce all of our products.

We currently depend on third party manufacturers to manufacture all of our products. As a result, we are subject to risks affecting their business. Such risks include delays in manufacturing process, disruptions in its workforce or manufacturing capabilities, capacity constraints, quality control problems and compliance with import and export restrictions of the United States and foreign countries. In addition, if our business grows, these manufacturers may need to make additional capital expenditures, which it may choose not to do. Any of these risks could result in a delay of quality products being shipped to our customers, which could negatively impact our revenues, our reputation and our competitive position in our industry.

We expect to continue to rely primarily on a limited number of third-party manufacturers to produce our products. Our reliance on third party manufacturers exposes us to a number of risks that are beyond our control, including:

•	unexpected increases in manufacturing costs;

•	interruptions in shipments if a third-party manufacturer is unable to complete production in a timely manner;

•	interruptions in shipments for an extended period of time due to acts of God, war, terrorism, earthquakes, tsunamis, typhoons, damaging winds or floods or a recurrence of widespread pandemic;

•	interruptions in manufacturing and shipments for an extended period of time due to, among other reasons, shortages of electricity or water;

•	inability to control quality of finished products, or control the remediation of any product defects;

•	inability to control production levels and to meet minimum volume commitments to our customers;

•	inability to maintain adequate manufacturing capacity;

•	inability to secure adequate volumes of components in a timely fashion or at expected prices;

•	unwillingness of our current or future manufacturing suppliers to provide sufficient credit to support our sales;

•	manufacturing delays due to lack of financing, availability of parts, labor stoppages, disruptions or political instability in the region; and

•	scarcity of shipping containers.

We may experience delays in manufacturing and our costs may increase if we are unable to accurately forecast all of our needs.

We utilize a rolling forecast of demand, which our manufacturers use to determine our component requirements. Lead times for ordering components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand for and availability of a component at a given time. If our forecasts are less than our actual requirements, the third-party manufacturer may not be able to manufacture products in a timely manner. If we cannot acquire our products in a timely manner, we may lose sales. If our forecasts are too high, we and our manufacturer may build excess inventory. In addition, we may be unable to use the components that were purchased based on our forecasts. The cost of the components tends to drop rapidly as volumes increase and technologies mature. Therefore, if our manufacturers are unable to use components purchased based on our forecasts, our cost of producing products may be higher than our competitors due to an oversupply of higher priced components. Excess components or inventory will tie up working capital and cause us to incur storage and other carrying costs, which may cause us to borrow additional funds that may not be available on commercially reasonable terms. Further, excess components or inventory not used or sold in a timely manner may become obsolete causing write-offs or write-downs, which could seriously harm our results of operations.

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

The markets for fixed wireless voice and broadband access devices are highly competitive, and we expect competition to increase. As we develop new products we anticipate increased competition from well funded competitors. These competitors may be able to:

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

Larger and better capitalized competitors such as Huawei Technologies Co., Ltd. and ZTE Corporation have significantly greater penetration in key markets than we do. Economies of scale allow these competitors to offer product pricing and related incentives that we may be unable to match. Our target customers are large telecommunications service providers serving developing countries and regions where demand for basic telephone service has grown substantially in recent years. Our competitors may be better positioned to pursue opportunities in those developing countries. Dominance in certain key markets may serve to effectively “lock out” competitors, including us, and may allow these larger competitors to achieve and maintain higher profit margins in those markets than they could otherwise. These profit margins may allow these larger competitors to subsidize expansion efforts in geographic areas in which we operate and in which we are substantially dependent for a significant portion of our revenue.

We will need to develop new products and features to meet rapidly evolving industry standards and the changing needs of our customers in order to be successful.

The wireless telecommunications market is characterized by rapid technological advances, evolving industry standards, changing customer needs and frequent new product introductions and enhancements. Manufacturers of wireless communications microprocessor chipsets, which we use in our products, frequently introduce new chipsets that provide enhanced functionality at lower price points. The introduction of new chipsets often requires that we design and release new products to take advantage of the enhanced features or lower cost in order to remain competitive. To maintain and increase our revenues, we must continually develop and market new products and enhancements to existing products that keep pace with advancing technological developments and industry standards and that address the needs of our customers and their end users. The process of developing new technology and products is complex, uncertain and expensive, and success depends on a number of factors, including:

•	predicting market acceptance of new technology platforms;

•	proper product definition;

•	component cost;

•	resolving technical hurdles and obtaining appropriate product certifications as required by our customers;

•	timely completion and introduction to the market;

•	differentiation from the products of our competitors; and

•	market acceptance of our products.

Although our current outsourced product development model will reduce future research and development expenses and reduce investment risks, we will continue to commit significant resources for research and development of new products, in many instances, before knowing whether our investments will result in products the fixed wireless telecommunications market will accept. Further, we may be required to purchase licenses from third parties in connection with the development of new products and these licenses may not be available on commercially reasonable terms, or at all. Even if we successfully introduce new products and technologies, our products may not be accepted by the market or we may be unable to sell our products at prices that are sufficient to recover our investment in developing those new products. Many of the end users in our target markets have low incomes and rely on subsidies from telecommunications service providers in order to purchase our products. If we fail to introduce new products at prices that are competitive and allow us to generate a profit, we will lose customers and market share and the value of our company will decline.

From time to time we evaluate potential acquisitions which, if consummated, may subject us to additional risks and uncertainties, and may result in substantial dilution to our stockholders.

We will, from time to time, consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders could be diluted.

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

In the telecommunications equipment industry, litigation is being used increasingly as a competitive tactic by both established companies seeking to protect their position in the market and by emerging companies attempting to gain access to the market. In this type of litigation, complaints may be filed on various grounds, such as antitrust, breach of contract, trade secret, copyright or patent infringement, patent or copyright invalidity, and unfair business practices. If we are required to defend ourselves against one or more of these claims, whether or not they have any merit, we are likely to incur substantial expense and management’s attention will be diverted from operations. This type of litigation also may cause confusion in the market and make our customers reluctant to purchase our products. Any of these effects could harm our business and result in a decline in the value of your investment in our stock.

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

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouse)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser.

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

None.

ITEM 2. PROPERTIES

We own no real property. Our corporate headquarters is located in San Diego, California, where we lease approximately 17,000 square feet of office space pursuant to a lease that expires in February 2011. We operated a research and development facility in the Gyeonggi Province of South Korea, where we leased approximately 30,000 square feet of office space pursuant to a ten-year lease that expires in August 2015. During the fourth quarter of 2009 we sold the assets of our Axesstel Korea, Inc. subsidiary and transferred our rights and obligations under this lease to Gtelcomm Ltd. Our Engineering Services Agreement with Gtelcomm Ltd., grants our remaining Korean employees the right to use certain space in the facility for a transitional period. We anticipate the need to identify new commercial office space in Korea for our employees. However, we do not have unique requirements and do not anticipate any difficulty in identifying suitable space.

Our facilities are covered by insurance and we believe them to be suitable for their respective uses and adequate for our present needs. We believe that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is quoted on Over the Counter Bulletin Board under the symbol “AXST”. Previously, from 2004 to July 29, 2009, our stock was listed on the NYSE Amex exchange under the symbol “AFT.” The following table sets forth the high and low sales prices as reported by the NYSE Amex for the periods in which our stock was listed, and the range of high and low bid information for our stock for the periods in which our stock traded on the OTC Bulletin Board.

	High	Low
2008
First Quarter	$0.49	$0.20
Second Quarter	0.97	0.32
Third Quarter	1.05	0.61
Fourth Quarter	0.71	0.26
2009
First Quarter	$0.45	$0.19
Second Quarter	0.44	0.19
Third Quarter	0.32	0.07
Fourth Quarter	0.17	0.10

Quotations for the OTC Bulletin Board are market quotations, based on calendar quarters, that reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders.

As of March 15, 2010, the stockholders’ list for our common stock showed 1,476 registered stockholders and 23,456,232 shares of common stock issued and outstanding.

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

Sales of Unregistered Securities.

We did not sell any unregistered shares of our common stock during the year ended December 31, 2009.

Repurchases of Equity Securities.

We did not repurchase any shares of our common stock during the year ended December 31, 2009.

Equity Compensation Plans Information.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2010 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2009, and is incorporated in this report by reference.

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

Year Ended December 31, (in thousands, except earnings (loss) per share)	2009	2008	2007	2006	2005
STATEMENT OF OPERATIONS DATA:
Revenues	$50,819	$109,592	$82,435	$95,520	$94,666
Gross margin	$8,285	$26,271	$17,586	$15,274	$10,251
Total operating expenses	$17,092	$23,065	$26,327	$22,176	$17,928
Operating income (loss)	$(8,808)	$3,206	$(8,740)	$(6,902)	$(7,676)
Net income (loss)	$(10,131)	$1,419	$(9,024)	$(6,636)	$(10,201)

PER SHARE DATA:
Basic earnings (loss) per share	$(0.43)	$0.06	$(0.39)	$(0.29)	$(0.51)
Diluted earnings (loss) per share	$(0.43)	$0.06	$(0.39)	$(0.29)	$(0.51)
Shares used in basic per share calculation	23,352	23,229	22,932	22,721	20,183
Shares used in diluted per share calculation	23,352	23,555	22,932	22,721	20,183

BALANCE SHEET DATA:
Cash and cash equivalents	$602	$1,662	$555	$3,709	$9,162
Working capital	$(7,602)	$241	$(2,899)	$6,234	$9,331
Total assets	$16,189	$34,931	$29,363	$52,721	$36,551
Long-term liabilities	$—	$—	$—	$3,069	$2,500
Total stockholders’ equity	$(6,622)	$2,784	$1,276	$9,498	$15,461

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

Overview

We are a provider of fixed wireless voice and broadband access solutions for the worldwide telecommunications market. Our product portfolio includes fixed wireless phones, voice/data terminals, broadband modems, 3G and VoIP gateway devices, and M2M security devices for access to voice calling and high-speed data services.

Our products have similar functionality to phones and modems that use a traditional landline telecommunications networks; however, our products are wireless and can be substituted for wired phones and modems. Most of our products sold to date have been based on 2G and 3G CDMA (Code Division Multiple Access) technology developed by Qualcomm Incorporated. We are increasing our focus on new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies to enhance our product offerings and expand our markets. In addition to the introduction of GSM and GPRS based products, we have increased our focus on the development of data products, including broadband modems, 3G and VoIP gateway devices and M2M devices, which now represent the majority of our overall revenues.

Historically, we have sold our products to telecommunications operators in developing countries where large segments of the population do not have telephone or internet service. To date our largest markets have been in Asia; Europe, Middle East and Africa (EMEA); and Latin America, and currently our largest customers are located in Poland, Venezuela, and Puerto Rico. Recently, we began selling our products in North America (the United States and Canada) and expect to grow this market in the next few quarters.

History

We were founded in July 2000. In late 2002, we began performing contract based research and development work for third party telecommunications companies. In late 2003 and early 2004, we believed that changing market factors would result in increasing demand for fixed wireless phones. In response, we refocused our business to concentrate exclusively on developing, manufacturing and selling our own branded and co-branded fixed wireless products. In 2004, we commenced large scale product manufacturing with a third party contract manufacturer which manufactures products to our design specifications.

In 2005, 2006 and 2007 we established relationships with network operators and sold our products to developing countries around the world. Revenues for each of 2005, 2006 and 2007 were $94.7 million, $95.5 million and $82.4 million, respectively. Initially our sales consisted principally of phone products which carried relatively low gross margins. During this period, we transitioned our product mix to include a higher percentage of data products—modems and gateways—that were sold at higher gross margins. We generated net losses in each of 2005, 2006 and 2007 in the amount of $10.2 million, $6.6 million and $9.0 million, respectively.

The year ended December 31, 2008 was our best year of operations. We generated revenues of $109.6 million and net income of $1.4 million for the year. It was our first year of profitable operations. That success was the result of focus on certain core operating goals:

•	stabilize revenues through customer and product diversity;

•	increase sales through localized sales teams;

•	expand offerings of higher margin data products; and

•	manage costs to achieve profitability.

Recent Developments

Our operating results for 2009 were significantly impacted by the global economic recession, which has caused telecommunications operators to delay the rollout of new network infrastructure and consumers to slow their spending on network and telephone equipment. We recorded revenues of $50.8 million for 2009, compared to $109.6 million for 2008. We recorded a net loss of $10.1 million in 2009, compared to net income of $1.4 million in 2008.

The decline in revenues has been principally the result of substantial decline in demand for our products from Latin America. Revenues from Latin America for 2009 were $15.5 million compared to $64.9 million for 2008. The table below shows revenues by geographic region based on customer location for the years ended December 31, 2007, 2008 and 2009.

	2009	2008	2007
Revenues
Asia	$226,080	$5,243,104	$18,670,977
EMEA	32,079,047	38,026,941	15,849,424
Latin America	15,520,989	64,873,051	47,882,684
United States and Canada	2,992,777	1,449,270	32,300

Total revenues	$50,818,893	$109,592,366	$82,435,385

We are attempting to address the shortfall in revenues through aggressive entry into new markets and by launching a re-engineered line of our core products into our existing markets. We took steps during 2008 and 2009 to introduce our broadband modems and fixed wireless phones and terminals into Tier 1, 2 and 3 carriers in the North American market. We believe the government’s Broadband Initiative, that was part of the U.S. economic stimulus package adopted at the beginning of 2009, will result in the Tier 2 and Tier 3 operators making network investments. As these improvements roll out, we expect to have greater opportunities to sell our devices to those operators.

US revenue doubled in 2009 compared to 2008, and we expect continued growth in 2010. We secured certification under Verizon’s Open Development Initiative for our MV440 Wi-Fi Gateway which is now commercially available to run on Verizon’s nationwide 3G wireless network, and are preparing to introduce a second product under Verizon’s Open Development Initiative. We are working with two additional Tier 1 carriers on products to support their fixed line replacement strategy. We have secured our first purchase order for our wireline replacement terminal, a product that we believe has significant market potential, from a Tier 2 carrier in the U.S.

In the international markets, we are launching eight re-engineered phone products and five re-engineered data products, that we have produced with our new research and development partners in China. These products contain the same Axesstel design, interface and functionality, but are manufactured at substantial discounts to our previous pricing. We are using the strength of our customer relationships and our dedicated sales personnel to sell these products competitively in our core markets.

Gross margin was 16% in 2009 compared to 24% for 2008. Margins were impacted by increased competition in our markets, the sale of some aged inventory at low margins, and the write-off of excess and obsolete inventory of $1.6 million. The slower economic climate is also putting pressure on selling prices, as some competitors are discounting prices in an effort to retain or win market share. We are seeing aggressive price cutting on certain products and markets. We are working on options to reduce our costs of goods sold to retain our competitive position. However, continued decline in average selling prices could impact our future sales and gross margins.

Operating expenses were $17.1 million for 2009 compared to $23.1 million for 2008. Much of this reduced expense was attributable to reduced selling expenses from decreased revenue during the comparable periods. However, throughout 2009, we continued a number of initiatives to reduce operating costs in other areas. These reductions were incurred principally through reductions in headcount in each of our operating functions.

In the second half of 2009, we transitioned our product development processes to focus on collaborative product development with third party engineering and manufacturing suppliers, particularly in China. We have identified a number of contact manufacturers that are increasing vertical integration in the areas of research and development, product design, and logistics. Our design team has begun working with these manufacturers to develop and customize products to incorporate our design and functional requirements on their baseline designs. This approach provides the opportunity to reduce research and development expenses, shorten time to market for new products, and leverage supply chains and economies of scale to reduce product costs. During the fourth quarter of 2009, we sold our Korean research and development subsidiary to Gtelcomm, a Korean based developer of wireless telecommunications products. We have entered into an Engineering Services Agreement with our former subsidiary, pursuant to which they will continue to provide product maintenance and product development support for our existing product lines and certain products currently under development.

The combined annual operating expense savings achieved in 2009 through reductions of headcount and the sale of our research and development subsidiary is expected to result in operating expense savings of over $4.0 million annually, beginning in the first quarter of 2010.

The global recession has also impacted the financial position of some of our customers, which has caused them to delay or default in payment obligations to us. Our net loss for the year includes a $1.6 million charge related to bad debt expense for products that were sold on open account terms.

Continuing losses from operations have significantly impacted our financial condition. At December 31, 2009 we had cash and cash equivalents of $602,000 and negative working capital of $7.6 million. We do not currently have cash reserves or credit facilities that would enable us to sustain continued losses. If we continue to incur operating losses, we may not generate sufficient capital to fund our operations. In addition, we rely on a combination of open credit terms from our manufacturers and the ability to finance our accounts receivable to minimize our working capital requirements. At December 31, 2009 we owed our primary contract manufacturer $10.1 million on our account, of which $6.5 million was past due under the terms of our credit arrangement. We have experienced temporary shipment delays and manufacturing delays from our principal contract manufacturer in the past when our account has been significantly past due. If our contract manufacturers restrict our credit terms or we are unable to secure financing for our accounts receivables, it would have a significant impact on our ability to fund our operations.

Outlook

The impact of the global recession and the rapidly changing revenue environment prompted us to discontinue specific annual guidance in 2009. We do not anticipate issuing guidance for 2010. However, we are committed to taking steps necessary to persevere in the difficult economy.

While 2009 was a disappointing year, we have restructured every aspect of the Company’s cost structure. We are decreasing our costs of goods sold and research and development expenses through more extensive use of outsourcing to lower cost manufacturers. We have reduced our fixed expenses to target profitability at approximately $60 million of annual revenue, assuming gross margins in the low-twenties and no extraordinary expenses. On this basis, any economic rebound that drives growth in our overall revenues, would be expected to result in increased profitability.

However, weakening economic conditions, particularly in developing countries, may result in decreased demand for our products. In addition, we rely on credit from our contract manufacturers to produce goods for sale, and the ability of our customers or distributors to provide suitable credit or credit enhancement to enable us to immediately finance the account receivable from the customer. We then use the proceeds from financing accounts receivable to pay our contract manufacturers. Any change in our credit terms, or any decline in the credit worthiness of our customers could impact our working capital and our ability to produce goods to meet customer orders. See “Liquidity and Capital Resources” below.

Revenues

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

We generally receive forecasts from our customers, and in turn, place orders with contract manufacturers for near-term production. Based upon our purchase orders and forecasts, our contract manufacturers procure components in amounts intended to meet the near-term demand. Following receipt of our orders, our contract manufacturers generally manufacture our products and deliver the finished goods to the customer’s freight forwarder, transferring title at that point. We generally recognize revenue upon the transfer of title to the customer’s freight forwarder.

Cost of Goods Sold

Cost of goods sold consists of direct materials, manufacturing expense, freight expense, warranty expense, and royalty fees. Pricing for fixed wireless products has declined since we entered into this business. We believe our ability to increase sales of our products and achieve profitability will depend in part on our ability to reduce cost of goods sold. We continue our cost reduction efforts through the following initiatives: outsourcing manufacturing to larger contract manufacturers who can achieve economies of scale; increasing our purchasing power through increased volume; using standardized parts across our product lines; contracting with manufacturing partners in low cost regions; engineering our products with new technologies and expertise to decrease the number of components; and increasing reliance on software based applications rather than hardware.

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

Recently, we have undertaken more outsourcing of our product development efforts. These third party development agreements generally provide for one of two types of payments. In some agreements we pay a non-recurring engineering fee for the development services against performance of specified milestones. Under these agreements we expense the non-recurring engineering fee to research and development expense as it is incurred. In some contractual arrangements we pay a royalty to the third party developer. This may be in addition to, or in lieu of, any non-recurring engineering fee. In these cases, the royalty payments are charged to cost of goods sold in the period in which the revenue from the sale of the product is recognized.

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

Critical Accounting Policies and Estimates

Management believes that the most critical accounting policies important to understanding our financial statements and financial condition are our policies concerning Revenue Recognition, Accounts Receivable, Inventories, and Warranty Costs.

Revenue Recognition

Our Revenue Recognition policy calls for us to recognize revenue on sales when ownership and title pass to the customer. Because our sales are characterized by large orders from time to time, the timing of when the revenue is recognized may have a significant impact on results of operations for any quarter or annual period.

Accounts Receivable—Allowance for Doubtful

Under our Accounts Receivable policy, our management exercises its judgment in establishing allowances for doubtful accounts based on information collected from individual customers. Several factors make these allowances significant to our financial position. We have traditionally experienced high customer concentration, resulting in large accounts receivable from individual customers. The determination of the credit worthiness of these customers and whether or not an allowance is appropriate could have a significant impact on our results of operations for any quarter. Increases or decreases in allowances for doubtful accounts may have significant impact on profitability.

Inventories—Provision for Excess and Obsolete

Inventories are stated at the lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value or losses on inventory purchase commitments depend on various items, including factors related to customer demand, economic and competitive conditions, and technological advances or new product introductions by us or our customers that vary from our current expectations. The determination of provisions for excess and obsolete inventories requires significant management judgement and can have a significant impact on our results of operations.

Warranty Costs

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

Accounting Policies and Estimates

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

	Year Ended December 31,
($ in thousands)	2009		2008		2007
Revenues	$50,819	100.0%	$109,592	100.0%	$82,435	100.0%
Cost of goods sold	42,534	83.7	83,321	76.0	64,849	78.7

Gross margin	8,285	16.3	26,271	24.0	17,586	21.3

Operating expenses
Research and development	3,825	7.5	4,798	4.4	7,090	8.6
Selling, general and administrative	13,267	26.1	18,267	16.7	18,850	22.9
Impairment of assets	—	—	—	—	386	0.4

Total operating expenses	17,092	33.6	23,065	21.1	26,326	31.9

Operating income (loss)	(8,807)	(17.3)	3,206	2.9	(8,740)	(10.6)
Other income (expense), net	(1,324)	(2.6)	(1,651)	(1.5)	(284)	(0.3)

Income (loss) before income taxes	(10,131)	(19.9)	1,555	1.4	(9,024)	(10.9)
Income tax provision	—	—	136	0.1	—	—

Net income (loss)	$(10,131)	(19.9)%	$1,419	1.3%	$(9,024)	(10.9)%

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

General

We recorded revenues of $50.8 million in the year ended December 31, 2009 and recorded a net loss of $10.1 million, compared to revenues of $109.6 million and net income of $1.4 million for year ended December 31, 2008. We experienced poor 2009 results as the global economic climate and declines in consumer spending reduced demand in 2009 in general, particularly in Latin America. We are aggressively pursuing new customers and new markets in an effort to increase revenues. We believe our full line of voice and data products will enable us to further penetrate emerging markets globally and rural markets in developed countries. However, we are not immune to the uncertainties and risks associated with the global economic slowdown; therefore, if our customers are unable to meet their projected sales we would also experience a decline in revenue and profitability.

Revenues

For the year ended December 31, 2009, revenues were $50.8 million compared to $109.6 million for the year ended December 31, 2008, representing a 54% decrease. The decrease in revenues is attributable to a decrease in sales in the Asia, EMEA and Latin America regions, which went from $5.2 million, $38.0 million and $64.9 million, respectively in 2008 to $226,000, $32.1 million and $15.5 million, respectively in 2009. We believe that the slow down in sales in Asia, EMEA and Latin America was attributable to general economic conditions and increased competition, especially within our Venezuela market, which had a revenue decline from $44.4 million in 2008 to $9.3 million in 2009, representing a $35.1 million year over year reduction.

In 2009, our revenues were derived principally from three customers, which together represented 58% of revenues, and individually represented 30%, 18% and 10% of revenues, respectively. In 2008, our revenues were derived principally from two customers, which together represented 48% of revenues, and individually represented 31% and 17% of revenues, respectively. Our revenues for the year ended December 31, 2009 consisted of 29% for voice products and 71% for data products. For the year ended December 31, 2008, our revenues consisted of 43% for voice products and 57% for data products.

Our objective is to expand our product portfolio for fixed wireless phone and broadband access products in the future, as well as to expand our customer base to reach new customers and new regions. As we grow, we expect to become less dependent on a limited concentration of customers.

Cost of Goods Sold

For the year ended December 31, 2009, cost of goods sold was $42.5 million compared to $83.3 million for the year ended December 31, 2008, a decrease of 49%. This decrease in cost of goods sold was attributable to reduced revenues from the comparative periods, partially offset by decreased margins.

Overall, our cost of materials declined on a per unit basis in 2009 for both our voice and data product lines because we were able to re-engineer our products to take advantage of cost efficient alternate parts and reduced prices with our suppliers. In 2008 and 2009, most of our products were manufactured by one manufacturer. We continue to work toward reduced manufacturing costs on a per unit basis. We anticipate that our principal contract manufacturer will be able to further decrease its costs as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin

For the year ended December 31, 2009, gross margin as a percentage of revenues was 16% compared to 24% for the year ended December 31, 2008. The gross margin percentage decreases were attributable to increased competition in our markets, the sale of some aged inventory at reduced pricing to eliminate the risk of inventory obsolescence, and the write off of excess and obsolete inventory of $1.6 million.

We expect margins to return to the low twenties for the full year 2010. However, margins may fluctuate on an individual quarterly basis due to competition, customer and product mix, as well as other factors.

Research and Development

For the year ended December 31, 2009, research and development expenses were $3.8 million compared to $4.8 million for the year ended December 31, 2008, a decrease of 20%. This decrease was mainly attributable to decreases in the internal development of our phone products and decreased expense in outside certification test fees and outside development of prototype products in 2009. As a percentage of revenues, research and development expenses for the year ended December 31, 2009 were 8% compared to 4% for the year ended December 31, 2008.

We are presently spending much of our research and development funds on the development of our data products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. As we continue the development focus for our data products, we will continue to lower the cost in the development of our phone products.

In the fourth quarter of 2009, we sold our Axesstel Korea subsidiary to Gtelcomm, a Korean corporation, to lower our investment in research and development for our internally developed products. Axesstel Korea was mainly responsible for the development of our phone based product line, which we are transitioning to Chinese based engineering partners. We believe this transition will lower our required investment in research and development and increase our access to lower cost competitive products. In connection with the sale, Gtelcomm agreed to assume our lease obligations for the real estate in Korea and the employment obligations for 37 of our former employees, including severance obligations under Korean law. We entered into an Engineering Services Agreement with Gtelcomm under which Gtelcomm provides engineering support for our existing product line. The Engineering Services Agreement calls for us to make monthly payments to Gtelcomm of $135,000, which is substantially less than the cost of the rent and salaries for facilities and employees that we transferred. The initial term of the Engineering Services Agreement is nine months and expires on August 15, 2010.

Due to these cost reductions, we expect research and development expenses for 2010 to be below the 2009 levels.

Selling, General and Administrative

For the year ended December 31, 2009, selling, general and administrative expenses were $13.3 million compared to $18.3 million for the year ended December 31, 2008, a decrease of 27%. This decrease was mainly attributable to decreased sales commissions, and reduced wage and bonus costs. These decreases were partially offset by an increase of bad debt expense, which increased from $805,000 in 2008 to $1.6 million in 2009. As a percentage of revenue, selling, general and administration expenses increased to 26% in 2009 from 17% in 2008.

Excluding the impact of the bad debt expense for 2009, we expect our selling, general and administrative expenses to remain stable for 2010, with the exception of fluctuating selling costs based on the revenue levels that we experience in 2010.

Other Income (Expense), net

For the year ended December 31, 2009, other income (expense) was a net expense of $1.3 million. This amount included interest expense of $1.1 million associated from debt and financing activities, and other expenses of $244,000, mainly associated with the sale of Axesstel Korea.

For the year ended December 31, 2008, other income (expense) was a net expense of $1.7 million. This amount included interest expense of $1.3 million associated from debt and financing activities, and other expenses of $336,000, mainly associated with foreign transaction losses.

Provision for Income Taxes

For the year ended December 31, 2009, no income tax provisions were recorded. For the year ended December 31, 2008, we recorded an income tax provision of $136,000 for federal alternative minimum tax and state tax for California. Currently, we have established a full reserve against all deferred tax assets.

Net Income

For the year ended December 31, 2009, net loss was $10.1 million compared to net income of $1.4 million for the year ended December 31, 2008.

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

Selling, General and Administrative

For the year ended December 31, 2008, selling, general and administrative expenses were $18.3 million compared to $18.9 million for the year ended December 31, 2007, a decrease of 3%. This decrease was mainly associated with the reduction of salary and facility expenses of $2.2 million attributable to the reduction in force experienced in late 2007, reduced legal and bank fees of $1.5 million associated with financing activities and a failed acquisition attempt in 2007, and reduced depreciation and amortization expense of $662,000. These decreases were partially offset by increased selling and marketing expense of $1.9 million for sales commissions, consulting fees, and marketing expense associated with the increased revenues in the comparable periods, increased employee bonuses of $895,000 and increased bad debt reserves of $775,000. As a percentage of revenue, selling, general and administration expenses decreased to 17% in 2008 from 23% in 2007.

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

Liquidity and Capital Resources

Liquidity

At December 31, 2009, cash and cash equivalents was $602,000 compared to $1.7 million at December 31, 2008. In addition, at December 31, 2009, accounts receivable were $10.9 million, compared to $27.2 million at December 31, 2008. At December 31, 2009, we had negative working capital of $7.6 million compared to working capital of $241,000 at December 31, 2008.

For the year ended December 31, 2009, we used $475,000 of cash in operations which was derived from the cash net loss of $5.0 million (net income plus non-cash adjustments for the write-off of stock-based compensation, receivable and inventory provisions, loss on sale of assets, and depreciation and amortization) offset by changes in operating assets and liabilities of $4.5 million. Our principal source of cash in 2009 was the collection of accounts receivable which provided $14.7 million of cash during the year.

Investment activities provided $257,000 of cash during the year ended December 31, 2009, primarily as a result of payments received from a note receivable and $250,000 of cash proceeds from the sale of Axesstel Korea, partially offset by expenditures for software and equipment. As of December 31, 2009, we did not have any significant commitments for capital expenditures.

Financing activities consumed $906,000 of cash during the year ended December 31, 2009, as cash received from the collections of accounts receivable was used to pay down bank financing.

Capital Resources

Other than cash provided by operations, our primary source of working capital is borrowings which are secured by our accounts receivable. We rely on a combination of financing our accounts receivable and open credit terms from our manufacturing partners to facilitate our working capital requirements. Generally, we only acquire and build inventory against a purchase order, and under our current arrangements, we can use the proceeds from financing the accounts receivable to pay our manufacturers for the costs of good sold within the period of their open credit terms.

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

The tightening of global credit markets has caused some major lenders to withdraw or reduce their programs for financing non U.S. accounts receivable. During the third quarter of 2009, we increased our accounts receivable credit facility from $4.0 million to $11.0 million. At December 31, 2009, we had borrowings of $4.5 million under the facility. Advances under the facility are subject to lender approval of the underlying account receivable. This arrangement has a term that ends on June 30, 2010 and borrowings under this arrangement bear interest at a rate of 16%. The agreement provides financing for certain credit insured foreign receivables and is collateralized by all of our foreign receivables. We are working with a number of lenders and anticipate that we will be able to continue to secure financing in the upcoming quarters. If, however, our customers cannot secure their payment obligations to us through letters of credit, credit insurance or other collateral, we may not be able to accept orders. Similarly, any restrictive change in open credit terms from our contract manufacturers, as a result of credit restrictions imposed by their lenders or otherwise, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

During 2008, we were able to generate net income and a substantial improvement in our working capital position. However, poor operating results in 2009 have substantially reduced our working capital position from $241,000 at December 31, 2008 to a deficit of $7.6 million at December 31, 2009. While we have diversified our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

We are evaluating additional manufacturing and financing arrangements to improve our working capital position. We are currently past due in payments to our principal contract manufacturer. In the past, our contract manufacturer has temporarily suspended production when we have not made timely payments. In the short term, we intend to secure additional working capital through additional debt financing. No firm arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. If our contract manufacturers refuse to extend us necessary credit, or if we continue to incur significant operating losses, then we will need to raise additional capital through the sale of debt or equity securities to support our operating activities. We don’t have any arrangement for any such financing in place at this time, and cannot provide any assurance that financing will be available to us when needed, or the terms upon which it may be made available. The recent worldwide financial crisis has decreased the number of commercial banking institutions that are willing to extend credit on foreign based receivables. In addition, the number of investment funds committing capital to microcap issuers has decreased, and pricing for financings of both debt and equity have increased.

Because of our historic net losses, our negative working capital position and the uncertainties related to the worldwide economic downturn, our independent auditors, in their report on our financial statements for the year ended December 31, 2009 expressed substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commitments

The following summarizes our contractual obligations at December 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	More than 4 years
Short-term bank financing	$4,485	$4,485	$—	$—
Employment contract	350	350	—	—
Gtelcomm contract	945	945	—	—
Operating leases (facilities)	460	391	69	—

Total	$6,240	$6,171	$69	$—

We have entered into an employment agreement with H. Clark Hickock that provides for severance payments if he is terminated without cause. Consequently, if we had released Mr. Hickock without cause as of December 31, 2009, the severance expense due would be valued at $350,000. In February 2010, we entered into two additional employment agreements with executive management that provide for severance payments in total of $452,000 if they are terminated without cause (See Financial Statement Footnote #17).

We entered into an Engineering Services Agreement with Gtelcomm under which Gtelcomm provides engineering support for our existing product line. The Engineering Services Agreement calls for us to make monthly payments to Gtelcomm of $135,000. The agreement expires on August 15, 2010, and has seven remaining payments valued at $945,000, as of December 31, 2009.

In 2005 and 2006, we entered into non-cancelable operating leases for approximately 17,000 square feet of office space for our corporate headquarters and United States operations. The lease term is 67 months that expires in February 2011 with a 5-year option to renew. The basic monthly rent is approximately $33,000 during the remainder of the 67-month period.

Recent Accounting Pronouncements

Please see the sections entitled “Adoption of New Accounting Pronouncements” and “Recent Accounting Pronouncements” contained in “Note 1—The Company and its Significant Accounting Policies” to our financial statements included on page F-13.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At December 31, 2009, we had $602,000 in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at December 31, 2009, as these consisted of securities with maturities of less than three months.

Interest rates for our current bank debt outstanding are based at a rate of 16% per annum.

Foreign Currency Exchange Rate Risk

During the year ended December 31, 2009, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from our principal manufacturer in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from our contract manufacturer were denominated in United States dollars.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2009, our disclosure controls were effective at that “reasonable assurance” level.

Management’s Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes In Internal Controls over Financial Reporting.

In the fourth quarter of fiscal 2009 we sold our Korean subsidiary. We retained approximately seven employees in Korea, who are now employed directly by Axesstel, Inc. In connection with the sale of the Korean subsidiary, we eliminated all accounting functions in Korea. All accounting functions have been consolidated into our United States headquarters. Except as set forth above, no changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal year that have materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Identification of Executive Officers.

The information under the caption “Certain Information with Respect to Executive Officers,” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Compliance with Section 16(a) of the Exchange Act,” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Code of Ethics.

The information under the caption “Code of Ethics” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Audit Committee.

The information under the caption “Information Regarding the Board and its Standing Committees,” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Relationships and Related Transactions and Director Independence,” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Principal Accountant Fees and Services,” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedules immediately following the signature page to this report on Form 10-K.

2. Index to Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2009, 2008 and 2007 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

SCHEDULE II

AXESSTEL, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2009	$900	$1,595	$1,295	$1,200
December 31, 2008	125	775	—	900
December 31, 2007	997	125	997	125
Reserve for Excess and Obsolete Inventories:
December 31, 2009	550	1,550	350	1,750
December 31, 2008	275	534	259	550
December 31, 2007	195	80	—	275
Warranty Reserve:
December 31, 2009	460	223	308	375
December 31, 2008	460	408	408	460
December 31, 2007	463	521	524	460

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

Date: March 25, 2010

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

Signature	Title	Date

/s/ H. CLARK HICKOCK H. Clark Hickock	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2010

/S/ PATRICK GRAY Patrick Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2010

/s/ OSMO A. HAUTANEN Osmo A. Hautanen	Chairman	March 25, 2010

/S/ JAI BHAGAT Jai Bhagat	Director	March 25, 2010

/S/ RICHARD M. GOZIA Richard M. Gozia	Director	March 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Axesstel, Inc.

We have audited the consolidated balance sheets of Axesstel, Inc. (a Nevada corporation) and its wholly owned subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axesstel, Inc. and its wholly owned subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years ended December 31, 2009, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has historically incurred substantial losses from operations, and the Company may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months. Additionally, there is uncertainty as to the impact that the worldwide economic downturn may have on the Company’s operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.

March 25, 2010

Santa Monica, California

AXESSTEL, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$602,106	$1,662,311
Accounts receivable, less allowance for doubtful accounts of $1,200,000 and $900,000 at December 31, 2009 and 2008, respectively	10,908,292	27,196,264
Inventories, net	2,925,388	1,317,576
Prepayments and other current assets	773,036	2,211,488

Total current assets	15,208,822	32,387,639

Property and equipment, net	333,521	1,000,666

Other assets:
Licenses, net	555,139	1,164,859
Other, net	91,857	378,321

Total other assets	646,996	1,543,180

Total assets	$16,189,339	$34,931,485

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,629,113	$19,323,734
Bank financing	4,485,318	5,391,342
Accrued commissions	1,911,000	3,302,846
Accrued royalties	1,430,000	1,338,000
Accrued warranties	375,000	460,000
Accrued expenses and other current liabilities	1,980,795	2,331,177

Total current liabilities	22,811,226	32,147,099

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $0.0001; Authorized 250,000,000 shares; 23,456,232 and 23,228,982 shares issued and outstanding at December 31, 2009 and 2008	2,346	2,323
Additional paid-in capital	39,760,026	39,344,303
Accumulated other comprehensive loss	—	(309,445)
Accumulated deficit	(46,384,259)	(36,252,795)

Total stockholders’ equity (deficit)	(6,621,887)	2,784,386

Total liabilities and stockholders’ equity (deficit)	$16,189,339	$34,931,485

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008	2007
Revenues	$50,818,893	$109,592,366	$82,435,385
Cost of goods sold	42,534,373	83,321,217	64,849,155

Gross margin	8,284,520	26,271,149	17,586,230

Operating expenses
Research and development	3,824,884	4,797,865	7,089,665
Selling, general and administrative	13,267,317	18,267,145	18,851,408
Impairment of assets	—	—	385,564

Total operating expenses	17,092,201	23,065,010	26,326,637

Operating income (loss)	(8,807,681)	3,206,139	(8,740,407)

Other income (expense)
Interest expense, net	(1,079,822)	(1,314,929)	(1,591,419)
Other, net	(243,961)	(336,234)	1,307,691

Total other income (expense)	(1,323,783)	(1,651,163)	(283,728)

Income (loss) before income tax provision	(10,131,464)	1,554,976	(9,024,135)
Income tax provision	—	136,210	—

Net income (loss)	$(10,131,464)	$1,418,766	$(9,024,135)

Earnings (loss) per share
Basic	$(0.43)	$0.06	$(0.39)

Diluted	$(0.43)	$0.06	$(0.39)

Weighted average shares outstanding
Basic	23,352,076	23,228,982	22,931,750
Diluted	23,352,076	23,554,835	22,931,750

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2006	22,866,266	$2,287	$38,014,050	$129,443	$(28,647,426)	$9,498,354
Stock issued for exercise of options	7,716	—	2,006	—	—	2,006
Stock issued for employee compensation	10,000	1	15,499	—	—	15,500
Stock issued to Board of Directors	20,000	2	30,998	—	—	31,000
Stock issued for cash	325,000	33	308,717	—	—	308,750
Stock-based compensation	—	—	430,809	—	—	430,809
Unearned compensation	—	—	137,524	—	—	137,524
Cumulative translation adjustment	—	—	—	(123,971)	—	(123,971)
Net loss	—	—	—	—	(9,024,135)	(9,024,135)

Balances at December 31, 2007	23,228,982	2,323	38,939,603	5,472	(37,671,561)	1,275,837

Stock-based compensation	—	—	311,000	—	—	311,000
Unearned compensation	—	—	93,700	—	—	93,700
Cumulative translation adjustment	—	—	—	(314,917)	—	(314,917)
Net income	—	—	—	—	1,418,766	1,418,766

Balances at December 31, 2008	23,228,982	2,323	39,344,303	(309,445)	(36,252,795)	2,784,386

Stock issued to Board of Directors	227,250	23	43,723	—	—	43,746
Stock-based compensation	—	—	372,000	—	—	372,000
Cumulative translation adjustment	—	—	—	309,445	—	309,445
Net loss	—	—	—	—	(10,131,464)	(10,131,464)

Balances at December 31, 2009	23,456,232	$2,346	$39,760,026	$—	$(46,384,259)	$(6,621,887)

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(10,131,464)	$1,418,766	$(9,024,135)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,276,641	1,698,661	1,907,008
License fee amortization reversal	—	—	(1,333,333)
Asset impairment	—	—	385,564
Loss on sale of assets	276,879
Stock-based compensation	415,746	404,700	614,833
Discount on note	—	—	391,235
Provision for losses on accounts receivable	1,595,058	805,000	(871,715)
Provision for inventory obsolescence	1,550,000	275,000	80,490
(Increase) decrease in:
Accounts receivable	14,692,914	(7,199,554)	19,078,794
Inventories	(3,157,812)	942,857	(90,038)
Prepayments and other current assets	1,429,119	(983,112)	1,331,198
Other assets	7,723	(38,149)	(852,685)
Increase (decrease) in:
Accounts payable	(6,694,621)	(3,026,242)	1,370,008
Accrued expenses and other liabilities	(1,735,228)	2,184,839	(2,836,618)

Total adjustments	9,656,419	(4,936,000)	19,174,741

Net cash provided by (used in) operating activities	(475,045)	(3,517,234)	10,150,606

Cash flows from investing activities:
Proceeds from sale of Axesstel Korea	250,000	—	—
Proceeds from note receivable	241,976	309,297	294,741
Acquisition of property and equipment	(235,459)	(271,478)	(757,055)

Net cash provided by (used in) investing activities	256,517	37,819	(462,314)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	—	310,756
Proceeds from bank financing	4,485,318	5,391,342	490,000
Repayment of bank financing	(5,391,342)	(490,000)	(13,127,450)
Proceeds from borrowings from unrelated party	—	8,000,000	5,190,250
Repayment of borrowings from unrelated party	—	(8,000,000)	(5,581,485)

Net cash provided by (used in) financing activities	(906,024)	4,901,342	(12,717,929)

Cumulative translation adjustment	64,347	(314,917)	(123,971)

Net increase (decrease) in cash and cash equivalents	(1,060,205)	1,107,010	(3,153,608)

Cash and cash equivalents at beginning of year	1,662,311	555,301	3,708,909

Cash and cash equivalents at end of year	$602,106	$1,662,311	$555,301

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$989,258	$1,347,525	$1,654,681
Income tax	$—	$81,600	$—

Supplemental disclosures of non-cash investing and financing activities:

During 2007, we entered into the following transaction:

•

We reversed capitalized license costs and a long-term contingent liability associated with the 2005 expanded CDMA license of $2,500,000. The license and related fee was amended in 2007 and there is no contingent liability based on certain milestones being achieved.

During 2009, we entered into the following transaction:

•	In connection with the sale of Axesstel Korea, we recorded a receivable in the amount of $250,000.

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

Notes to Consolidated Financial Statements

December 31, 2009

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Axesstel, Inc. (“we”, “Axesstel” or the “Company”) provides fixed wireless voice and broadband data access products for worldwide telecommunications. We sell our products to telecommunications service providers in developing countries. The product portfolio includes fixed wireless phones, voice/data terminals, broadband modems, 3G gateway devices, and M2M security devices for access to voice calling and high-speed data services.

Axesstel was originally formed in July 2000 as a California corporation (“Axesstel California”) and through a reverse merger in August 2002 became Axesstel, Inc., a Nevada corporation.

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and operating results of Axesstel and its wholly-owned subsidiary through the date of sale (See Note #16). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At December 31, 2009 and 2008, the allowance for doubtful accounts was $1,200,000 and $900,000, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out method), based on actual cost charged by the supplier, or market. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. At December 31, 2009 and 2008, the reserve for excess and obsolete inventory was $1,750,000 and $550,000, respectively.

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

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets, such as fixed assets, licenses, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification, (“FASB ASC”) 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. During the years ended December 31, 2009 and 2008, we determined that there was no impairment of long-lived assets.

FASB ASC 350-30, “General Intangibles Other Than Goodwill”, (“FASB ASC 350-30”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. FASB ASC 350-30 requires other indefinite-lived assets to be tested for impairment at least on an annual basis and more often under certain circumstances, and written down by a charge to operations when impaired. An interim impairment test is required if an event occurs or conditions change that would indicate that the carrying value of the assets may not be recoverable.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At December 31, 2009 and December 31, 2008, there was no allowance for sales returns.

On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units is included in cost of goods sold and recorded when revenue is recognized. All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the year ended December 31, 2009, warranty costs amounted to $223,000 and at December 31, 2009, we have established a warranty reserve of $375,000 to cover additional service costs over the life of the warranties. During the year ended December 31, 2008, warranty costs amounted to $408,000 and, as of December 31, 2008, we had established a warranty reserve of $460,000 to cover additional service costs over the life of the warranties. During the year ended December 31, 2007, warranty costs amounted to $524,000 and, as of December 31, 2007, we had established a warranty reserve of $460,000 to cover additional service costs over the life of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the years ended December 31, 2009, 2008 and 2007 include stock-based compensation costs of $416,000, $405,000, and $615,000, respectively. Following is a summary of stock-based compensation costs, by income statement classification:

	Years ended December 31,
	2009	2008	2007
Research and development	$96,000	$93,000	$94,000
Selling, general and administrative	320,000	312,000	521,000

Total	416,000	405,000	615,000

Tax effect on share-based compensation	—	—	—

Net effect on net income (loss)	$416,000	$405,000	$615,000

Effect on earnings per share:
Basic	$0.02	$0.02	$0.03
Diluted	$0.02	$0.02	$0.03

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

The following weighted-average assumptions were utilized for the calculations during each period:

	Years ended December 31,
	2009	2008	2007
Expected life (in years)	6.00	6.00	6.00
Weighted average volatility	98%	88%	65%
Forfeiture rate	0%	0%	12%
Weighted average risk-free interest rate	1.89%	3.05%	4.76%
Expected dividend yield	—	—	—

Valuation of Stock Grants

The fair value of stock grants is based on the market price at the date the grants were issued. The expense related to the grants is recognized over the vesting period.

Income Taxes

We account for income taxes in accordance with FASB ASC 740 “ Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2009 and 2008 we have established a full reserve against all deferred tax assets.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the years ended December 31, 2009, 2008 and 2007, 3,776,945, 2,252,358 and 3,389,058 potentially dilutive shares, respectively, are excluded from the computation because they are anti-dilutive.

	Years Ended December 31,
	2009	2008	2007
Numerator:
Net income (loss) attributable to common stockholders	$(10,131,464)	$1,418,766	$(9,024,135)

Denominator:
Basic earnings per share—weighted average shares	23,352,076	23,228,982	22,931,750
Effect of dilutive securities:
Stock options and warrants	—	325,853	—

Diluted earnings per share—adjusted weighted average shares	23,352,076	23,554,835	22,931,750

Basic earnings (loss) per share	$(0.43)	$0.06	$(0.39)

Diluted earnings (loss) per share	$(0.43)	$0.06	$(0.39)

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

	Years Ended December 31,
	2009	2008	2007
Net income (loss)	$(10,131,464)	$1,418,766	$(9,024,135)
Other comprehensive income (loss):
Foreign currency translation adjustment	309,445	(314,917)	(123,971)

Comprehensive income (loss)	$(9,822,019)	$1,103,849	$(9,148,106)

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

During 2009, 58% of our revenues were from three customers, comprised of 30%, 18% and 10%. Those customers were located in Poland, Venezuela, and Puerto Rico, respectively. At December 31, 2009, the amounts due from such customers were $3.2 million, zero, and zero, respectively, which were included in accounts receivable. During 2009, we purchased the majority of our products from one manufacturer. At December 31, 2009, the amount due to this manufacturer was $10.1 million.

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

As of December 31, 2009, we maintained inventory of $325,000 in China and $1.2 million in Dubai. In addition, most of our $10.9 million of accounts receivable at December 31, 2009 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $1.3 million, $3.3 million, and $1.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Reclassifications

Certain reclassifications have been made to the 2008 and 2007 financial statements to conform to the 2009 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

2. LIQUIDITY AND GOING CONCERN

We have experienced significant net losses to date from operations. At December 31, 2009, we had cash and cash equivalents of $602,000, negative working capital of $7.6 million, and stockholders’ deficit of $6.6 million.

Other than cash provided by operations, our primary source of working capital is borrowings which are secured by our accounts receivable. We rely on a combination of financing our accounts receivable and open credit terms from our manufacturing partners to facilitate our working capital requirements.

Our accounts receivable financing arrangements have generally taken one of two forms. For customers that qualify for credit insurance, we can factor their accounts receivable to financial institutions. For other accounts, we often require the customer or distributor to provide a letter of credit to secure the payment obligation under the purchase order. In those instances, we can immediately discount and sell the letter of credit, generally back to the issuing bank.

The tightening of global credit markets has caused some major lenders to withdraw or reduce their programs for financing non U.S. accounts receivable. During the third quarter of 2009, we increased our accounts receivable credit facility from $4.0 million to $11.0 million. At December 31, 2009, we had borrowings of $4.5 million under the facility. Advances under the facility are subject to lender approval of the underlying account receivable. This arrangement has a term that ends on June 30, 2010 and borrowings under this arrangement bear interest at a rate of 16% per annum. The agreement provides financing for certain credit insured foreign receivables and is collateralized by all of our foreign receivables. We are working with a number of lenders and anticipate that we will be able to continue to secure financing in the upcoming quarters. If, however, our customers cannot secure their payment obligations to us through letters of credit, credit insurance or other collateral, we may not be able to accept orders. Similarly, any restrictive change in open credit terms from our contract manufacturers, as a result of credit restrictions imposed by their lenders or otherwise, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

At December 31, 2009, we owed our primary manufacturer $10.1 million, of which $6.5 million was past due under the terms of our credit arrangement. Although we expect to significantly reduce the past due amounts in 2010, our primary manufacturer has imposed shipment delays and manufacturing delays in the past when our account has been significantly past due. Any change in open credit terms from our contract manufacturers, as a result of credit restrictions imposed by their lenders or otherwise, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

During 2008, we were able to generate net income and substantially improve our working capital position. However, poor operating results in 2009 have reduced our working capital position from $241,000 at December 31, 2008 to a deficit of $7.6 million at December 31, 2009. While we have diversified our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results over the next fiscal year. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

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

Because of our historic net losses and negative working capital position, and the uncertainties related to weakening economic conditions, particularly in developing countries which may result in lower demand for our products, our independent auditors, in their report on our financial statements for the year ended December 31, 2009 expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

3. INVENTORIES

Inventories consisted of the following:

	December 31, 2009	December 31, 2008
Raw materials	$521,857	$562,576
Finished goods	4,153,531	1,305,000

	4,675,388	1,867,576
Less reserves for excess and obsolete inventories	(1,750,000)	(550,000)

	$2,925,388	$1,317,576

4. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	December 31, 2009	December 31, 2008
Prepaid taxes	$34,000	$196,915
Prepaid insurance	125,016	141,271
Prepaid rent	33,873	157,689
Prepaid tooling	215,144	228,151
Supplier advances	67,500	1,187,325
Receivable due from Gtelcomm	250,000	—
Note receivable, current portion	—	241,976
Other	47,503	58,161

	$773,036	$2,211,488

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2009	December 31, 2008
Machinery and equipment	$317,923	$1,470,226
Office furniture and equipment	453,982	629,821
Software	2,916,002	3,047,647
Leasehold improvements	30,085	255,844

	3,717,992	5,403,538
Accumulated depreciation	(3,384,471)	(4,402,872)

	$333,521	$1,000,666

6. LICENSES

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

During the year ended December 31, 2009, we discontinued the use of a license that had an original cost of $275,000. As of December 31, 2009, this license was fully expensed and written off.

All of our licenses have no fixed termination dates and we have assigned estimated lives ranging from five to ten years. The licenses consisted of the following:

	December 31, 2009	December 31, 2008
Licenses	$3,500,000	$3,775,000
Accumulated amortization	(2,944,861)	(2,610,141)

	$555,139	$1,164,859

Amortization expense related to these licenses amounted to $610,000, $519,000, and $760,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Estimated future amortization expense related to licenses at December 31, 2009 is as follows:

Amount
2010	$380,000
2011	100,000
2012	75,000

Total	$555,000

7. OTHER ASSETS

Other assets consisted of the following:

	December 31, 2009	December 31, 2008
Deposits	$34,373	$115,014
Patents and trademarks, net	57,484	263,307

	$91,857	$378,321

8. INTANGIBLES

We account for intangibles in accordance with FASB ASC 350-30 “General Intangibles Other Than Goodwill” and have elected to test them for impairment annually. These tests will be performed more frequently if there are triggering events. We completed our testing for the years ended December 31, 2009 and 2008, and concluded that no impairment charges were required.

9. BANK FINANCING

As of December 31, 2009 and December 31, 2008, we had outstanding loans of $4.5 million and $5.4 million, respectively, secured by our accounts receivable. The $5.4 million loan balance from December 31, 2008 has been repaid. The balance of $4.5 million reflects factoring activity originating from 2009. The agreement provides factoring for certain credit insured foreign receivables and is collateralized by all the foreign receivables of the Company. Under the terms of our factoring agreement, we sell our receivables to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring agreement that bears interest at a rate of 16% per annum. The amount remitted to us by the factor equals the invoice amount of the receivable, less 20%. In the event of a commercial dispute on the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. During the year ended December 31, 2009, the factor purchased $21.3 million of gross receivables. Since the factor acquires the receivables with recourse, we record the gross receivables including amounts due from our customers to the factor and we record a liability to the factor for funds advanced to us from the factor. At December 31, 2009, accounts receivable included $5.6 million of gross receivables of which $4.5 million were owed to the factor. The related factoring agreement has a term that expires on June 30, 2010.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2009	December 31, 2008
Customer advances	$597,930	$45,515
Accrued payroll, taxes and benefits	205,303	1,210,217
Accrued foreign sales tax	549,000	236,000
Accrued freight	50,000	158,532
Accrued income taxes	—	53,282
Accrued interest	118,789	22,900
Accrued legal and professional fees	100,000	100,000
Accrued operating expenses	359,773	504,731

	$1,980,795	$2,331,177

11. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	2009	2008	2007
Current tax provision:
Federal	$—	$64,679	$—
State	—	71,531	—
Foreign	—	—	—

	$—	$136,210	$—

Deferred tax provision (benefit):
Federal	(3,796,000)	525,000	(3,230,000)
State	(750,000)	(55,000)	(812,000)
Valuation allowance	4,546,000	(470,000)	4,042,000

	—	—	—

Total provision (benefit) for income taxes:	$—	$136,210	$—

Current income taxes (benefits) are based upon the year’s income taxable for federal and state reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

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

Significant components of our net deferred tax asset or liability at December 31, 2009 and 2008 are as follows:

	2009	2008
Net operating loss	$16,376,000	$13,624,000
Compensation	77,000	69,000
Legal reserve	23,000	20,000
Accrued warranty	149,000	183,000
Inventory	697,000	219,000
Bad debt reserve	478,000	359,000
Accumulated depreciation	552,000	273,000
Capital loss	895,000	129,000
SFAS 123R	569,000	403,000
Contributions	—	—
State tax	—	24,000
Credits	538,000	505,000

Total gross deferred tax assets	20,354,000	15,808,000
Valuation allowance	(20,354,000)	(15,808,000)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets at December 31, 2009 and 2008, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on our analysis, we concluded not to retain a deferred tax asset since it is uncertain whether we can utilize this asset in future periods. Therefore, we have established a full reserve against this asset. The valuation allowance was $20,354,000 and $15,808,000 for the years ended December 31, 2009 and 2008.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2009, 2008 and 2007 follows:

	2009	2008	2007
Expected tax at 34%	$(3,444,698)	$528,692	$(3,068,206)
Change in valuation allowance	4,546,000	(470,000)	4,042,000
Deferred true ups, not benefited	—	43,000	—
State income tax, net of federal tax	(491,192)	42,871	(390,044)
Non-deductible expenses	129,427	58,050	(273,672)
Foreign income differential	23,696	(67,299)	—
Research credits	—	—	(92,000)
Capital loss	(764,100)	—	—
Other	867	896	(218,078)

Provision (benefit) for income taxes	$—	$136,210	$—

At December 31, 2009, we had federal and state net operating loss carryforwards of approximately $44,393,000 and $21,980,000, respectively. The federal and state loss carryforwards begin to expire in 2023 and 2015 respectively, unless previously utilized. We also had federal and state research credit carryforwards of $208,000 and $412,000, respectively. The federal research credit carryforwards will begin expiring in 2010 unless previously utilized. The state research credit will carry forward indefinitely.

Pursuant to Internal Revenue Code Section 382, the use of our net operating loss carryforwards will be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period.

On January 1, 2007, we adopted changes issued by the FASB under FASB ASC 740 related to uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognized no cumulative effect adjustment as a result of adopting the changes to the standard. At December 31, 2009, 2008 and 2007, we have no unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and 2008, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S., California, and Korea. Our tax years for 2005 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

12. STOCKHOLDERS’ EQUITY

Common Stock - 2009 Activity

During the year ended December 31, 2009, we granted 227,500 shares of our common stock to our non-employee directors as part of their annual compensation package. The fair value of these grants is $0.33 per share based on the market price at the date the grants were issued. These stock grants vest monthly over a period of twelve months.

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

Stock Option Activity

Prior to the adoption of the 2004 Equity Plan, we adopted three stock option plans which were approved by the Board of Directors, reserving a total of 2,893,842 shares, which are referred to as the Prior Plans. The Prior

Plans were adopted on September 16, 2002 (911,671 shares), March 5, 2003 (982,171 shares) and September 29, 2003 (1,000,000 shares), of which options to purchase 2,857,000 shares of common stock had been granted under these plans. Each of these plans provided for the issuance of non-statutory stock options to employees, directors and consultants, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. All options granted under the Prior Plans vested quarterly over three years. As of September 2004, no additional options may be granted under the Prior Plans. Options with respect to 662,637 shares are outstanding under the Prior Plans as of December 31, 2009.

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

Awards under the 2004 Equity Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights, and cash awards. We granted to certain of our employees and directors options to purchase 958,000 shares of common stock under the plan in 2009, 925,000 in 2008, and 50,000 in 2007, and have outstanding options under the plan of 2,915,000 as of December 31, 2009.

A summary of our stock option activity and related information is as follows:

	2009		2008		2007
Option Summary	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	2,741,557	$1.77	2,909,783	$2.34	4,051,999	$2.16
Granted	958,000	$0.29	925,000	$0.46	50,000	$2.05
Exercised	—	$—	—	$—	(7,716)	$0.26
Forfeited/Expired	(121,920)	$1.05	(1,093,226)	$2.18	(1,184,500)	$1.73

Outstanding-end of year	3,577,637	$1.40	2,741,557	$1.77	2,909,783	$2.34

The weighted-average grant-date fair value of options granted during the year 2009 was $0.22.

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2009.

	Total Outstanding			Total Exercisable
Price Range	# of Shares	Weighted Average Exercise Price	Life	# of Shares	Weighted Average Exercise Price
$0.12 to $0.99	1,926,970	$0.38	8.3	667,595	$0.47
$1.00 to $1.99	518,500	$1.83	6.8	518,469	$1.83
$2.00 to $2.99	520,667	$2.43	4.3	516,500	$2.43
$3.00 to $4.16	611,500	$3.37	5.3	611,500	$3.37

	3,577,637	$1.40	7.0	2,314,064	$1.98

The intrinsic value of exercisable options at December 31, 2009 was zero.

A summary of the status of the Company’s nonvested shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	1,043,906	$0.48
Granted	958,000	$0.29
Vested	(717,916)	$0.50
Forfeited/Expired	(20,417)	$0.34

Nonvested at December 31, 2009	1,263,573	$0.34

As of December 31, 2009, there was $236,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. The recognized compensation cost for the year ended December 31, 2009 was $372,000.

Stock Warrant Activity

The Company did not issue any warrants in 2007, 2008 or 2009. A summary of Axesstel’s warrant activity and related information is as follows:

	2009		2008		2007
Warrant Summary	Warrant	Wt Average Exercise Price	Warrant	Wt Average Exercise Price	Warrant	Wt Average Exercise Price
Outstanding-beginning of year	259,275	$2.56	479,275	$2.70	479,275	$2.70
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited/Expired	(59,967)	$3.16	(220,000)	$2.86	—	$—

Outstanding-end of year	199,308	$2.38	259,275	$2.56	479,275	$2.70

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price for both total outstanding warrants and total exercisable warrants as of December 31, 2009.

	Total Outstanding			Total Exercisable
Price	# of Shares	Wt Average Exercise Price	Life	# of Shares	Wt Average Exercise Price
$0.07	65,974	$0.07	2.3	65,974	$0.07
$3.00 to $3.99	133,334	$3.53	1.3	133,334	$3.53

	199,308	$2.38	1.6	199,308	$2.38

The intrinsic value of exercisable warrants at December 31, 2009 was $4,000.

13. SEGMENT INFORMATION

The Company operates and tracks its results in one operating segment. The Company tracks revenues and assets by geographic region and by product line, but does not manage operations by region.

Revenues by geographic region based on customer locations for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Revenues
Asia	$226,080	$5,243,104	$18,670,977
EMEA	32,079,047	38,026,941	15,849,424
Latin America	15,520,989	64,873,051	47,882,684
United States and Canada	2,992,777	1,449,270	32,300

Total revenues	$50,818,893	$109,592,366	$82,435,385

Our voice product line consists of fixed wireless phones and voice/data terminals. Our data product line consists of broadband modems, 3G gateway devices, and M2M security devices. Revenues by product line for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Revenues
Voice Products	$14,768,069	$47,549,152	$47,555,312
Data Products	36,050,824	62,043,214	34,880,073

Total revenues	$50,818,893	$109,592,366	$82,435,385

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary quarterly financial data for 2009 and 2008 consists of the following:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Revenues	$13,743,181	$11,904,143	$15,046,420	$10,125,149
Gross margin	2,250,100	2,794,138	2,976,310	263,972
Net loss	(2,199,659)	(2,195,781)	(908,842)	(4,827,182)

Basic loss per share	$(0.09)	$(0.09)	$(0.04)	$(0.21)

Diluted loss per share	$(0.09)	$(0.09)	$(0.04)	$(0.21)

2008
Revenues	$24,636,937	$31,628,976	$30,051,128	$23,275,325
Gross margin	6,602,458	8,046,457	6,452,679	5,169,555
Net income (loss)	256,658	1,198,030	433,077	(468,999)

Basic earnings (loss) per share	$0.01	$0.05	$0.02	$(0.02)

Diluted earnings (loss) per share	$0.01	$0.05	$0.02	$(0.02)

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

In 2005 and 2006, we entered into non-cancelable operating leases for approximately 17,000 square feet of office space for our corporate headquarters and United States operations. The premise is located at 6815 Flanders Drive, San Diego, California. The lease term is 67 months and expires in February 2011 with a five year option to renew. The basic monthly rent is approximately $33,000 during the remainder of the 67 month period.

Minimum annual lease payments are as follows:

Year Ending December 31,	Total Amount
2010	$391,000
2011	69,000
Thereafter	—

$460,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for each of the years ended December 31, 2009, 2008 and 2007 amounted to $639,000, $719,000, and $1.1 million, respectively.

Employment and Separation Agreements

We entered into an employment agreement with H. Clark Hickock that provides severance payments if he is terminated without cause. Consequently, if we had released Mr. Hickock without cause as of December 31, 2009, the severance expense due would be $350,000.

Engineering Services Agreement

We entered into an Engineering Services Agreement with Gtelcomm under which Gtelcomm provides engineering support for our existing product line. The Engineering Services Agreement calls for us to make monthly payments to Gtelcomm of $135,000. The agreement expires on August 15, 2010, and has seven remaining payments valued at $945,000, as of December 31, 2009.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At December 31, 2009, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

16. SALE OF AXESSTEL KOREA

Effective November 15, 2009, we sold our Axesstel Korea subsidiary to Gtelcomm, a Korean corporation. The transaction was structured as a stock sale, in which we transferred all of the issued and outstanding shares of

Axesstel Korea to Gtelcomm. The sale price was $500,000 with $250,000 paid in 2009 and $250,000 to be paid in 2010. The net book value of the assets held by Axesstel Korea was $776,000 at the time of sale. The corresponding net loss resulting from the sale of Axesstel Korea was recorded to other income (expense) section of our consolidated statement of operations outlined as follows:

Prepayments and other current assets	$18,000
Property and Equipment, net	443,000
Other Assets, net	71,000
Realized translation loss	245,000

Total Book Value	777,000
Less Selling Price	500,000

Loss on Sale	$277,000

Axesstel Korea was mainly responsible for the development of our phone based product line, which we are transitioning to Chinese-based engineering partners. We believe this transition will lower our required investment in research and development and increase our access to lower cost competitive products. In connection with the sale, Gtelcomm agreed to assume our lease obligations for the real estate in Korea and the employment obligations for 37 of our former employees, including severance obligations under Korean law. We entered into an Engineering Services Agreement with Gtelcomm under which Gtelcomm provides engineering support for our existing product line. The Engineering Services Agreement calls for us to make monthly payments to Gtelcomm of $135,000, which is a substantial reduction from the cost of rent and salaries for facilities and employees that we transferred. The initial term of the Engineering Services Agreement is nine months and expires on August 15, 2010.

17. SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 25, 2010, the date which the financial statements were issued.

On February 26, 2010 we entered into Severance Compensation Agreements with Patrick Gray, our Chief Financial Officer, and Stephen Sek, our Chief Technology Officer. The agreements provide for severance payments to these individuals if they are terminated without cause or if they resign for good reason. The severance benefits for each of Mr. Gray and Mr. Sek are equal to twelve months base salary at the time of termination, plus payments equal to twelve month’s of continuing healthcare coverage under COBRA. At December 31, 2009, Mr. Gray’s base salary was $240,000 and Mr. Sek’s base salary was $212,000.

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Articles of Incorporation of the registrant, as amended (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

4.1	Specimen Common Stock Certificate (incorporated by reference to exhibits to registrant’s Form SB-2 filed on February 4, 2005)

4.2	Form of Common Stock Purchaser Warrant issued to finder and its assignees, dated March 11, 2004 (incorporated by reference to exhibits to registrant’s Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004)

4.3	Common Stock Purchase Warrant dated as of August 18, 2004 issued to Laurus Master Fund, Ltd. (incorporated by reference to exhibits to registrant’s Form 8-K filed on August 20, 2004)

4.4	Form of Warrant Agreement to Mike H.P. Kwon and Satori Yukie (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.1	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004 (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending June 30, 2004 filed on August 16, 2004)

10.2	Centerpark Plaza Office Lease with R&D Portfolio Holdings, LLC, dated June 2, 2005 (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

10.3	Form of Indemnity Agreement for directors and executive officers of the registrant (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.4	Employment Agreement with Clark Hickock dated March 13, 2008* (incorporated by reference to exhibits to registrant’s Form 8-K filed on March 17, 2008)

10.5	Letter Agreement with Patrick Gray dated February 11, 2004* (incorporated by reference to exhibits to registrant’s Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004)

10.6	Employment Agreement with Stephen Sek dated October 20, 2006* (incorporated by reference to exhibits to registrant’s Form 8-K filed on October 26, 2006)

10.7	Severance Compensation Agreement dated February 26, 2010 between the registrant and Patrick Gray* (incorporated by reference to exhibits to registrant’s Form 8-K filed on February 28, 2010).

10.8	Severance Compensation Agreement dated February 26, 2010 between the registrant and Stephen Sek* (incorporated by reference to exhibits to registrant’s Form 8-K filed on February 28, 2010).

10.9	Form Notice of Grant of Stock Option (September 2002, March 2003 and September 2003 Option Pools)* (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.10	Form Stock Option Agreement (September 2002, March 2003 and September 2003 Option Pools)* (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.11	2004 Equity Incentive Plan* (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.12	Form of Stock Option Agreement (2004 Equity Incentive Plan)* (incorporated by reference to exhibits to registrant’s Form 8-K filed on January 12, 2005)

Exhibit No.	Document Description
10.13	Form of Stock Award Agreement (2004 Equity Incentive Plan)* (incorporated by reference to exhibits to registrant’s Form 8-K filed on January 12, 2005)

10.14	Subscriber Unit License Agreement between Axesstel California and Qualcomm Incorporated dated November 14, 2000, as amended+ (incorporated by reference to exhibits to registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004)

10.15	Component Supply Agreement between QUALCOMM CDMA Technologies Asia-Pacific PTE LTD. and Axesstel-California, dated February 28, 2001, as amended+ (incorporated by reference to exhibits to registrant’s Form SB-2 filed on February 4, 2005)

21.1	Subsidiaries of the registrant

23.1	Consent of Gumbiner Savett Inc.

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission and are marked by an asterisk.