Form 10-Q
period 2010-03-31
AXESSTEL INC
filed 2010-05-12
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 10, 2010
Common Stock, $0.0001 per share	23,456,232 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2010

-i-

EXPLANATORY NOTE

In this report, unless the context otherwise requires, the terms “Axesstel,” “Company,” “we,” “us,” and “our” refer to Axesstel, Inc., a Nevada corporation and our wholly owned subsidiaries Axesstel Shanghai, Ltd. and Axesstel Korea, Inc. We sold all of our ownership interest in Axesstel Korea, Inc. in a transaction that was completed on November 15, 2009.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	the likelihood that new competitors and new technologies will emerge and may further increase competition;

•	the potential for unexpected increases in operating expenses;

•	our ability to obtain future financing or funds when needed;

•	our ability to successfully obtain a diverse customer base;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	our ability to attract and retain a qualified employee base;

•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions that may involve additional uncertainties; and

•	our ability to formulate, update and execute a successful business strategy.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report and in our 2009 annual report on Form 10-K, as well as in other reports and documents we file with the SEC.

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$749,937	$602,106
Accounts receivable, less allowance for doubtful accounts of $1,200,000 at March 31, 2010 and December 31, 2009	8,463,326	10,908,292
Inventories, net	2,274,000	2,925,388
Prepayments and other current assets	741,254	773,036

Total current assets	12,228,517	15,208,822
Property and equipment, net	266,347	333,521
Other assets:
Licenses, net	445,591	555,139
Other, net	77,487	91,857

Total other assets	523,078	646,996

Total assets	$13,017,942	$16,189,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,825,895	$12,629,113
Bank financing	3,893,108	4,485,318
Accrued commissions	1,226,719	1,911,000
Accrued royalties	1,574,328	1,430,000
Accrued warranties	375,000	375,000
Other accrued expenses and current liabilities	2,093,109	1,980,795

Total current liabilities	20,988,159	22,811,226

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 23,456,232 shares issued and outstanding at March 31, 2010 and December 31, 2009	2,346	2,346
Additional paid-in capital	39,818,775	39,760,026
Accumulated deficit	(47,791,338)	(46,384,259)

Total stockholders’ deficit	(7,970,217)	(6,621,887)

Total liabilities and stockholders’ deficit	$13,017,942	$16,189,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31, 2010	March 29, 2009
Revenues	$15,476,489	$13,743,181
Cost of goods sold	12,885,446	11,493,081

Gross margin	2,591,043	2,250,100
Operating expenses
Research and development	872,350	1,027,423
Selling, general and administrative	2,813,490	3,203,503

Total operating expenses	3,685,840	4,230,926

Operating loss	(1,094,797)	(1,980,826)
Other income (expense)
Interest expense, net	(312,148)	(206,835)
Other, net	(134)	(11,998)

Total other income (expense)	(312,282)	(218,833)

Loss before income tax provision	(1,407,079)	(2,199,659)
Income tax provision	—	—

Net loss	$(1,407,079)	$(2,199,659)

Loss per share
Basic	$(0.06)	$(0.09)

Diluted	$(0.06)	$(0.09)

Weighted average shares outstanding
Basic	23,456,232	23,228,982
Diluted	23,456,232	23,228,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Three Months ended March 31, 2010	Three Months ended March 29, 2009
Cash flows from operating activities:
Net loss	$(1,407,079)	$(2,199,659)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	191,092	429,347
Stock-based compensation	58,749	96,000
(Increase) decrease in:
Accounts receivable	2,444,966	9,131,957
Inventories	651,388	(223,247)
Prepayments and other current assets	31,782	1,056,684
Other assets	—	3,397
Increase (decrease) in:
Accounts payable	(803,218)	(3,887,868)
Accrued expenses and other liabilities	(427,639)	(1,234,700)

Total adjustments	2,147,120	5,371,570

Net cash provided by operating activities	740,041	3,171,911

Cash flows from investing activities:
Payment on note receivable	—	79,682
Acquisition of property and equipment	—	(19,075)

Net cash provided by investing activities	—	60,607

Cash flows from financing activities:
Net payment of bank financing	(592,210)	(3,799,408)

Net cash used in financing activities	(592,210)	(3,799,408)

Cumulative translation adjustment	—	(34,710)

Net increase (decrease) in cash and cash equivalents	147,831	(601,600)
Cash and cash equivalents at beginning of year	602,106	1,662,311

Cash and cash equivalents at end of period	$749,937	$1,060,711

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$320,819	$210,104
Income tax	$—	$—

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

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

For 2010, we have established the calendar quarter-end to be the financial reporting date for both our quarterly and annual results. In 2009, we had established the Sunday nearest to the end of the calendar quarter to be the financial reporting date for our quarterly results and the calendar year-end for our annual results. The first quarter of the years ending December 31, 2010 and 2009 ended on March 31, 2010 and March 29, 2009, respectively.

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and operating results of Axesstel and its wholly-owned subsidiary. Through November 15, 2009 our wholly-owned subsidiary was Axesstel Korea, Inc., a company formed under the laws of South Korea. We sold all of our capital stock in Axesstel Korea on November 15, 2009. On January 29, 2010, we established a wholly-owned subsidiary Axesstel (Shanghai), Ltd. under the laws of the People’s Republic of China. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At March 31, 2010 and December 31, 2009, the allowance for doubtful accounts was $1,200,000.

Inventories

Inventories are stated at the lower of cost (first in, first out method), based on actual cost charged by the supplier, or market. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. At March 31, 2010 and December 31, 2009, the reserve for excess and obsolete inventory was $1,750,000.

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

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets, such as fixed assets, licenses, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification, (“FASB ASC”) 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is identified. During the three months ended March 31, 2010 and March 29, 2009, we determined that there was no impairment of long-lived assets.

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

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At March 31, 2010 and December 31, 2009, there was no allowance for sales returns.

All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units is included in cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the three months ended March 31, 2010, warranty costs amounted to $31,000 and at March 31, 2010, we have established a warranty reserve of $375,000 to cover additional service costs over the life of the warranties. During the three months ended March 29, 2009, warranty costs amounted to $44,000 and, at March 29, 2009, we had established a warranty reserve of $460,000 to cover additional service costs over the life of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the three months ended March 31, 2010 and March 29, 2009 include stock-based compensation costs of $59,000 and $96,000, respectively. The following is a summary of stock-based compensation costs, by income statement classification:

	Three Months ended March 31, 2010	Three Months ended March 29, 2009
Research and development	$3,000	$24,000
Selling, general and administrative	56,000	72,000

Total	59,000	96,000
Tax effect on share-based compensation	—	—

Net effect on net loss	$59,000	$96,000

Effect on loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Valuation of Stock Option Awards

We have one stock option plan under which stock options are granted to our employees and directors. During the three months ended March 31, 2010, we granted to certain of our employees options to purchase 980,000 shares of our common stock at exercise prices ranging from $0.10 to $0.13 per share. During the three months ended March 29, 2009, we granted to certain of our employees and directors options to purchase 883,000 shares of our common stock at exercise prices ranging from $0.28 to $0.34 per share. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years, and vest over one to four years.

Income Taxes

We account for income taxes in accordance with FASB ASC 740 “ Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At March 31, 2010 and December 31, 2009 we have established a full reserve against all deferred tax assets.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the three months ended March 31, 2010 and March 29, 2009, 4,365,975 and 3,814,687 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended
	March 31, 2010	March 29, 2009
Numerator:
Net loss	$(1,407,079)	$(2,199,659)

Denominator:
Basic loss per share—weighted average shares	23,456,232	23,228,982
Effect of dilutive securities:
Stock options and warrants	—	—

Diluted loss per share—adjusted weighted average shares	23,456,232	23,228,982

Basic loss per share	$(0.06)	$(0.09)

Diluted loss per share	$(0.06)	$(0.09)

Foreign Currency Exchange Gains and Losses

Our reporting currency is the U.S. dollar. The functional currency of our foreign subsidiary is the Chinese Yuan. Our subsidiary’s assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of cumulative other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are recorded in the statements of operations as a component of other income (expense).

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

	Three Months Ended
	March 31, 2010	March 29, 2009
Net loss	$(1,407,079)	$(2,199,659)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(34,710)

Comprehensive loss	$(1,407,079)	$(2,234,369)

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

Our products include components subject to rapid technological change. Significant technological change could adversely affect our operating results and subject us to product obsolescence. Under our supply agreements with our contract manufacturers we generally do not take product into inventory. We typically order product only when we have received a binding purchase order from a customer. Our contract manufacturer then manufactures the product, which is shipped directly to the customer. However, our contract manufacturers do order certain parts with long lead times based on rolling sales forecasts that we provide. In the event that our forecasts are incorrect and our contract manufacturer does not use the long lead time parts, or if we have a customer notify us of their cancellation or inability to pay for a purchase order, our contract manufacturer has the right, after a specified period of time, to deliver the raw material or finished goods inventory to us and demand payment. To the extent that the products have become obsolete, we may not be able to use the raw materials or to sell the finished goods inventory at prices sufficient to cover our costs or at all.

During the three months ended March 31, 2010, 70% of our revenues were from two customers, comprised of 40% and 30%. Those customers were located in Venezuela and Poland, respectively. At March 31, 2010, the amounts due from such customers were $2.0 million and $2.8 million, respectively, which were included in accounts receivable and secured by either letters of credit or credit insurance. During the three months ended March 31, 2010, we purchased the majority of our products from one manufacturer. At March 31, 2010, the amount due to this manufacturer was $9.7 million.

During the three months ended March 29, 2009, 87% of our revenues were from three customers, comprised of 44%, 29% and 14%. Those customers were located in Poland, Venezuela, and Nigeria, respectively. At March 29, 2009, the amounts due from such customers were $6.1 million, zero, and $1.9 million, respectively, which were included in accounts receivable and secured by either letters of credit or credit insurance. During the three months ended March 29, 2009, we purchased the majority of our products from one manufacturer. At March 29, 2009, the amount due to this manufacturer was $11.1 million.

As of March 31, 2010, we maintained inventory of $322,000 in China and $832,000 in Dubai. In addition, most of our $8.5 million of accounts receivable at March 31, 2010 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $490,000 and $389,000 for the three months ended March 31, 2010 and March 29, 2009, respectively.

Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

2. LIQUIDITY AND GOING CONCERN

We have experienced significant net losses to date from operations. At March 31, 2010, we had cash and cash equivalents of $750,000, negative working capital of $8.8 million, and stockholders’ deficit of $8.0 million.

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

The tightening of global credit markets has caused some major lenders to withdraw or reduce their programs for financing non U.S. accounts receivable. We currently maintain an accounts receivable credit facility that permits us to factor, on a recourse basis, certain credit insured foreign accounts receivable. The lender has the discretion to accept or reject any individual account receivable for factoring. Borrowings bear interest at the rate of 16% per annum and are secured by a lien on all of our foreign receivables. At March 31, 2010, we had borrowings of $3.9 million under the facility. We repay the amounts borrowed under the facility as the underlying accounts receivable are paid. The lender has indicated that they will allow us to borrow up to $11.0 million under this facility, subject to their approval of the underlying account receivable. This credit facility expires on June 30, 2010.

Subsequent to the end of the quarter, we entered into a line of credit with a commercial bank in China. The initial borrowing limit is $1.5 million under this facility, with the opportunity to increase the limit following the establishment of a payment history. Borrowings under this line bear interest at 6% per annum.

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

At March 31, 2010, we owed our primary manufacturer $9.7 million, of which $6.1 million was past due under the terms of our credit arrangement. Although we expect to significantly reduce the past due amounts in 2010, our primary manufacturer has imposed shipment delays and manufacturing delays in the past when our account has been significantly past due. Any change in open credit terms from our contract manufacturers, as a result of credit restrictions imposed by their lenders or otherwise, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

Poor operating results since the beginning of 2009 have greatly reduced our working capital position from $241,000 at December 31, 2008 to a deficit of $8.8 million at March 31, 2010. While we have diversified our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results over the next fiscal year. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

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

3. INVENTORIES

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials	$521,857	$521,857
Finished goods	3,502,143	4,153,531

	4,024,000	4,675,388
Less reserves for excess and obsolete inventories	(1,750,000)	(1,750,000)

	$2,274,000	$2,925,388

4. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	March 31, 2010	December 31, 2009
Prepaid taxes	$34,000	$34,000
Prepaid insurance	179,219	125,016
Prepaid rent	33,483	33,873
Prepaid tooling	148,197	215,144
Supplier advances	67,500	67,500
Receivable due from Gtelcomm	250,000	250,000
Other	28,855	47,503

	$741,254	$773,036

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Machinery and equipment	$317,923	$317,923
Office furniture and equipment	453,982	453,982
Software	2,916,002	2,916,002
Leasehold improvements	30,085	30,085

	3,717,992	3,717,992
Accumulated depreciation	(3,451,645)	(3,384,471)

	$266,347	$333,521

6. LICENSES

We have entered into Subscriber Unit License Agreements pursuant to which we obtained non-exclusive licenses of CDMA (Code Division Multiple Access) and WCDMA (Wideband Code Division Multiple Access) technologies, which has enabled us to manufacture and sell certain fixed wireless based products and to purchase certain components and equipment from time to time. The license fees capitalized under these agreements were $3,500,000.

All of our licenses have no fixed termination dates and we have assigned estimated lives ranging from two to ten years. The licenses consisted of the following:

	March 31, 2010	December 31, 2009
Licenses	$3,500,000	$3,500,000
Accumulated amortization	(3,054,409)	(2,944,861)

	$445,591	$555,139

Amortization expense related to these licenses amounted to $110,000 and $152,000 for the three months ended March 31, 2010 and March 29, 2009, respectively. Estimated future amortization expense related to licenses at March 31, 2010 is as follows:

2010	$271,000
2011	100,000
2012	75,000

Total	$446,000

7. OTHER ASSETS

Other assets consisted of the following:

	March 31, 2010	December 31, 2009
Deposits	$34,373	$34,373
Patents and trademarks, net	43,114	57,484

	$77,487	$91,857

8. BANK FINANCINGS

As of March 31, 2010 and December 31, 2009, we had outstanding loans of $3.9 million and $4.5 million, respectively, secured by our accounts receivable. The agreement provides factoring for certain credit insured foreign receivables and is collateralized by all the foreign receivables of the Company. Under the terms of our factoring agreement, we sell our receivables to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring agreement that bears interest at a rate of 16% per annum. The amount remitted to us by the factor equals the invoice amount of the receivable, less 20%. In the event of a commercial dispute on the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. During the three months ended March 31, 2010, the factor purchased $6.0 million of gross receivables. Since the factor acquires the receivables with recourse, we record the gross receivables and record a liability to the factor for funds advanced to us from the factor. At March 31, 2010, accounts receivable included $4.9 million of gross factored receivables of which $3.9 million was owed to the factor. The related factoring agreement has a term that expires on June 30, 2010.

9. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2010	December 31, 2009
Customer advances	$535,668	$597,930
Accrued payroll, taxes and benefits	210,148	205,303
Accrued foreign sales tax	729,000	549,000
Accrued freight	50,000	50,000
Accrued interest	110,118	118,789
Accrued legal and professional fees	100,000	100,000
Accrued operating expenses	358,175	359,773

	$2,093,109	$1,980,795

10. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues and assets by geographic region and product line, but do not manage operations by region.

Revenues by geographic region based on customer locations were as follows:

	Three months ended
	March 31, 2010	March 29, 2009
Revenues
Asia	$—	$43,389
EMEA	8,176,038	9,591,462
Latin America	6,890,656	3,501,640
North America (United States and Canada)	409,795	606,690

Total revenues	$15,476,489	$13,743,181

Our voice product line consists of fixed wireless phones and voice/data terminals. Our data product line consists of broadband modems, 3G gateway devices, and M2M security devices. Revenues by product line were as follows:

	Three months ended
	March 31, 2010	March 29, 2009
Revenues
Voice Products	$7,747,350	$4,396,508
Data Products	7,729,139	9,346,673

Total revenues	$15,476,489	$13,743,181

11. COMMITMENTS AND CONTINGENCIES

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

Future estimated lease payments are as follows:

Total Amount
2010	$294,000
2011	69,000
Thereafter	—

$363,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the three months ended March 31, 2010 and March 29, 2009 amounted to $103,000, and $158,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause as of March 31, 2010, the severance expense due would be $802,000, plus payments equal to twelve month’s of continuing healthcare coverage under COBRA.

Engineering Services Agreement

In conjunction with the sale of our Korean subsidiary, we entered into an Engineering Services Agreement with Xcellen Co., Ltd. under which Xcellen provides engineering support for our existing product line. The Engineering Services Agreement calls for us to make monthly payments to Xcellen of $135,000. The agreement expires on August 15, 2010, and has four remaining payments valued at $540,000, as of March 31, 2010.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At March 31, 2010, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

12. SUBSEQUENT EVENTS

We have evaluated subsequent events through May 12, 2010, the date which the financial statements were issued. Other than the Chinese bank line of credit entered into in April 2010 (See Note 2), there were no subsequent events that require adjustment to or disclosure in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements”. You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report.

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

Historically, we have sold our products to telecommunications operators in developing countries where large segments of the population do not have telephone or internet service. To date our largest markets have been in Asia; Europe, Middle East and Africa (EMEA); and Latin America, and currently our largest customers are located in Poland and Venezuela. Recently, we began selling our products in North America (the United States and Canada) and expect to grow this market in the next few quarters.

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

The first quarter of 2010 showed incremental, but not substantial improvement in our results of operations. Through these difficult economic times, we have been driving to increase revenues and reduce costs of goods sold and operating expenses. Revenues for the first quarter of 2010 were $15.5 million, an increase of 13% over the same period last year and an increase of 53% over the revenues we generated in the fourth quarter of 2009. Costs of goods sold increased approximately proportional with the increase in revenues, but we expect to reduce costs of good sold in the third and fourth quarter as discussed below. We were successful in reducing operating expenses. Research and development expenses declined 15% over the same period last year and general and administrative expenses declined 12% compared to the same period last year. Overall we narrowed our net loss to $1.4 million for the quarter, and generated cash from operations of $740,000.

We continued our transition to establish a base of operations in China. Our design team has begun working with manufacturers to develop and customize products to incorporate our design and functional requirements on their baseline designs. This approach provides the opportunity to reduce research and development expenses, shorten time to market for new products, and leverage supply chains and economies of scale to reduce product costs. We established an operating subsidiary in China effective January 29, 2010. We have also negotiated a line of credit from a commercial bank in China for an additional $1.5 million which will provide capital to support our initial product orders from our new contract manufacturers.

With respect to revenue generation, we experienced some return of demand in Latin America where we secured a large order for phones that were delivered in the first quarter of 2010. Revenues by geographic region based on customer locations were as follows:

	Three months ended
	March 31, 2010	March 29, 2009
Revenues
Asia	$—	$43,389
EMEA	8,176,038	9,591,462
Latin America	6,890,656	3,501,640
North America (United States and Canada)	409,795	606,690

Total revenues	$15,476,489	$13,743,181

We took steps starting in 2008 to introduce our broadband modems and fixed wireless phones and terminals into Tier 1, 2 and 3 carriers in the North American market. While revenues from North America were down compared to the same period last year, we expect to see increasing revenues from North America during the remainder of 2010. We secured certification under Verizon’s Open Development Initiative for our MV440 Wi-Fi Gateway, which is now commercially available to run on Verizon’s nationwide 3G wireless network, and are beginning to receive orders through Verizon’s dealer network. We are preparing to introduce a second product under Verizon’s Open Development Initiative. We are working with two additional Tier 1 carriers on products to support their fixed line replacement strategy. We have secured our first purchase order for our wireline replacement terminal, a product that we believe has significant market potential, from a Tier 2 carrier in the United States.

In the international markets, we are launching eight re-engineered phone products and five re-engineered data products, that we have produced with our new research and development partners in China. These products contain the same Axesstel design, interface and functionality, but are manufactured at substantial discounts to our previous pricing. We have completed the design and initial development work on these products and they are currently going through homologation testing with wireless network carriers around the world. We expect that orders for these products will impact our operations for the third and fourth quarter of 2010. We expect this transition to reduce our costs of goods sold and improve gross margins for those periods.

This transition to an outsourced development model has allowed us to reduce research and development expenses. During the fourth quarter of 2009, we sold our Korean research and development subsidiary to Gtelcomm, a Korean based developer of wireless telecommunications products. The sale of that subsidiary has resulted in a decrease in research and development expenses. We have entered into an Engineering Services Agreement with our former subsidiary, pursuant to which they will continue to provide product maintenance and product development support for our existing product lines and certain products currently under development. That agreement expires in August 2010 and we expect further decreases in research and development expenses for the third and fourth quarter of 2010.

We also reduced selling, general and administrative expenses by 12% in the first quarter of 2010 compared to the same period last year. The reductions were attributable primarily to the reduction in overhead associated with the sale of our Korean subsidiary as well as reductions in headcount in each of our operating functions. These reductions in general and administrative expenses were partially offset in the first quarter by increased selling expenses. We pay third party sales commissions on our sales to Venezuela, which comprised a substantial portion of our sales for the quarter.

Continuing losses from operations have significantly impacted our financial condition. At March 31, 2010 we had cash and cash equivalents of $750,000 and negative working capital of $8.0 million. Despite our new credit facility in China, we do not currently have cash reserves or credit facilities that would enable us to sustain significant losses. If we continue to incur operating losses, we may not generate sufficient capital to fund our operations.

We rely on a combination of open credit terms from our manufacturers and the ability to finance our accounts receivable to minimize our working capital requirements. At March 31, 2010 we owed our primary contract manufacturer $9.7 million on our account, of which $6.1 million was past due under the terms of our credit arrangement. We have experienced temporary shipment delays and manufacturing delays from our principal contract manufacturer in the past when our account has been significantly past due. If our contract manufacturers restrict our credit terms or we are unable to secure financing for our accounts receivables, it would have a significant impact on our ability to fund our operations.

Outlook

We do not anticipate issuing specific guidance for 2010. However, we are committed to taking steps necessary to persevere in the difficult economy.

We are working to decrease our costs of goods sold and research and development expenses through more extensive use of outsourcing to lower cost manufacturers. The impact of that transition is expected to become more significant in the third and fourth quarters of 2010, as we continue to roll out our re-engineered lower cost products. We have reduced our fixed expenses to target profitability at approximately $60 million of annual revenue, assuming gross margins in the low-twenties and no extraordinary expenses. On this basis, any economic rebound that drives growth in our overall revenues, would be expected to result in increased profitability.

However, the global economy and credit markets continue to be uncertain. If economic or credit conditions impact customer demand for our products, our customers’ ability to operate their networks and purchase our products, or our ability to finance the manufacture and delivery of our products our results of operations could vary significantly from our expectations. In addition, we rely on credit from our contract manufacturers to produce goods for sale, and the ability of our customers or distributors to provide suitable credit or credit enhancement to enable us to immediately finance the account receivable from the customers. We then use the proceeds from financing accounts receivable to pay our contract manufacturers. Any change in our credit terms, or any decline in the credit worthiness of our customers could impact our working capital and our ability to produce goods to meet customer orders. See “Liquidity and Capital Resources” below.

Revenues

We sell our products directly and through third party distributors to telecommunications service providers. Revenues are recorded at the prices charged to the telecommunications service provider or, in the case of sales to distributors, at the price to the distributor. Our products are sold on a fixed price-per-unit basis. The telecommunications service providers resell our products to end users as part of the end users’ service activation.

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

Cost of Goods Sold

Cost of goods sold consists of direct materials, manufacturing expense, freight expense, warranty expense, royalty fees, and the cost of obsolete inventory. Pricing for fixed wireless products has declined since we entered into this business. We believe our ability to increase sales of our products and achieve profitability will depend in part on our ability to reduce cost of goods sold. We continue our cost reduction efforts through the following initiatives: outsourcing manufacturing to larger contract manufacturers who can achieve economies of scale; increasing our purchasing power through increased volume; using standardized parts across our product lines; contracting with manufacturing partners in low cost regions; engineering our products with new technologies and expertise to decrease the number of components; and increasing reliance on software based applications rather than hardware.

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

($ in thousands)	Three months ended March 31, 2010		Three months ended March 29, 2009
Revenues	$15,476	100.00%	$13,743	100.00%
Cost of goods sold	12,885	83.26	11,493	83.63

Gross margin	2,591	16.74	2,250	16.37

Operating expenses:
Research and development	872	5.64	1,027	7.47
Selling, general and administrative	2,814	18.18	3,204	23.31

Total operating expenses	3,686	23.82	4,231	30.78

Operating loss	(1,095)	(7.08)	(1,981)	(14.41)
Other income (expense), net	(312)	(2.01)	(219)	(1.59)

Loss before income taxes	(1,407)	(9.09)	(2,200)	(16.00)
Income tax provision	—	—	—	—

Net loss	$(1,407)	(9.09)%	$(2,200)	(16.00)%

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 29, 2009

General

The global economic recession has significantly impacted the customer demand for our products. For the year ended December 31, 2009 our revenues were $50.8 million, compared to $109.6 million for 2008. We saw only slight improvement in demand for the first quarter of 2010 to $15.5 million, compared to $13.7 million from the first quarter of 2009. We are aggressively pursuing new customers and new markets in an effort to increase revenues. We believe our full line of voice and data products will enable us to further penetrate emerging markets globally and rural markets in developed countries. However, we are not immune to the uncertainties and risks associated with the global economic slowdown; therefore, if our customers are unable to meet their projected sales we would also experience a decline in revenue and profitability.

Revenues

For the three months ended March 31, 2010, which we refer to as Q1 2010, revenues were $15.5 million compared to $13.7 million for the three months ended March 29, 2009, which we refer to as Q1 2009, representing a 13% increase. The increase in revenues is attributable to an increase in sales from the Latin America region, which went from $3.5 million in Q1 2009 to $6.9 million in Q1 2010, offset by decreases in revenues from the Asia, EMEA, and North America regions which decreased by $1.6 million collectively in the comparable periods.

In Q1 2010, our revenues were derived principally from two customers, which together represented 70% of revenues, and individually represented 40% and 30% of revenues, respectively. In Q1 2009, our revenues were derived principally from three customers, which together represented 87% of revenues, and individually represented 44%, 29% and 14% of revenues, respectively. Our revenues for Q1 2010 consisted of 50% for voice products and 50% for data products. For Q1 2009, our revenues consisted of 32% for voice products and 68% for data products.

Our objective is to expand our product portfolio for fixed wireless phone and broadband access products in the future, as well as to expand our customer base to reach new customers and new regions. As we grow, we expect to become less dependent on a limited concentration of customers.

Cost of Goods Sold

For Q1 2010, cost of goods sold was $12.9 million compared to $11.5 million for Q1 2009, an increase of 12%. This increase in cost of goods sold was attributable to increased revenues from the comparative periods.

Overall, our cost of materials declined on a per unit basis in 2010 for both our voice and data product lines because we were able to re-engineer our products to take advantage of cost efficient alternate parts and reduced prices with our suppliers. In 2010 and 2009, most of our products were manufactured by one manufacturer. We continue to work toward reduced manufacturing costs on a per unit basis. We anticipate that our principal contract manufacturer will be able to further decrease its costs as our purchase volume increases. We are also evaluating additional manufacturing vendors and other vendors to produce specific hardware and other components used in the manufacturing process in an effort to further reduce cost of goods sold.

Gross Margin

For Q1 2010, gross margin as a percentage of revenues was 17% compared to 16% for Q1 2009. In both periods, gross margins were impacted by increased competition in our markets, and the sale of some aged inventory at reduced pricing to eliminate the risk of inventory obsolescence.

We expect margins to improve to the low twenties in the second half of 2010, as we introduce new products in our markets and expand our business in North America, which typically generates higher prices and gross margins. However, margins may fluctuate on an individual quarterly basis due to competition, customer and product mix, as well as other factors.

Research and Development

For Q1 2010, research and development expenses were $872,000 compared to $1.0 million for Q1 2009, a decrease of 15%. This decrease was mainly attributable to decreases in the internal development of our phone products and the sale of our Korean subsidiary in the fourth quarter of 2009. As a percentage of revenues, research and development expenses for Q1 2010 were 6% compared to 7% for Q1 2009.

We are presently spending much of our research and development funds on the development of our data products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. As we continue the development focus for our data products, we will continue to lower the cost in the development of our phone products. In 2009, we entered into an Engineering Services Agreement with Xcellen Co. Ltd under which Xcellen provides engineering support for our existing product line. The Engineering Services Agreement calls for us to make monthly payments to Xcellen of $135,000. The agreement expires on August 15, 2010 and we do not anticipate renewing this contact. Therefore, we expect research and development expenses to decrease in the second half of 2010.

Selling, General and Administrative

For Q1 2010, selling, general and administrative expenses were $2.8 million compared to $3.2 million for Q1 2009, a decrease of 12%. This decrease was mainly attributable to reduced wage expense and the impact from the sale of our Korean subsidiary in the fourth quarter of 2009. These decreases were partially offset by an increase of external sales commission expense, which increased from $399,000 in 2009 Q1 to $835,000 in 2010 Q1. This increase was mainly attributable to increased revenues from our Latin America region as we pay third party sales commissions on our sales to Venezuela, which comprised a substantial portion of our Q1 2010 revenue. As a percentage of revenue, selling, general and administration expenses decreased to 18% in Q1 2010 from 23% in Q1 2009.

We expect our selling, general and administrative expenses to remain stable for 2010, with the exception of fluctuating sales commission expenses based on the revenue levels and customer mix that we experience in 2010.

Other Income (Expense), net

For Q1 2010, other income (expense) was a net expense of $312,000, compared to a net expense of $219,000 for Q1 2009. The majority of the expense resulted from interest expense associated from debt and financing activities.

Provision for Income Taxes

For both Q1 2010 and Q1 2009, no income tax provisions were recorded. Currently, we have established a full reserve against all deferred tax assets.

Net Loss

For Q1 2010, net loss was $1.4 million compared to net loss of $2.2 million for Q1 2009.

Liquidity and Capital Resources

Liquidity

At March 31, 2010 cash and cash equivalents were $750,000 compared to $602,000 at December 31, 2009. In addition, at March 31, 2010, accounts receivable were $8.5 million compared to $10.9 million at December 31, 2009. At March 31, 2010 we had negative working capital of $8.8 million, compared to negative working capital of $7.6 million at December 31, 2009.

For the three month period ended March 31, 2010, we generated $740,000 of cash from operations which was derived from changes in operating assets and liabilities of $1.9 million offset by the cash net loss of $1.2 million (net income plus non-cash adjustments for the write-off of stock-based compensation, and depreciation and amortization). Our principal source of cash for the first quarter of 2010 was the collection of accounts receivable which provided $2.4 million.

We did not undertake any investment activities during the three month period ended March 31, 2010. As of March 31, 2010, we did not have any significant commitments for capital expenditures.

Financing activities consumed $592,000 of cash during the three month period ended March 31, 2010, as cash received from the collections of accounts receivable was used to pay down bank financing.

Capital Resources

Other than cash provided by operations, our primary source of working capital is borrowings which are secured by our accounts receivable. We rely on a combination of financing our accounts receivable and open credit terms from our manufacturing partners to facilitate our working capital requirements. Generally, we only acquire and build inventory against a purchase order, and under our current arrangements, we can use the proceeds from financing the accounts receivable to pay our manufacturers for the costs of good sold within the period of their open credit terms. However, our contract manufacturers do order certain parts with long lead times based on rolling sales forecasts that we provide. In the event that our forecasts are incorrect and our contract manufacturer does not use the long lead time parts, or if we have a customer notify us of their cancellation or inability to pay for a purchase order, our contract manufacturer has the right, after a specified period of time, to deliver the raw material or finished goods inventory to us and demand payment.

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

Our principal source of borrowing during the first quarter was an accounts receivable credit facility. We currently maintain an accounts receivable credit facility that permits us to factor, on a recourse basis, certain credit insured foreign accounts receivable. The lender has the discretion to accept or reject any individual account receivable for factoring. Borrowings bear interest at the rate of 16% per annum and are secured by a lien on all of our foreign receivables. At March 31, 2010, we had borrowings of $3.9 million under the facility. We repay the amounts borrowed under the facility as the underlying accounts receivable are repaid. The lender has indicated that they will allow us to borrow up to $11.0 million under this facility, subject to their approval of the underlying account receivable. This credit facility expires on June 30, 2010. We are working with a number of lenders and anticipate that we will be able to continue to secure financing in the upcoming quarters.

Subsequent to the end of the quarter, we entered into a line of credit with a commercial bank in China. The initial borrowing limit is $1.5 million under this facility, with the opportunity to increase the limit following the establishment of a payment history. Borrowings under this line bear interest at 6% per annum.

Poor operating results since the beginning of 2009 have substantially reduced our working capital position from $241,000 at December 31, 2008 to a deficit of $8.8 million at March 31, 2010. While we have diversified our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

We are currently past due in payments to our principal contract manufacturer. At March 31, 2010 we owed our principal contract manufacturer $9.7 million of which $6.1 million was past due under our open credit terms with this manufacturer. In the past, our contract manufacturer has temporarily suspended production when we have not made timely payments. In the short term, we intend to secure additional working capital through additional debt financing from the line of credit in China. We are also working to collect accounts receivable and to liquidate our inventory in order to bolster our cash position. If our contract manufacturers refuse to extend us necessary credit, or if we continue to incur significant operating losses, then we will need to raise additional capital through the sale of debt or equity securities to support our operating activities. We cannot provide any assurance that financing will be available to us when needed, or the terms upon which it may be made available.

Because of our historic net losses, our negative working capital position and the uncertainties related to the worldwide economic downturn, our independent auditors, in their report on our financial statements for the year ended December 31, 2009 expressed substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

Please see the section entitled “Recent Accounting Pronouncements” contained in “Note 1—Basis of Presentation” to our financial statements included in Part I—Item 1. Financial Statements of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 31, 2010, we had $750,000 in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at March 31, 2010, as these consisted of securities with maturities of less than three months.

Interest rates for our current bank debt outstanding are based at a rate of 16% per annum. They are not indexed.

Foreign Currency Exchange Rate Risk

During the three months ended March 31, 2010, almost all of our revenue was generated outside the United States. In addition, most of our products were purchased from our principal manufacturer in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from our contract manufacturer were denominated in United States dollars.

We maintain some operations in China and some in Korea for which expenses are paid in Chinese Yuan and the Korean Won. Accordingly, we do have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won to the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition to the risk factors below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial position and results of operations.

If we cannot return to and sustain profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss for the year ended December 31, 2009 of $10.1 million and a further net loss for the first quarter of 2010 of $1.4 million. At March 31, 2010, we had a stockholders’ deficit of $8.0 million and a working capital deficit of $8.8 million. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability and improving our working capital position.

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

The global economic recession has significantly impacted the customer demand for our products. For the year ended December 31, 2009 our revenues were $50.8 million, compared to $109.6 million for 2008. We saw only slight improvement in demand for the first quarter of 2010 to $15.5 million, compared to $13.7 million from the first quarter of 2009.

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

Because of our limited working capital, we rely on a combination of credit terms from our contract manufacturers and credit security from our customers and distributors to minimize our working capital requirements. We depend upon open credit terms from our contract manufacturers to produce goods for sale to our customers. Our current principal contract manufacturer has informed us that it intends to reduce our open credit terms over time. We are mitigating the impact of this restriction through securing new commercial loans and establishing credit relationships with new contract manufacturers. Any restrictive change in our credit terms with them could impact our ability to produce goods to meet customer orders.

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

During 2009, we fell behind in payments to our principal contract manufacturer and remain past due on our account. We have entered relationships with new manufacturers and expect an increasing percentage of our business will come through new manufacturers. However, we current rely on our principal contract manufacturer to produce a number of key products for us. We entered into a security agreement and standstill agreement pursuant to which the contract manufacturer agreed to continue manufacturing product after granting them a subordinated security interest in the receivables arising from the products that they sell to us, and our agreement to meet certain payment milestones to bring our account within current terms. To date, we have not met all of the payment milestones to them. Our principal contract manufacturer has informed us that they intend to decrease our credit limit over time. This declining credit limit may limit our ability to accept large customer orders.

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

For the year ended December 31, 2009, three of our customers and their affiliates accounted for approximately 58% of our revenues; orders from these customers comprised approximately 30%, 18% and 10% of revenues, respectively. For the first quarter of 2010 two customers accounted for 70% of our revenues.

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

We expect to begin delivery of larger volume orders and newly redesigned products from our new third party design and manufacturing partners during the third and fourth quarter of 2010. As we roll out the new products from our new manufacturing partners, we may experience higher levels of product warranty claims, or defect rates which could negatively impact our financial position or impair our brand’s reputation for quality. We may not be able to respond to customer demands as quickly as we have through our internal research and development resources. Working with third party designers and manufacturers may limit our ability to develop unique or protected intellectual property rights in the products. Finally, we will be dependent on the financial stability and effective operations of our design and manufacturing partners. A financial or operational setback with one of our manufacturers may impact our ability to procure product necessary to meet customer orders or to service customer requests.

If we do not choose our design and manufacturing partners carefully, we may experience significant damage to our operations, our reputation and ultimately our financial position.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we may be required to substantially revise our business plan or cease operations.

As of December 31, 2009, we had cash and cash equivalents of $602,000 and a working capital deficit of $7.6 million. We incurred a net loss of $10.1 million in 2009, and have incurred net losses in four out of the past five years of operation. As a result, in their audit report for our financial statements for the year ended December 31, 2009 our auditors expressed substantial doubt about our ability to continue as a going concern. We incurred a further net loss of $1.4 million during the first quarter of 2010. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	(REMOVED AND RESERVED).

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axesstel, Inc.

Date: May 12, 2010	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Executive Severance Agreement between Axesstel and Patrick Gray (incorporated by references to exhibit 10.1 of the registrant’s Current Report on 8-K filed with the Commission on February 26, 2010).

10.2	Executive Severance Agreement between Axesstel and Stephen Sek (incorporated by references to exhibit 10.2 of the registrant’s Current Report on 8-K filed with the Commission on February 26, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

25