Form 10-Q
period 2010-06-30
AXESSTEL INC
filed 2010-08-11
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 10, 2010
Common Stock, $0.0001 per share	23,683,482 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2010

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	the likelihood that new competitors and new technologies will emerge and may further increase competition;

•	anticipated trends in the level of our in operating expenses;

•	our ability to obtain future financing or funds when needed;

•	our ability to successfully obtain a diverse customer base;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	our ability to attract and retain a qualified employee base;

•	the timing of any new product introductions or anticipated customer demand for new product releases;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions that may involve additional uncertainties; and

•	our ability to formulate, update and execute a successful business strategy.

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$769,935	$602,106
Accounts receivable, less allowance for doubtful accounts of $585,000 at June 30, 2010 and $1,200,000 at December 31, 2009	8,453,957	10,908,292
Inventories, net	1,438,000	2,925,388
Prepayments and other current assets	534,449	773,036

Total current assets	11,196,341	15,208,822
Property and equipment, net	209,673	333,521
Other assets:
Licenses, net	336,043	555,139
Other, net	75,267	91,857

Total other assets	411,310	646,996

Total assets	$11,817,324	$16,189,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,681,105	$12,629,113
Bank financing	4,782,038	4,485,318
Accrued commissions	803,000	1,911,000
Accrued royalties	1,567,000	1,430,000
Accrued warranties	375,000	375,000
Other accrued expenses and current liabilities	1,867,552	1,980,795

Total current liabilities	21,075,695	22,811,226

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 23,683,482 and 23,456,232 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,368	2,346
Additional paid-in capital	39,889,249	39,760,026
Accumulated other comprehensive gain	1,489	—
Accumulated deficit	(49,151,477)	(46,384,259)

Total stockholders’ deficit	(9,258,371)	(6,621,887)

Total liabilities and stockholders’ deficit	$11,817,324	$16,189,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
Revenues	$11,201,874	$11,904,143	$26,678,363	$25,647,324
Cost of goods sold	9,154,223	9,110,005	22,039,669	20,603,086

Gross margin	2,047,651	2,794,138	4,638,694	5,044,238

Operating expenses
Research and development	584,103	902,451	1,456,453	1,929,874
Selling, general and administrative	2,465,950	3,868,150	5,279,440	7,071,653

Total operating expenses	3,050,053	4,770,601	6,735,893	9,001,527

Operating loss	(1,002,402)	(1,976,463)	(2,097,199)	(3,957,289)
Other income (expense)
Interest expense, net	(357,737)	(294,683)	(669,886)	(501,518)
Other, net	—	75,365	(133)	63,367

Total other income (expense)	(357,737)	(219,318)	(670,019)	(438,151)

Loss before income tax provision	(1,360,139)	(2,195,781)	(2,767,218)	(4,395,440)
Income tax provision	—	—	—	—

Net loss	$(1,360,139)	$(2,195,781)	$(2,767,218)	$(4,395,440)

Loss per share
Basic	$(0.06)	$(0.09)	$(0.12)	$(0.19)

Diluted	$(0.06)	$(0.09)	$(0.12)	$(0.19)

Weighted average shares outstanding
Basic	23,494,107	23,266,857	23,475,170	23,247,920
Diluted	23,494,107	23,266,857	23,475,170	23,247,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	June 30, 2010	June 28, 2009
Cash flows from operating activities:
Net loss	$(2,767,218)	$(4,395,440)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	381,105	711,283
Stock-based compensation	129,245	270,993
Provision for losses on accounts receivable	261,850	1,074,001
(Increase) decrease in:
Accounts receivable	2,442,485	11,025,600
Inventories	1,487,388	(2,588,283)
Prepayments and other current assets	(11,413)	1,132,769
Other assets	(12,150)	(906)
Increase (decrease) in:
Accounts payable	(948,008)	(5,902,939)
Accrued expenses and other liabilities	(1,084,243)	(2,107,620)

Total adjustments	2,646,259	3,614,898

Net cash used in operating activities	(120,959)	(780,542)

Cash flows from investing activities:
Payment on note receivable	—	160,331
Acquisition of property and equipment	(9,421)	(216,045)

Net cash used in investing activities	(9,421)	(55,714)

Cash flows from financing activities:
Net proceeds of bank financings	296,720	472,305

Net cash provided by financing activities	296,720	472,305

Cumulative translation adjustment	1,489	(22,003)

Net increase (decrease) in cash and cash equivalents	167,829	(385,954)
Cash and cash equivalents at beginning of year	602,106	1,662,311

Cash and cash equivalents at end of period	$769,935	$1,276,357

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$699,237	$340,289
Income tax	$—	$—

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

For 2010, we have established the calendar quarter-end as the financial reporting date for both our quarterly and annual results. In 2009, we had established the Sunday nearest to the end of the calendar quarter to be the financial reporting date for our quarterly results and the calendar year-end for our annual results. The second quarter of the years ending December 31, 2010 and 2009 ended on June 30, 2010 and June 28, 2009, respectively.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At June 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $585,000 and $1,200,000, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out method), based on actual cost charged by the supplier, or market. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. At June 30, 2010 and December 31, 2009, the reserve for excess and obsolete inventory was $1,750,000.

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

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets, such as fixed assets, licenses, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification, (“FASB ASC”) 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is identified. During the three and six months ended June 30, 2010 and June 28, 2009, we determined that there was no impairment of long-lived assets.

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

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At June 30, 2010 and December 31, 2009, there was no allowance for sales returns.

All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units is included in cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the six months ended June 30, 2010, warranty costs amounted to $79,000 and, as of June 30, 2010, we have established a warranty reserve of $375,000 to cover additional service costs over the life of the warranties. During the six months ended June 28, 2009, warranty costs amounted to $173,000 and, as of June 28, 2009, we established a warranty reserve of $460,000 to cover additional service costs over the life of the warranty.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the six months ended June 30, 2010 and June 28, 2009 include stock-based compensation costs of $129,000 and $271,000, respectively. Following is a summary of stock-based compensation costs, by income statement classification:

	Six Months ended June 30, 2010	Six Months ended June 28, 2009
Research and development	$8,000	$48,000
Selling, general and administrative	121,000	223,000

Total	129,000	271,000
Tax effect on share-based compensation	—	—

Net effect on net loss	$129,000	$271,000

Effect on loss per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Valuation of Stock Option Awards and Stock Grants

We have one stock option plan under which stock options and stock grants are issued to our employees and directors. During the six months ended June 30, 2010, we granted to certain of our employees options to purchase 980,000 shares of our common stock at exercise prices ranging from $0.10 to $0.13 per share and granted 227,250 shares of our common stock to our non-executive directors as part of their annual compensation package at a fair value of $0.11 per share. During the six months ended June 28, 2009, we granted to certain of our employees and directors options to purchase 883,000 shares of our common stock at exercise prices ranging from $0.28 to $0.38 per share and granted 227,250 shares of our common stock to our non-executive directors as part of their annual compensation package at a fair value of $0.33 per share. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years, and vest over one to four years. The fair value of the stock grants are based on the market price at the date the grants were issued and vest monthly over a period of twelve months.

Stock Option Exchange Program

On May 12, 2010, the compensation committee of our board of directors approved a one-time stock option exchange program (the “Exchange Program”) with respect to options that have been issued under various option plans. Under the Exchange Program, our current employees were offered the opportunity to exchange certain outstanding options to purchase common stock for a lesser number of new options (as determined in accordance with the exchange ratios below).

Eligible options under the Exchange Program consisted of grants held by existing employees with exercise prices of $0.28 or higher. Eligible options were exchanged for new options on the basis of two, three, or four eligible options for each new option granted. The new options were issued at an exercise price of $0.08 per share, the closing price on the exchange date of May 12, 2010.

In establishing the exchange ratios our compensation committee considered the value of the eligible options being surrendered versus the value of the new options. At these exchange ratios the value of the eligible options surrendered exceeds the value of the new options being granted on the exchange date. These valuations are based on a Black Scholes model of the weighted average exercise price for the eligible options within a given exercise range versus the value of the new options. The Black Scholes calculation was conducted using an estimated term of 5 or 6 years, annualized volatility of 100%, no anticipated dividend yield and a risk free rate of 2.29%.

The following table summarizes the eligible options that were exchanged under the Exchange Program:

Prior exercise price	Exchanged Options	Exchange Ratio	New Options
$0.28 - $0.99	602,500	2 : 1	301,250
$1.00 - $1.99	415,000	3 : 1	138,333
$2.00 and above	510,000	4 : 1	127,500

Total	1,527,500		567,083

Income Taxes

We account for income taxes in accordance with FASB ASC 740 “ Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At June 30, 2010 and December 31, 2009 we have established a full reserve against all deferred tax assets.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. For the six months ended June 30, 2010 and June 28, 2009, 3,450,558 and 3,806,687 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
Numerator:
Net loss	$(1,360,139)	$(2,195,781)	$(2,767,218)	$(4,395,440)

Denominator:
Basic loss per share—weighted average shares	23,494,107	23,266,857	23,475,170	23,247,920
Effect of dilutive securities:
Stock options and warrants	—	—	—	—

Diluted loss per share—adjusted weighted average shares	23,494,107	23,266,857	23,475,170	23,247,920

Basic loss per share	$(0.06)	$(0.09)	$(0.12)	$(0.19)

Diluted loss per share	$(0.06)	$(0.09)	$(0.12)	$(0.19)

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

	Three Months Ended		Six Months Ended
	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
Net loss	$(1,360,139)	$(2,195,781)	$(2,767,218)	$(4,395,440)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,489	12,707	1,489	(22,003)

Comprehensive loss	$(1,358,650)	$(2,183,074)	$(2,765,729)	$(4,417,443)

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

During the six months ended June 30, 2010, 74% of our revenues were from three customers, comprised of 31%, 26% and 17%. Those customers were located in Poland, Venezuela, and Scandinavia, respectively. At June 30, 2010, the amounts due from such customers were $2.3 million, $770,000 and $1.4M, respectively, which were included in accounts receivable. During the six months ended June 30, 2010, we purchased the majority of our products from one manufacturer. At June 30, 2010, the amount due to this manufacturer was $9.7 million.

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

As of June 30, 2010, we maintained inventory of $194,000 in China and $832,000 in Dubai. In addition, most of our $8.5 million of accounts receivable at June 30, 2010 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $929,000 and $653,000 for the six months ended June 30, 2010 and June 28, 2009, respectively.

Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

2. LIQUIDITY AND GOING CONCERN

We have experienced significant net losses to date from operations. At June 30, 2010, we had cash and cash equivalents of $770,000, negative working capital of $9.9 million, and stockholders’ deficit of $9.3 million.

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

The tightening of global credit markets has caused some major lenders to withdraw or reduce their programs for financing non U.S. accounts receivable. We currently maintain an accounts receivable credit facility that permits us to factor, on a recourse basis, certain credit insured foreign accounts receivable. The lender has the discretion to accept or reject any individual account receivable for factoring. Borrowings bear interest at the rate of 16% per annum and are secured by a lien on all of our foreign receivables. At June 30, 2010, we had borrowings of $3.3 million under the facility. We repay the amounts borrowed under the facility as the underlying accounts receivable are paid. The lender has indicated that they will allow us to borrow up to $11.0 million under this facility, subject to their approval of the underlying account receivable.

In April 2010, we entered into a line of credit with a commercial bank in China. The initial borrowing limit is $1.5 million under this facility, with the opportunity to increase the limit following the establishment of a payment history. Borrowings under this line bear interest based on the People’s Bank of China twelve month adjustable rate, presently at a rate of 5% per annum.

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

At June 30, 2010, we owed our primary manufacturer $9.7 million, of which $5.3 million was past due under the terms of our credit arrangement. Although we expect to further reduce the past due amounts in the second half of 2010, our primary manufacturer has imposed shipment delays and manufacturing delays in the past when our account has been significantly past due. Any change in open credit terms from our contract manufacturers, as a result of credit restrictions imposed by their lenders or otherwise, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

Poor operating results since the beginning of 2009 have greatly reduced our working capital position from $241,000 at December 31, 2008 to a deficit of $9.9 million at June 30, 2010. While we have diversified our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results over the next year. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

We are evaluating additional manufacturing and financing arrangements to increase our available working capital and to allow us to grow our business without the sale of additional debt or equity securities. If we can continue to secure products from our contract manufacturers in sufficient quantities and secure financing of customer and distributor payment obligations, we believe that we will have sufficient cash to finance our operations. However, if we fail to generate sufficient product sales, we will not generate sufficient cash to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. The recent worldwide financial crisis has decreased the number of commercial banking institutions that are willing to extend credit on foreign based receivables. In addition, the number of investment funds committing capital to microcap issuers has decreased, and pricing for financing of both debt and equity has increased.

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

3. INVENTORIES

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials	$473,983	$521,857
Finished goods	2,714,017	4,153,531

	3,188,000	4,675,388
Less reserves for excess and obsolete inventories	(1,750,000)	(1,750,000)

	$1,438,000	$2,925,388

4. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	June 30, 2010	December 31, 2009
Prepaid taxes	$34,000	$34,000
Prepaid insurance	124,523	125,016
Prepaid rent	43,351	33,873
Prepaid tooling	86,247	215,144
Supplier advances	194,976	67,500
Other	51,352	297,503

	$534,449	$773,036

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2010	December 31, 2009
Machinery and equipment	$317,923	$317,923
Office furniture and equipment	463,406	453,982
Software	2,916,002	2,916,002
Leasehold improvements	30,085	30,085

	3,727,416	3,717,992
Accumulated depreciation	(3,517,743)	(3,384,471)

	$209,673	$333,521

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

All of our licenses have no fixed termination dates and we have assigned estimated lives ranging from two to ten years. The licenses consisted of the following:

	June 30, 2010	December 31, 2009
Licenses	$3,500,000	$3,500,000
Accumulated amortization	(3,163,957)	(2,944,861)

	$336,043	$555,139

Amortization expense related to these licenses amounted to $219,000 and $305,000 for the six months ended June 30, 2010 and June 28, 2009, respectively. Estimated future amortization expense related to licenses at June 30, 2010 is as follows:

2010	$161,000
2011	100,000
2012	75,000

Total	$336,000

7. OTHER ASSETS

Other assets consisted of the following:

	June 30, 2010	December 31, 2009
Deposits	$46,523	$34,373
Patents and trademarks, net	28,744	57,484

	$75,267	$91,857

8. BANK FINANCINGS

As of June 30, 2010 and December 31, 2009, we had outstanding loans of $3.3 million and $4.5 million, respectively, secured by our accounts receivable. The agreement provides factoring for certain credit insured foreign receivables and is collateralized by all the foreign receivables of the Company. Under the terms of our factoring agreement, we sell our receivables to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring agreement that bears interest at a rate of 16% per annum. The amount remitted to us by the factor equals the invoice amount of the receivable, less 20%. In the event of a commercial dispute on the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. During the six months ended June 30, 2010, the factor purchased $11.2 million of gross receivables. Since the factor acquires the receivables with recourse, we record the gross receivables and record a liability to the factor for funds advanced to us from the factor. At June 30, 2010, accounts receivable included $4.7 million of gross factored receivables of which $3.3 million was owed to the factor.

In April 2010, we entered into a line of credit with a commercial bank in China. The initial borrowing limit is $1.5 million under this facility, with the opportunity to increase the limit following the establishment of a payment history. Borrowings under this line bear interest based on the People’s Bank of China twelve month adjustable rate, presently at a rate of 5% per annum. At June 30, 2010, $1.5M was outstanding under this facility.

9. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2010	December 31, 2009
Customer advances	$192,659	$597,930
Accrued payroll, taxes and benefits	293,457	205,303
Accrued foreign sales tax	777,000	549,000
Accrued freight	50,000	50,000
Accrued interest	89,438	118,789
Accrued legal and professional fees	100,000	100,000
Accrued operating expenses	364,998	359,773

	$1,867,552	$1,980,795

10. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues and assets by geographic region and product line, but do not manage operations by region.

Revenues by geographic region based on customer locations were as follows:

	Three months ended		Six months ended
	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
Revenues
Asia	$88,450	$32,926	$88,450	$76,315
EMEA	7,900,087	9,568,372	16,076,125	19,159,834
Latin America	1,099,330	1,653,229	7,989,986	5,154,869
North America (United States and Canada)	2,114,007	649,616	2,523,802	1,256,306

Total revenues	$11,201,874	$11,904,143	$26,678,363	$25,647,324

Our voice product line consists of fixed wireless phones and voice/data terminals. Our data product line consists of broadband modems, 3G gateway devices, and M2M security devices. Revenues by product line were as follows:

	Three months ended		Six months ended
	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
Revenues
Voice Products	$1,095,801	$2,029,852	$8,857,150	$6,426,360
Data Products	10,106,073	9,874,291	17,821,213	19,220,964

Total revenues	$11,201,874	$11,904,143	$26,678,363	$25,647,324

11. COMMITMENTS AND CONTINGENCIES

In 2005 and 2006, we entered into non-cancelable operating leases for approximately 17,000 square feet of office space for our corporate headquarters and United States operations. The premise is located at 6815 Flanders Drive, San Diego, California. The lease term is 67 months and expires in February 2011 with a five year option to renew. The basic monthly rent is approximately $34,000 during the remainder of the 67 month period.

Future estimated lease payments are as follows:

Total Amount
2010	$203,000
2011	51,000
Thereafter	—

$254,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the three and six months ended June 30, 2010 amounted to $109,000, and $213,000, respectively. Rent expenses incurred for short-term and long-term obligations for the three and six months ended June 28, 2009 amounted to $168,000 and $325,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause as of June 30, 2010, the severance expense due would be $802,000, plus payments equal to twelve months of continuing healthcare coverage under COBRA.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At June 30, 2010, the Company is not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

12. SUBSEQUENT EVENTS

We have evaluated subsequent events through August 11, 2010, the date which the financial statements were issued. There were no subsequent events that require adjustment to or disclosure in these financial statements.

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

Our products have similar functionality to phones and modems that use traditional landline telecommunications networks; however, our products are wireless and can be substituted for wired phones and modems. Most of our products sold to date have been based on 2G and 3G CDMA (Code Division Multiple Access) technology developed by Qualcomm Incorporated. We are increasing our focus on new products based on GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies to enhance our product offerings and expand our markets. In addition to the introduction of GSM and GPRS based products, we have increased our focus on the development of data products, including broadband modems, 3G and VoIP gateway devices and M2M devices, which now represent the majority of our overall revenues.

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

Recent Developments

Our operating results for 2009 were significantly impacted by the global economic recession, which has caused telecommunications operators to delay the rollout of new network infrastructure and consumers to slow their spending on network and telephone equipment. We recorded revenues of $50.8 million for 2009, and a net loss of $10.1 million.

The first half of 2010 has shown incremental, but not substantial improvement in our results of operations. Through these difficult economic times, we have been striving to increase revenues and reduce costs of goods sold and operating expenses. One of our principal operating objectives has been the transition of product design and manufacturing operations to China. Through this transition, we are targeting the development of more cost efficient products which we anticipate will help us increase customer demand and revenues, decrease cost of goods sold and reduce operating expenses. We established an operating subsidiary in China effective January 29, 2010. We have been working through that entity to develop a re-engineered product line of more cost competitive products. We have delivered samples of those products to prospective customers for homologation testing on their networks and expect to receive orders in the second half of 2010. As a result, the second quarter of 2010 has been a transitional quarter. The introduction of our new products has generated substantial customer interest, but we do not expect to receive significant orders for those products until testing is completed in the second half of 2010.

Revenues for the first half of 2010 were $26.7 million, an increase of 4% over the same period last year. Costs of goods sold increased 7% for the first half of 2010 compared to the same period last year. The increase is partially attributable to the increase in revenues and decreased gross margins; however, we expect to reduce costs of good sold as a percentage of revenue in the second half of 2010 as discussed below. We reduced operating expenses to $6.7 million for the first half of 2010, a 25% reduction compared the same period last year. The reduction in operating expenses helped narrow our net loss for the first half of 2010 to $2.8 million, compared to a net loss of $4.4 million for the same period last year.

Revenues by geographic region based on customer locations were as follows:

	Three months ended		Six months ended
	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
Revenues
Asia	$88,450	$32,926	$88,450	$76,315
EMEA	7,900,087	9,568,372	16,076,125	19,159,834
Latin America	1,099,330	1,653,229	7,989,986	5,154,869
North America (United States and Canada)	2,114,007	649,616	2,523,802	1,256,306

Total revenues	$11,201,874	$11,904,143	$26,678,363	$25,647,324

For the past few years, our principal sales regions have been Europe, Middle East and Africa (EMEA) and Latin America. Sales in 2010 for those regions were similar to sales levels in 2009. Sales in Latin America were a more significant percentage of the total in 2010, principally as a result of a large order we supplied to a Venezuelan customer in the first quarter of 2010. It was the increase in sales in North America that drove our overall increase in revenues. Revenues for North America were $2.1 million for the second quarter of 2010, the highest quarterly revenue we have ever recorded in North America. The growth in sales in North America is primarily the result of initiatives we have secured with Verizon Wireless (Verizon). We secured certification under Verizon’s Open Development Initiative for our MV440 Wi-Fi Gateway, and began receiving our first commercial orders from Verizon authorized resellers in the second quarter of 2010. We are preparing to introduce a second product under Verizon’s Open Development Initiative. We are also working with two additional Tier 1 carriers on products to support their fixed line replacement strategy.

Our transition to establish a base of operations in China has significantly progressed in the first half of 2010. Our design team has begun working with manufacturers to develop and customize products to incorporate our design and functional requirements on their baseline designs. This approach provides the opportunity to reduce research and development expenses, shorten time to market for new products, and leverage supply chains and economies of scale to reduce product costs. In the international markets, we are launching eight re-engineered phone products and five re-engineered data products that we have produced with our new research and development partners in China. These products contain the same Axesstel design, interface and functionality, but are manufactured at substantial discounts to our previous pricing. We have completed the design and initial development work on these products and they are currently going through homologation testing with wireless network carriers around the world. We expect that orders for these products will impact our operations for the second half of 2010. This transition is expected to reduce our cost of goods sold as a percentage of revenue, and improve gross margins. We have also completed the release of our 3G gateway device with VOIP voice services. We have received an initial order for 19,000 units of this next generation device from a Tier 1 carrier in Europe.

We have significantly reduced our operating expenses. Our second quarter operating expenses were $3.1 million, resulting in a decrease of 36% as compared to the same period last year. The reductions in selling, general and administrative expenses were primarily related to the reduction in overhead associated with the sale of our Korean subsidiary in the fourth quarter of 2009, as well as reductions in headcount in each of our operating functions. The transition to an outsourced development model has also allowed us to reduce research and development expenses. Research and development expenses for the second quarter of 2010 were $584,000, a reduction of 35% from the same period last year. We anticipate further reductions in research and development in the second half of 2010 as a result of the termination of our Engineering Services Agreement with our former Korean subsidiary, pursuant to which they provided maintenance and development support for our legacy products.

Continuing losses from operations have significantly impacted our financial condition. At June 30, 2010 we had cash and cash equivalents of $770,000 and negative working capital of $9.9 million. During the quarter we established a line of credit with a commercial bank in China for $1.5 million, which provides capital to support product orders with our contract manufacturers. Despite our new credit facility in China, we do not currently have cash reserves or credit facilities that would enable us to sustain significant losses. If we continue to incur operating losses, we may not generate sufficient capital to fund our operations.

We rely on a combination of open credit terms from our manufacturers and the ability to finance our accounts receivable to minimize our working capital requirements. At June 30, 2010 we owed our primary contract manufacturer $9.7 million on our account, of which $5.3 million was past due under the terms of our credit arrangement. If our contract manufacturers restrict our credit terms or we are unable to secure financing for our accounts receivables, it would have a significant impact on our ability to fund our operations.

Outlook

We are not issuing specific guidance for 2010. However, we are taking the steps we believe are necessary to transition Axesstel into a profitable company with globally competitive products.

We are working to decrease our costs of goods sold and operating expenses through more extensive use of outsourcing to lower cost manufacturers. The impact of that transition is expected to become more significant in the third and fourth quarters of 2010, as customers complete testing and begin to place orders for our re-engineered lower cost products. We have reduced our fixed expenses to target profitability at approximately $60 million of annual revenue, assuming gross margins in the low-twenties and no extraordinary expenses. On this basis, any economic rebound that drives growth in our overall revenues would be expected to result in increased performance.

However, the global economy and credit markets continue to be uncertain. If economic or credit conditions impact customer demand for our products, our customers’ ability to operate their networks and purchase our products, or our ability to finance the manufacture and delivery of our products, our results of operations could vary significantly from our expectations. In addition, we rely on credit from our contract manufacturers to produce goods for sale, and the ability of our customers or distributors to provide suitable credit or credit enhancement to enable us to immediately finance the account receivable from the customers. We then use the proceeds from financing accounts receivable to pay our contract manufacturers. Any change in our credit terms, or any decline in the credit worthiness of our customers could impact our working capital and our ability to produce goods to meet customer orders. See “Liquidity and Capital Resources” below.

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

All of our sales are based on purchase orders or other short-term arrangements. We negotiate the pricing of our products based on the quantity and the length of the time for which deliveries are to be made. For orders involving a significant number of units, or which involve deliveries over a long period of time, we typically receive rolling forecasts or a predetermined quantity for a fixed period of time from our customers, which in turn allows us to forecast internal volume and component requirements for manufacturing. In order to minimize our collection risks, we attempt to sell to our international customers under guaranteed letters of credit or open terms secured by credit insurance. At times, we extend credit based on evaluation of the customer’s financial condition. Prior to 2010, substantially all of our product sales have been to customers outside of the United States. In order to minimize foreign exchange risk, we have made all sales to date in United States dollars.

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

Inventories—Provision for Excess and Obsolete

Inventories are stated at the lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value or losses on inventory purchase commitments depend on various items, including factors related to customer demand, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations. The determination of provisions for excess and obsolete inventories requires significant management judgment and can have a significant impact on our results of operations.

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

Please see “Note 1—Basis of Presentation” to our financial statements for a more complete discussion of the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

Quarterly Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations data (in thousands) and the percentages of total revenues thereto.

($ in thousands)	Three months ended June 30, 2010		Three months ended June 28, 2009		Six months ended June 30, 2010		Six months ended June 28, 2009
Revenues	$11,202	100.00%	$11,904	100.00%	$26,678	100.00%	$25,647	100.00%
Cost of goods sold	9,154	81.72	9,110	76.53	22,039	82.61	20,603	80.33

Gross margin	2,048	18.28	2,794	23.47	4,639	17.39	5,044	19.67

Operating expenses:
Research and development	584	5.21	903	7.59	1,457	5.46	1,930	7.53
Selling, general and administrative	2,466	22.01	3,868	32.49	5,279	19.79	7,071	27.57

Total operating expenses	3,050	27.22	4,771	40.08	6,736	25.25	9,001	35.10

Operating loss	(1,002)	(8.94)	(1,977)	(16.61)	(2,097)	(7.86)	(3,957)	(15.43)
Other income (expense), net	(358)	(3.20)	(219)	(1.84)	(670)	(2.51)	(438)	(1.71)

Loss before income tax provision	(1,360)	(12.14)	(2,196)	(18.45)	(2,767)	(10.37)	(4,395)	(17.14)
Income tax provision	—	—	—	—	—	—	—	—

Net loss	$(1,360)	(12.14)%	$(2,196)	(18.45)%	$(2,767)	(10.37)%	$(4,395)	(17.14)%

Comparison of the Three and Six Months Ended June 30, 2010 to the Three and Six Months Ended June 28, 2009

General

The global economic recession has significantly impacted the customer demand for our products. For the year ended December 31, 2009 our revenues were $50.8 million, compared to $109.6 million for 2008. We saw only slight improvement in demand for the first six months of 2010 with revenues of $26.7 million compared to $25.6 million from the first six months of 2009. We are aggressively pursuing new customers and new markets in an effort to increase revenues. We believe our full line of voice and data products will enable us to further penetrate emerging markets globally and rural markets in developed countries. However, we are not immune to the uncertainties and risks associated with the global economic slowdown; therefore, if our customers are unable to meet their projected sales, we would also experience a decline in revenue and profitability.

Revenues

For the three months ended June 30, 2010, which we refer to as Q2 2010, revenues were $11.2 million compared to $11.9 million for the three months ended June 28, 2009, which we refer to as Q2 2009, representing a 6% decrease. The decrease in revenues is attributable to decreases in sales from the EMEA and Latin America regions, which combined went from $11.2 million in Q2 2009 to $9.0 million in Q2 2010, offset by increases in revenues from the North America region which increased by $1.5 million in the comparable periods.

In Q2 2010, our revenues were derived principally from three customers, which together represented 74% of revenues, and individually represented 32%, 29% and 13% of revenues. In Q2 2009, our revenues were derived principally from two customers, which together represented 53% of revenues, and individually represented 41% and 12% of revenues. Our revenues for Q2 2010 consisted of 10% for voice products and 90% for data products. For Q2 2009, our revenues consisted of 17% for voice products and 83% for data products.

For the six months ended June 30, 2010, revenues were $26.7 million compared to $25.6 million for the six months ended June 28, 2009, representing a 4% increase. The increase in revenues is mainly attributable to increased sales in the North American and Latin America regions which went from $1.3 million and $5.2 million, respectively, in the six months ended June 28, 2009 to $2.5 million and $8.0 million, respectively, in the six months ended June 30, 2010. This was offset by decreased revenue from the

EMEA region, which went from $19.2 million for the six months ended June 28, 2009 to $16.1 million for the six months ended June 30, 2010.

For the six months ended June 30, 2010, our revenues were derived principally from three customers, which together represented 74% of revenues, and individually represented 31%, 26% and 17% of revenues. For the six months ended June 28, 2009, our revenues were derived principally from two customers, which together represented 58% of revenues, and individually represented 43% and 15% of revenues. Our revenues for the six months ended June 30, 2010, consisted of 33% for voice products and 67% for data products. For the six months ended June 28, 2009, our revenues consisted of 25% for voice products and 75% for data products.

Our objective is to expand our product portfolio for fixed wireless phone and broadband access products in the future, as well as to expand our customer base to reach new customers and new regions. As we grow, we expect to become less dependent on a limited concentration of customers.

Cost of Goods Sold

For Q2 2010, cost of goods sold was $9.2 million compared to $9.1 million for Q2 2009, an increase of 1%. The Q2 2010 increase was impacted by a $267,000 write-off for excess and obsolete inventory during the period and decreased margins. For the six months ended June 30, 2010, cost of goods sold was $22.0 million compared to $20.6 million for the six months ended June 28, 2009, an increase of 7%. The increase for the six months ended June 30, 2010 is attributable to the increased revenues from the comparative periods, excess and obsolete inventory write-off of $267,000, and decreased margins.

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

Gross Margin

For Q2 2010, gross margin as a percentage of revenues was 18% compared to 23% for Q2 2009. For the six months ended June 30, 2010, gross margin as a percentage of revenues was 17% compared to 20% for the six months ended June 28, 2009. Both gross margin percentage decreases were primarily attributable to increased competition in our markets, a $267,000 write-off of excess and obsolete inventory, increased freight expense, and the sale of some aged inventory at reduced pricing to reduce the risk of further inventory obsolescence.

We expect margins to improve to the low twenties in the second half of 2010, as we introduce new products in our markets and expand our business in North America, which typically generates higher prices and higher margins. However, margins may fluctuate on an individual quarterly basis due to competition, customer and product mix, as well as other factors.

Research and Development

For Q2 2010, research and development was $584,000 compared to $903,000 for Q2 2009, a decrease of 35%. As a percentage of revenues, research and development for Q2 2010 decreased to 5% from 8% in Q2 2009. For the six months ended June 30, 2010, research and development was $1.5 million, compared to $1.9 million for the six months ended June 28, 2009, a decrease of 25%. As a percentage of revenues, research and development for the first half of 2010 were 5% compared to 8% in the first half of 2009. The decreases from both periods were mainly attributable to decreases in the internal development of our phone products and the sale of our Korean subsidiary in the fourth quarter of 2009.

We are presently spending much of our research and development funds on the development of our data products. In addition, significant modifications to current products are required for each customer and each geographical location where the end user is located. As we continue the development focus for our data products, we will continue to lower the cost in the development of our phone products. In November 2009, we entered into an Engineering Services Agreement with Xcellen Co. Ltd (Xcellen) under which Xcellen provides engineering support for our existing product lines. The Engineering Service Agreement required us to make monthly payments of $135,000 and was terminated on May 15, 2010. Accordingly, we anticipate further reductions in our research and development in the second half of 2010.

Selling, General and Administrative

For Q2 2010, selling, general and administration expenses were $2.5 million compared to $3.9 million for Q2 2009, a decrease of 36%. As a percentage of revenue, selling, general and administration expenses for Q2 2010 decreased to 22% from 32% in Q2

2009. For the six months ended June 30, 2010, selling, general and administration expenses were $5.3 million, compared to $7.1 million for the six months ended June 28, 2009, a decrease of 25%. As a percentage of revenue, selling, general and administration expenses for the six months ended June 30, 2010 decreased to 20% from 28% in the six months ended June 28, 2009. The decreases from both periods were mainly attributable to decreased bad debt expense, lower external sales commissions, and reduced wage and bonus costs.

We expect selling, general and administrative expenses to remain stable for the remainder of 2010, with the exception of fluctuating sales commission expenses based on the revenue levels and customer mix that we experience in 2010.

Other Income (Expense)

For Q2 2010, other income (expense) was a net expense of $358,000 compared to a net expense of $219,000 for Q2 2009. For the six months ended June 30, 2010, other income (expense) was a net expense of $670,000 compared to a net expense of $438,000 for the six months ended June 28, 2009. The majority of the expense from the comparable periods resulted from interest expense associated from debt and financing activities.

Provision for Income Taxes

No income tax provisions were recorded in the six months ended June 30, 2010 or June 28, 2009. Currently, we have established a full reserve against all deferred tax assets.

Net Loss

For Q2 2010, net loss was $1.4 million compared to net loss of $2.2 million for Q2 2009. For the six months ended June 30, 2010, net loss was $2.8 million compared to net income of $4.4 million for the six months ended June 28, 2009.

Liquidity and Capital Resources

Liquidity

At June 30, 2010, cash and cash equivalents were $770,000 compared to $602,000 at December 31, 2009. In addition, at June 30, 2010, accounts receivable were $8.5 million compared to $10.9 million at December 31, 2009. At June 30, 2010 we had negative working capital of $9.9 million, compared to negative working capital of $7.6 million at December 31, 2009.

For the six month period ended June 30, 2010, we used $121,000 of cash from operations which was derived from the cash net loss of $2.0 million (net income plus non-cash adjustments for the write-off of stock-based compensation, accounts receivable provision, and depreciation and amortization) offset by changes in operating assets and liabilities of $1.9 million. Our principal source of cash for the first half of 2010 was the collection of accounts receivable which provided $2.4 million.

Investment activities used $9,000 during the six month period ended June 30, 2010. As of June 30, 2010, we did not have any significant commitments for capital expenditures.

Financing activities provided $297,000 of cash during the six month period ended June 30, 2010 from bank financings.

Capital Resources

Other than cash provided by operations, our primary source of working capital is borrowings which are secured by our accounts receivable. We rely on a combination of accounts receivable financing and open credit terms from our manufacturing partners to facilitate our working capital requirements. Generally, we only acquire and build inventory against a purchase order, and under our current arrangements, we can use the proceeds from financing the accounts receivable to pay our manufacturers for the costs of good sold within the period of their open credit terms. However, our contract manufacturers do order certain parts with long lead times based on rolling sales forecasts that we provide. In the event that our forecasts are incorrect and our contract manufacturer does not use the long lead time parts, or if we have a customer notify us of their cancellation or inability to pay for a purchase order, our contract manufacturer has the right, after a specified period of time, to deliver the raw material or finished goods inventory to us and demand payment.

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

Our principal source of borrowing during the first half of 2010 was an accounts receivable credit facility. We currently maintain an accounts receivable credit facility that permits us to factor, on a recourse basis, certain credit insured foreign accounts receivable.

The lender has the discretion to accept or reject any individual account receivable for factoring. Borrowings bear interest at the rate of 16% per annum and are secured by a lien on all of our foreign receivables. At June 30, 2010, we had borrowings of $3.3 million under the facility. We repay the amounts borrowed under the facility as the underlying accounts receivable are repaid. The lender has indicated that they will allow us to borrow up to $11.0 million under this facility, subject to their approval of the underlying account receivable.

During the second quarter, we entered into a line of credit with a commercial bank in China. The initial borrowing limit was $1.5 million under this facility, with the opportunity to increase the limit following the establishment of a payment history. Borrowings under this line bear interest based on the People’s Bank of China twelve month adjustable rate, presently at a rate of 5% per annum. At June 30, 2010 we had borrowings of $1.5 million under this facility.

We are continuing to work with a number of lending sources in an effort to secure term debt, additional credit facilities or lower costs on borrowed funds. Except as described above, we do not have any other credit facilities available to us. We cannot provide any assurances that our existing credit facilities will remain in place, that they will be sufficient to continue to finance our operations, or that we will be successful in securing additional or replacement credit facilities should they become needed.

Poor operating results since the beginning of 2009 have substantially reduced our working capital position from $241,000 at December 31, 2008 to a deficit of $9.9 million at June 30, 2010. While we have diversified our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

We are currently past due in payments to our principal contract manufacturer. At June 30, 2010 we owed our principal contract manufacturer $9.7 million of which $5.3 million was past due under our open credit terms with this manufacturer. In the past, our contract manufacturer has temporarily suspended production when we have not made timely payments. In the short term, we are attempting to secure additional working capital through additional debt financing from an expansion of the borrowing base on our accounts receivable credit facility and an increase in our line of credit in China. We are also working to collect accounts receivable and to liquidate our inventory in order to bolster our cash position. If our contract manufacturers refuse to extend us necessary credit, or if we continue to incur significant operating losses, then we will need to raise additional capital through the sale of debt or equity securities to support our operating activities. We cannot provide any assurance that financing will be available to us when needed, or the terms upon which it may be made available.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. Interest rates for our current bank debt outstanding are based at rates ranging from 5% to 16% per annum. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 30, 2010, we had approximately $770,000 in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at June 30, 2010, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2010, the majority of our revenue was generated outside the United States. In addition, most of our products were purchased from our principal manufacturer in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from our contract manufacturer were denominated in United States dollars.

We maintain some operations in China and some in Korea for which expenses are paid in the Chinese Yuan and Korean Won. Accordingly, we do have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

We incurred a net loss for the year ended December 31, 2009 of $10.1 million and a further net loss for the first half of 2010 of $2.8 million. At June 30, 2010, we had a stockholders’ deficit of $9.3 million and a working capital deficit of $9.9 million. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability and improving our working capital position.

If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to significantly curtail or cease our operations, which could result in the loss of all of your investment in our stock.

The impact of the current economic climate and tight financing markets have impacted consumer demand for our products, our customer’s ability to finance new networks, and our ability to secure financing to support the manufacture and sale of our products.

The global economic recession has significantly impacted the customer demand for our products. For the year ended December 31, 2009 our revenues were $50.8 million, compared to $109.6 million for 2008. We saw only slight improvement in demand for the first half of 2010 to $26.7 million, compared to $25.6 million from the first half of 2009.

A substantial portion of our sales are derived from customers in developing countries. The long term impact of the current economic climate and the tight financial markets on demand for our products is unclear. If consumer demand continues to be weak, we will continue to experience reduced sales.

We have historically sold a significant portion of our products to network operators in conjunction with rollouts and upgrades to network infrastructure. The reduction in new network rollouts significantly impacted our revenues in 2009 and the first half of 2010. If operators determine that consumer demand will not support, or that they are unable to finance, new network rollouts or product launches, we may continue to experience decreased demand for our products.

Because of our limited working capital, we rely on a combination of credit terms from our contract manufacturers and credit security from our customers and distributors to minimize our working capital requirements. We depend upon open credit terms from our contract manufacturers to produce goods for sale to our customers. Our current principal contract manufacturer has reduced our open credit terms, and has informed us that it intends to continue to reduce our open credit terms over time. We are mitigating the impact of this restriction through securing new commercial loans and establishing credit relationships with new contract manufacturers. Any restrictive change in our credit terms with our contract manufacturers or commercial lenders could impact our ability to produce goods to meet customer orders.

The current economic and financial crisis may also impact the ability of our customers to provide credit security for their orders. We rely on that credit security, usually in the form of credit insurance or a letter of credit, to immediately finance the account receivable from the customer. We then use the proceeds from the account receivable financing to pay our contract manufacturers. If, as a result of the current financial crisis or otherwise, our customers are unable to secure credit insurance or a letter of credit to secure their account with us, we may be unable to fill purchase orders submitted to us and our sales may decline.

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

During 2009, we fell behind in payments to our principal contract manufacturer and remain past due on our account. We have entered relationships with new manufacturers and expect an increasing percentage of our business will come through new manufacturers. However, we currently rely on our principal contract manufacturer to produce a number of key products for us. We entered into a security agreement and standstill agreement pursuant to which the contract manufacturer agreed to continue manufacturing product after granting them a subordinated security interest in the receivables arising from the products that they sell to us, and our agreement to meet certain payment milestones to bring our account within current terms. To date, we have not met all of the payment milestones to them. Our principal contract manufacturer has decreased our open credit limit and informed us that they intend to further decrease our credit limit over time. This declining credit limit may limit our ability to accept large customer orders.

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

For the year ended December 31, 2009, three of our customers and their affiliates accounted for approximately 58% of our revenues; orders from these customers comprised approximately 30%, 18% and 10% of revenues. For the first half of 2010 three customers accounted for 74% of our revenues; orders from these customers comprised approximately 31%, 26% and 17% of revenues.

If we lose one or more of our significant customers or if one or more of our significant customers materially scales back its orders and we are unable to replace the sales of our products to other customers, our revenues may decline significantly and our results of operations may be negatively impacted.

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

We expect to begin delivery of larger volume orders and newly redesigned products from our new third party design and manufacturing partners during the second half of 2010. As we roll out the new products from our new manufacturing partners, we may experience higher levels of product warranty claims, or defect rates which could negatively impact our financial position or impair our brand’s reputation for quality. We may not be able to respond to customer demands as quickly as we have through our internal research and development resources. Working with third party designers and manufacturers may limit our ability to develop unique or protected intellectual property rights in the products. Finally, we will be dependent on the financial stability and effective operations of our design and manufacturing partners. A financial or operational setback with one of our manufacturers may impact our ability to procure product necessary to meet customer orders or to service customer requests.

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

As of December 31, 2009, we had cash and cash equivalents of $602,000 and a working capital deficit of $7.6 million. We incurred a net loss of $10.1 million in 2009, and have incurred net losses in four out of the past five years of operation. As a result, in their audit report for our financial statements for the year ended December 31, 2009 our auditors expressed substantial doubt about our ability to continue as a going concern. We incurred a further net loss of $2.8 million during the first half of 2010. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

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

AXESSTEL, INC.

Date: August 11, 2010	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.