Form 10-Q
period 2010-09-30
AXESSTEL INC
filed 2010-11-12
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 10, 2010
Common Stock, $0.0001 per share	23,683,482 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2010

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,130	$602,106
Accounts receivable, less allowance for doubtful accounts of $735,000 at September 30, 2010 and $1,200,000 at December 31, 2009	8,508,365	10,908,292
Inventories, net	1,461,000	2,925,388
Prepayments and other current assets	358,580	773,036

Total current assets	10,416,075	15,208,822
Property and equipment, net	162,478	333,521
Other assets:
Licenses, net	266,495	555,139
Other, net	60,897	91,857

Total other assets	327,392	646,996

Total assets	$10,905,945	$16,189,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,229,945	$12,629,113
Bank financing	5,858,547	4,485,318
Accrued commissions	756,000	1,911,000
Accrued royalties	1,280,000	1,430,000
Accrued warranties	375,000	375,000
Other accrued expenses and current liabilities	1,783,332	1,980,795

Total current liabilities	21,282,824	22,811,226

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 23,683,482 and 23,456,232 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2,368	2,346
Additional paid-in capital	39,920,249	39,760,026
Accumulated other comprehensive gain	(23,514)	—
Accumulated deficit	(50,275,982)	(46,384,259)

Total stockholders’ deficit	(10,376,879)	(6,621,887)

Total liabilities and stockholders’ deficit	$10,905,945	$16,189,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Revenues	$9,079,429	$15,046,420	$35,757,792	$40,693,744
Cost of goods sold	7,460,367	12,070,110	29,500,036	32,673,196

Gross margin	1,619,062	2,976,310	6,257,756	8,020,548
Operating expenses
Research and development	460,457	894,058	1,916,910	2,823,932
Selling, general and administrative	2,161,184	2,724,532	7,440,624	9,796,185

Total operating expenses	2,621,641	3,618,590	9,357,534	12,620,117

Operating loss	(1,002,579)	(642,280)	(3,099,778)	(4,599,569)
Other income (expense)
Interest expense, net	(271,926)	(249,890)	(941,812)	(751,408)
Other, net	150,000	(16,672)	149,867	46,695

Total other income (expense)	(121,926)	(266,562)	(791,945)	(704,713)

Loss before income tax provision	(1,124,505)	(908,842)	(3,891,723)	(5,304,282)
Income tax provision	—	—	—	—

Net loss	$(1,124,505)	$(908,842)	$(3,891,723)	$(5,304,282)

Loss per share
Basic	$(0.05)	$(0.04)	$(0.17)	$(0.23)

Diluted	$(0.05)	$(0.04)	$(0.17)	$(0.23)

Weighted average shares outstanding
Basic	23,683,482	23,456,232	23,544,607	23,317,357
Diluted	23,683,482	23,456,232	23,544,607	23,317,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Nine Months ended September 30, 2010	Nine Months ended September 27, 2009
Cash flows from operating activities:
Net loss	$(3,891,723)	$(5,304,282)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	561,331	995,773
Gain on sale of asset	(150,000)	—
Stock-based compensation	160,245	309,997
Provision for losses on receivables	697,740	1,210,058
Provision for inventory obsolescence	378,000	—
(Increase) decrease in:
Accounts receivable	1,952,187	12,392,758
Inventories	1,086,388	(2,139,852)
Prepayments and other current assets	164,456	1,420,830
Other assets	(52,150)	(12,480)
Increase (decrease) in:
Accounts payable	(1,399,168)	(4,597,689)
Other accrued expenses and current liabilities	(1,502,463)	(1,710,485)

Total adjustments	1,896,566	7,868,910

Net cash provided by (used in) operating activities	(1,995,157)	2,564,628

Cash flows from investing activities:
Proceeds from sale of asset	150,000	—
Payment on note receivable	—	241,976
Acquisition of property and equipment	(18,534)	(230,699)

Net cash provided by investing activities	131,466	11,277

Cash flows from financing activities:
Net proceeds (payments) of bank financings	1,373,229	(2,109,547)

Net cash provided by (used in) financing activities	1,373,229	(2,109,547)

Cumulative translation adjustment	(23,514)	40,389

Net increase in cash and cash equivalents	(513,976)	506,747
Cash and cash equivalents at beginning of year	602,106	1,662,311

Cash and cash equivalents at end of period	$88,130	$2,169,058

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$963,701	$743,692
Income tax	$—	$—

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

For 2010, we have established the calendar quarter-end to be the financial reporting date for both our quarterly and annual results. In 2009, we had established the Sunday nearest to the end of the calendar quarter to be the financial reporting date for our quarterly results and the calendar year-end for our annual results. The third quarter of the years ending December 31, 2010 and 2009 ended on September 30, 2010 and September 27, 2009, respectively.

2. LIQUIDITY AND GOING CONCERN

We have experienced significant net losses to date from operations. At September 30, 2010, we had cash and cash equivalents of $88,000, negative working capital of $10.9 million, and stockholders’ deficit of $10.4 million.

Poor operating results since the beginning of 2009 have greatly reduced our working capital position from $241,000 at December 31, 2008 to a deficit of $10.9 million at September 30, 2010. While we have diversified our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results over the next few quarters. Because of our limited cash position, a temporary reduction in cash flow from operations could have a significant impact on our ability to fund operations.

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

The tightening of global credit markets has caused some major lenders to withdraw or reduce their programs for financing non U.S. accounts receivable. We currently maintain an accounts receivable credit facility that permits us to factor, on a limited recourse basis, certain credit insured accounts receivable. The lender has the discretion to accept or reject any individual account receivable for factoring. Borrowings bear interest at the rate of 16% per annum and are secured by a lien on all of our receivables. At September 30, 2010, we had borrowings of $4.4 million under the facility. We repay the amounts borrowed under the facility as the underlying accounts receivable are paid. The lender has indicated that they will allow us to borrow up to $11.0 million under this facility, subject to their approval of the underlying account receivable.

In April 2010, we entered into a line of credit with a commercial bank in China. The initial borrowing limit is 10,000,000 Chinese Yuan (equivalent to $1.5 million at September 30, 2010) under this facility, with the opportunity to increase the limit following the establishment of a payment history. Borrowings under this line bear interest based on the People’s Bank of China twelve month adjustable rate, currently at 6% per annum. At September 30, 2010, $1.5 million was outstanding under this facility.

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

At September 30, 2010, we owed our primary contract manufacturer $9.5 million, of which $4.3 million was past due under the terms of our credit arrangement with that manufacturer. The manufacturer has advised us that it intends to reduce our credit limit under our open credit arrangement. During the third quarter of 2010, we fell behind in our plan to reduce our outstanding account balance and our contract manufacturer stopped ordering long lead time inventory components. This resulted in manufacturing and shipment delays and impacted revenues for the quarter. The change in open credit terms from our contract manufacturers, or any change in credit terms from our lenders or other contract manufacturers, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

We are evaluating additional manufacturing and financing arrangements, including pursuing purchase order financing facilities, to increase our available working capital and to allow us to grow our business without the sale of additional debt or equity securities. If we can grow our business and secure products from our contract manufacturers in sufficient quantities, we believe that we will be able to generate cash from operations and secure financing to provide sufficient cash to finance our operations. However, if we fail to generate sufficient product sales, we will not generate sufficient cash to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. The recent worldwide financial crisis has decreased the number of commercial banking institutions that are willing to extend credit on foreign based receivables. In addition, the number of investment funds committing capital to microcap issuers has decreased, and pricing for financings of both debt and equity has increased.

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

3. SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. At times, obligations for our foreign customers are secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At September 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $735,000 and $1,200,000, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out method), based on actual cost charged by the supplier, or market. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. At September 30, 2010 and December 31, 2009, the reserve for excess and obsolete inventory was $2,128,000 and $1,750,000, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery and equipment	3 to 7 years
Office furniture and equipment	3 to 7 years
Software	3 years
Leasehold improvements	Life of lease, or useful life if shorter

Licenses

Licenses include the cost of two non-exclusive worldwide software technology licenses which allow us to manufacture both fixed wireless and certain mobile CDMA, WCDMA, and HSPA based products and to sell and/or distribute them worldwide, and the cost of one license that provides software technology that allows us to incorporate VoIP applications into certain of our products. The licenses have no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic lives of the licenses, which management has estimated ranges from two to ten years.

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at approximately four years.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets, such as fixed assets, licenses, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification, (“FASB ASC”) 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is identified. During the three months ended September 30, 2010 and September 27, 2009, we determined that there was no impairment of long-lived assets.

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

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At September 30, 2010 and December 31, 2009, there was no allowance for sales returns.

All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units is included in cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the nine months ended September 30, 2010, warranty costs amounted to $108,000 and, as of September 30, 2010, we have established a warranty reserve of $375,000 to cover additional service costs over the life of the warranties. During the nine months ended September 27, 2009, warranty costs amounted to $87,000 and, as of September 27, 2009, we established a warranty reserve of $325,000 to cover additional service costs over the life of the warranty.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the nine months ended September 30, 2010 and September 27, 2009 include stock-based compensation costs of $160,000 and $310,000, respectively. Following is a summary of stock-based compensation costs, by income statement classification:

	Nine Months ended September 30, 2010	Nine Months ended September 27, 2009
Research and development	$12,000	$72,000
Selling, general and administrative	148,000	238,000

Total	160,000	310,000
Tax effect on share-based compensation	—	—

Net effect on net loss	$160,000	$310,000

Effect on loss per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Valuation of Stock Option Awards

We have one stock option plan under which stock options and stock grants are issued to our employees and directors. During the nine months ended September 30, 2010, we granted to certain of our employees options to purchase 980,000 shares of our common stock at exercise prices ranging from $0.10 to $0.13 per share and granted 227,250 shares of our common stock to our non-executive directors as part of their annual compensation package at a fair value of $0.11 per share. During the nine months ended September 27, 2009, we granted to certain of our employees and directors options to purchase 958,000 shares of our common stock at exercise prices ranging from $0.12 to $0.38 per share and granted 227,250 shares of our common stock to our non-executive directors as part of their annual compensation package at a fair value of $0.33 per share. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years, and vest over one to four years. The fair value of the stock grants are based on the market price at the date the grants were issued and vest monthly over a period of twelve months.

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

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit. At September 30, 2010 and December 31, 2009 we have established a full reserve against all deferred tax assets.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. For the nine months ended September 30, 2010 and September 27, 2009, 3,450,558 and 3,776,945 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Numerator:
Net loss	$(1,124,505)	$(908,842)	$(3,891,723)	$(5,304,282)

Denominator:
Basic loss per share— weighted average shares	23,683,482	23,456,232	23,544,607	23,317,357
Effect of dilutive securities:
Stock options and warrants	—	—	—	—

Diluted loss per share—adjusted weighted average shares	23,683,482	23,456,232	23,544,607	23,317,357

Basic loss per share	$(0.05)	$(0.04)	$(0.17)	$(0.23)

Diluted loss per share	$(0.05)	$(0.04)	$(0.17)	$(0.23)

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

Comprehensive Income

We adopted FASB ASC 220, “Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Net loss	$(1,124,505)	$(908,842)	$(3,891,723)	$(5,304,282)
Other comprehensive income (loss):
Foreign currency translation adjustment	(25,003)	62,392	(23,514)	40,389

Comprehensive loss:	$(1,149,508)	$(846,450)	$(3,915,237)	$(5,263,893)

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

Our products include components subject to rapid technological change. Significant technological change could adversely affect our operating results and subject us to product obsolescence. Under our supply agreements with our contract manufacturers we generally do not take product into inventory. We typically order product only when we have received a binding purchase order from a customer. Our contract manufacturer then manufactures the product, which is shipped directly to the customer. However, our contract manufacturers do order certain parts with long lead times based on rolling sales forecasts that we provide. In the event that our forecasts are incorrect and our contract manufacturers do not use the long lead time parts, or if we have a customer notify us of their cancellation or inability to pay for a purchase order, our contract manufacturers have the right, after a specified period of time, to deliver the raw material or finished goods inventory to us and demand payment. To the extent that the products have become obsolete, we may not be able to use the raw materials or to sell the finished goods inventory at prices sufficient to cover our costs or at all.

During the nine months ended September 30, 2010, 73% of our revenues were from three customers, comprised of 33%, 22% and 18%. Those customers were located in Poland, Venezuela, and Scandinavia, respectively. At September 30, 2010, the amounts due from such customers were $3.5 million, $770,000 and $979,000, respectively, which were included in accounts receivable. During the nine months ended September 30, 2010, we purchased the majority of our products from one contract manufacturer. At September 30, 2010, the amount due to this manufacturer was $9.5 million.

During the nine months ended September 27, 2009, 57% of our revenues were from three customers, comprised of 29%, 15% and 13%. Those customers were located in Poland, Venezuela, and Puerto Rico, respectively. At September 27, 2009, the amounts due from such customers were $1.0 million, $2.2 million and $1.9 million, respectively, which were included in accounts receivable. During the nine months ended September 27, 2009, we purchased the majority of our products from one contract manufacturer. At September 27, 2009, the amount due to this manufacturer was $12.6 million.

As of September 30, 2010, we maintained inventory of $129,000 in China and $500,000 in Dubai. In addition, most of our $8.5 million of accounts receivable at September 30, 2010 are with customers in foreign countries. If any of these countries become politically or economically unstable, our ability to sell our inventory and collect our accounts receivable could be impaired, which would disrupt our operations.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $1.1 million and $925,000 for the nine months ended September 30, 2010 and September 27, 2009, respectively.

Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

4. INVENTORIES

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$516,000	$521,857
Finished goods	3,073,000	4,153,531

	3,589,000	4,675,388
Less reserves for excess and obsolete inventories	(2,128,000)	(1,750,000)

	$1,461,000	$2,925,388

5. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 30, 2010	December 31, 2009
Prepaid insurance	$66,641	$125,016
Prepaid rent	44,530	33,873
Prepaid tooling	42,994	215,144
Supplier advances	140,566	67,500
Other	63,849	331,503

	$358,580	$773,036

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2010	December 31, 2009
Machinery and equipment	$317,923	$317,923
Office furniture and equipment	472,519	453,982
Software	2,916,002	2,916,002
Leasehold improvements	30,085	30,085

	3,736,529	3,717,992
Accumulated depreciation	(3,574,051)	(3,384,471)

	$162,478	$333,521

7. LICENSES

We have entered into Subscriber Unit License Agreements pursuant to which we obtained non-exclusive licenses of CDMA (Code Division Multiple Access) and WCDMA (Wideband Code Division Multiple Access) technologies, which have enabled us to manufacture and sell certain fixed wireless based products and to purchase certain components and equipment from time to time. The license fees capitalized under these agreements were $3,500,000. We have additionally entered into a License Agreement which have enabled us to incorporate VoIP (Voice over Internet Protocol) applications into certain of our products. The license fee capitalized under this agreement was $40,000.

All of our licenses have no fixed termination dates and we have assigned estimated lives ranging from two to ten years. The licenses consisted of the following:

	September 30, 2010	December 31, 2009
Licenses	$3,540,000	$3,500,000
Accumulated amortization	(3,273,505)	(2,944,861)

	$266,495	$555,139

Amortization expense related to these licenses amounted to $329,000 and $457,000 for the nine months ended September 30, 2010 and September 27, 2009, respectively. Estimated future amortization expense related to licenses at September 30, 2010 is as follows:

2010	$56,000
2011	120,000
2012	90,000

Total	$266,000

8. OTHER ASSETS

Other assets consisted of the following:

	September 30, 2010	December 31, 2009
Deposits	$46,523	$34,373
Patents and trademarks, net	14,374	57,484

	$60,897	$91,857

9. BANK FINANCINGS

As of September 30, 2010 and December 31, 2009, we had outstanding loans of $5.9 million and $4.5 million, respectively, secured by our accounts receivable. We currently have two bank financing arrangements.

Our principal credit arrangement provides factoring for certain credit insured receivables and is collateralized by all of our receivables. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk of each individual receivable or account. Once a receivable is approved, we sell the receivable to the factor on a limited recourse basis. The factor advances us 80% of the amount of the receivable, and retains the remaining 20% until collection. The factor charges us 16% interest on the amount of the receivable and withholds the interest from the final payment to us on collection. In the event of a commercial dispute on the receivable, the factor has the right to demand that we repurchase the receivable and refund any advances to the factor. During the nine months ended September 30, 2010, the factor purchased $16.6 million of gross receivables. Since the factor acquires the receivables with recourse, we record the gross receivables and record a liability to the factor for funds advanced to us from the factor. At September 30, 2010, accounts receivable included $5.7 million of gross factored receivables of which $4.4 million was owed to the factor.

In April 2010, we entered into a line of credit with a commercial bank in China. The initial borrowing limit is 10,000,000 Chinese Yuan (equivalent to $1.5 million at September 30, 2010) under this facility, with the opportunity to increase the limit following the establishment of a payment history. Borrowings under this line bear interest based on the People’s Bank of China twelve month adjustable rate, currently 6% per annum. At September 30, 2010, $1.5 million was outstanding under this facility.

10. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following:

	September 30, 2010	December 31, 2009
Customer advances	$99,190	$597,930
Accrued payroll, taxes and benefits	324,175	205,303
Accrued foreign sales tax	802,000	549,000
Accrued freight	50,000	50,000
Accrued interest	96,900	118,789
Accrued legal and professional fees	100,000	100,000
Accrued operating expenses	311,067	359,773

	$1,783,332	$1,980,795

11. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues and assets by geographic region and product line, but do not manage operations by region.

Revenues by geographic region based on customer locations were as follows:

	Three months ended		Nine months ended
	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Revenues
Asia	$72,485	$149,765	$160,935	$226,080
EMEA	6,653,489	6,619,757	22,729,614	25,779,591
Latin America	1,154,430	7,027,361	9,144,416	12,182,230
North America (United States and Canada)	1,199,025	1,249,537	3,722,827	2,505,843

Total revenues	$9,079,429	$15,046,420	$35,757,792	$40,693,744

Our voice product line consists of fixed wireless phones and voice/data terminals. Our data product line consists of broadband modems, 3G gateway devices, and M2M security devices. Revenues by product line were as follows:

	Three months ended		Nine months ended
	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Revenues
Voice Products	$1,351,139	$4,595,652	$10,208,289	$11,022,012
Data Products	7,728,290	10,450,768	25,549,503	29,671,732

Total revenues	$9,079,429	$15,046,420	$35,757,792	$40,693,744

12. COMMITMENTS AND CONTINGENCIES

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

Future estimated lease payments are as follows:

Total Amount
2010	$103,000
2011	69,000
Thereafter	—

$172,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the three and nine months ended September 30, 2010 amounted to $117,000, and $333,000, respectively. Rent expenses incurred for short-term and long-term obligations for the three and nine months ended September 27, 2009 amounted to $178,000 and $503,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause as of September 30, 2010, the severance expense due would be $802,000, plus payments equal to twelve month’s of continuing healthcare coverage under COBRA.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At September 30, 2010, the Company was not a party to any such litigation which management believes would have a material adverse effect on the Company’s financial position or results of operations.

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

Overview

We are a provider of fixed wireless voice and broadband access solutions for the worldwide telecommunications market. Our product portfolio includes fixed wireless phones, voice/data terminals, broadband modems, 3G and VoIP (Voice over Internet Protocol) gateway devices, and M2M (Machine to Machine) security devices for access to voice calling and high-speed data services.

Our products have similar functionality to phones and modems that use a traditional landline telecommunications networks; however, our products are wireless and can be substituted for wired phones and modems. Our products are based on 2G and 3G CDMA (Code Division Multiple Access) technology developed by Qualcomm Incorporated, GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) technologies. We provide a variety of telephone products, but have increased our focus on the development of data products, including broadband modems, 3G and VoIP gateway devices and M2M devices, which now represent the majority of our overall revenues.

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

Recent Developments

Our operating results for 2009 were significantly impacted by the global economic recession, which has caused telecommunications operators to delay the rollout of new network infrastructure and consumers to slow their spending on network and telephone equipment. We recorded revenues of $50.8 million for 2009, and a net loss of $10.1 million. With the global recession we also witnessed accelerated price competition.

Our principal operating objective for 2010 has been the transition of product design and manufacturing operations to China and the introduction of a newly re-engineered and cost efficient product lines of our voice and data products. With the more competitive product lines, we are looking to increase customer demand and revenues. At the same, we are targeting to decrease costs of good sold and increase gross margins. Finally, we are reducing operating expenses through our increased reliance on outsourcing.

We established an operating subsidiary in China effective January 29, 2010. Through that entity, we have made significant progress in establishing relationships with contact manufacturers and co-developing our new re-engineered products. We began delivering samples of new products to network operators for testing and homologation in the second and third quarters. We began delivering orders for some of our new products in the third quarter, but do not expect increased orders from these customers until they complete their testing and homologation efforts during the fourth quarter and into 2011.

Revenues for the nine months of 2010 were $35.8 million, a decrease of 12% over the same period last year. Revenues by geographic region based on customer locations were as follows:

	Three months ended		Nine months ended
	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Revenues
Asia	$72,485	$149,765	$160,935	$226,080
EMEA	6,653,489	6,619,757	22,729,614	25,779,591
Latin America	1,154,430	7,027,361	9,144,416	12,182,230
North America (United States and Canada)	1,199,025	1,249,537	3,722,827	2,505,843

Total revenues	$9,079,429	$15,046,420	$35,757,792	$40,693,744

Revenues had tracked ahead of 2009 for the first two quarters of 2010. Revenues declined in the third quarter of 2010 due to delays in the completion of homologation and testing for a number of our new products which delayed the order cycle. In the fourth quarter, we have begun delivery of larger orders of our new products. At November 10, 2010, we had a backlog of $12 million, substantially all of which is expected to be delivered in the fourth quarter of 2010.

Gross margins for the quarter continued below historic averages. Gross margins were impacted significantly by the $464,000 write-offs of excess and obsolete inventories and the sale of aged finished goods inventory at low margins to generate cash and reduce the risk of further obsolescence.

Operating expenses continue to decline. Our third quarter operating expenses were $2.6 million, down 28% from the same period last year. The reduction in selling, general and administrative expenses were primarily due to the reduction in overhead associated with the sale of our Korean subsidiary in the fourth quarter of 2009, as well as reductions in headcount in each of our operating functions. The transition to an outsourced development model has also allowed us to reduce research and development expenses. Research and development expenses for the third quarter were $460,000, a reduction of 49% from the same period last year.

Cash management continues to be a significant issue for the Company. Continued losses from operations through the transition to the new product line put increasing pressure on cash resources. We supplemented our cash position during the quarter through collection of certain aged accounts receivable and the reduction of finished goods inventory. In the next few months, we expect to benefit further from the improved aging of our accounts receivable and inventories. At September 30, 2010 we had cash and cash equivalents of $88,000 and negative working capital of $10.9 million. In addition to internally generated cash, we continued to rely on credit from two bank facilities: an accounts receivable factoring agreement and a line of credit we established with a bank in China during the second quarter. We also rely on open credit terms from our manufacturers and the ability to finance our accounts receivable to minimize our working capital requirements. At September 30, 2010 we owed our primary contract manufacturer $9.5 million, of which $4.3 million was past due under the terms of our credit arrangement.

Outlook

We are not issuing specific guidance for 2010. We anticipate that revenues and gross margin will improve with the release of our new product lines. Third quarter revenue was lower than expected due to delays in customer testing and homologation of our new products. The new product release is expected to positively impact revenues in the fourth quarter and into 2011. Our current backlog at November 10, 2010 is $12 million. In order to achieve profitability under our current business model, we need to reach revenues of approximately $60 million annually with gross margins in the low twenty percent range.

We believe that cash generated from operations and our existing credit facilities will be sufficient to support our operations and that our working capital position will improve over the next few quarters. However, our working capital position continues to be restricted, which may impact our ability to meet larger customer orders if they are received. Any change in our credit terms, or any decline in the credit worthiness of our customers could impact our working capital and our ability to produce goods to meet customer orders. See “Liquidity and Capital Resources” below.

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

Please see “Note 3 – Significant Accounting Policies” to our financial statements for a more complete discussion of the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

Comparison of the Three and Nine Months Ended September 30, 2010 to the Three and Nine Months Ended September 27, 2009

The following table sets forth, for the periods indicated, the unaudited condensed consolidated statements of operations data (in thousands) and the percentages of total revenues thereto.

($ in thousands)	Three months ended September 30, 2010		Three months ended September 27, 2009		Nine months ended September 30, 2010		Nine months ended September 27, 2009
Revenues	$9,079	100.00%	$15,046	100.00%	$35,758	100.00%	$40,694	100.00%
Cost of goods sold	7,460	82.17	12,070	80.22	29,500	82.50	32,673	80.29

Gross margin	1,619	17.83	2,976	19.78	6,258	17.50	8,021	19.71

Operating expenses:
Research and development	461	5.07	894	5.94	1,917	5.36	2,824	6.94
Selling, general and administrative	2,161	23.80	2,724	18.11	7,441	20.81	9,796	24.07

Total operating expenses	2,622	28.87	3,618	24.05	9,358	26.17	12,620	31.01

Operating loss	(1,003)	(11.04)	(642)	(4.27)	(3,100)	(8.67)	(4,599)	(11.30)
Other income (expense), net	(122)	(1.34)	(267)	(1.77)	(792)	(2.21)	(705)	(1.73)

Loss before income taxes	(1,125)	(12.38)	(909)	(6.04)	(3,892)	(10.88)	(5,304)	(13.03)
Income tax provision	—	—	—	—	—	—	—	—

Net loss	$(1,125)	(12.38)%	$(909)	(6.04)%	$(3,892)	(10.88)%	$(5,304)	(13.03)%

Revenues

For the three months ended September 30, 2010, which we refer to as Q3 2010, revenues were $9.1 million compared to $15.0 million for the three months ended September 27, 2009, which we refer to as Q3 2009, representing a 40% decrease. The decrease in revenues is mainly attributable to delays in completing homologation and testing of our new products which delayed the order cycle. Revenues in Q3 2009 were also supported by a $3.8 million shipment to a customer in Puerto Rico. We did not receive a similar order from that customer in Q3 2010. Revenues from any one quarter can be materially impacted by the timing of large customer orders.

In Q3 2010, our revenues were derived principally from three customers, which together represented 74% of revenues, and individually represented 39%, 22%, and 13% of revenues, respectively. Our revenues for Q3 2010 consisted of 15% for voice products and 85% for data products. In Q3 2009, our revenues were derived principally from four customers, which together represented 63% of revenues, and individually represented 25%, 15%, 13% and 10% of revenues, respectively. Our revenues for Q3 2009 consisted of 30% for voice products and 70% for data products.

For the nine months ended September 30, 2010, revenues were $35.8 million compared to $40.7 million for the nine months ended September 27, 2009, representing a 12% decrease. The decrease in revenues is mainly attributable to decreased revenues from EMEA and Latin America due to delays in homologation of our new products.

For the nine months ended September 30, 2010, our revenues were derived principally from three customers, which together represented 73% of revenues, and individually represented 33%, 22% and 18% of revenues, respectively. Our revenues for the nine months ended September 30, 2010, consisted of 29% for voice products and 71% for data products. For the nine months ended September 27, 2009, our revenues were derived principally from three customers, which together represented 57% of revenues, and individually represented 29%, 15% and 13% of revenues, respectively. Our revenues for the nine months ended September 27, 2009, consisted of 27% for voice products and 73% for data products.

Cost of Goods Sold

For Q3 2010, cost of goods sold was $7.5 million compared to $12.1 million for Q3 2009, a decrease of 38%. For the nine months ended September 30, 2010, cost of goods sold was $29.5 million compared to $32.7 million for the nine months ended September 27, 2010, a decrease of 10%. Both of these decreases are attributable to the reduced revenues from the comparative periods, offset by decreased margins.

We have begun larger volume sales of our newly re-engineered products in the fourth quarter of 2010 and expect this trend to expand into 2011. As a result, we anticipate that costs of goods sold will decline in future quarters as a percentage of revenue as a larger portion of our revenues are attributed to these new lower cost re-engineered products.

Gross Margin

For the three and nine months ended September 30, 2010, gross margin as a percentage of revenues was 18% compared to 20% for the three and nine months ended September 27, 2009.

Gross margin has been impacted in 2010 as a result of competitive pricing pressures and the write-off of excess and obsolete inventory. In addition, we have aggressively priced certain aged inventory to generate cash and reduce the potential for additional obsolescence. As we moved into 2011, we expect that our gross margins will trend back to the low twenties as a result of the release of our newly re-engineered products and increasing sales in the U.S. market where we have historically generated higher product margins.

Research and Development

For Q3 2010, research and development was $460,000 compared to $894,000 for Q3 2009, a decrease of 49%. For the nine months ended September 30, 2010, research and development was $1.9 million, compared to $2.8 million for the nine months ended September 27, 2009, a decrease of 32%. The decreases from both periods reflect our transition to an outsourced development model for some of our non-strategic development processes that has allowed us to reduce research and development expenses. We anticipate that we will continue to operate at these lower expenditures levels in the fourth quarter and continuing into 2011.

Selling, General and Administrative

For Q3 2010 selling, general and administration expenses were $2.2 million, compared to $2.7 million for Q3 2009, a decrease of 21%. For the nine months ended September 30, 2010, selling, general and administration expenses were $7.4 million, compared to $9.8 million for the nine months ended September 27, 2010, a decrease of 24%. The decreases from both periods were mainly attributable to decreased bad debt expense, lower external sales commissions, and reduced wages.

We expect selling, general and administrative expenses to remain stable for the remainder of 2010, with the exception of fluctuating sales commission expenses based on the revenue levels and customer mix that we experience in 2010.

Other Income (Expense)

For Q3 2010, other income (expense) was a net expense of $122,000 compared to a net expense of $267,000 for Q3 2009. For the nine months ended September 30, 2010, other income (expense) was a net expense of $792,000 compared to a net expense of $705,000 for the nine months ended September 27, 2010. The majority of the expense from the comparable periods resulted from interest expense associated with debt and financing activities, and for the three and nine months ended September 30, 2010, it also included other income of $150,000 from a gain on sale of a patent.

Provision for Income Taxes

No income tax provisions were recorded in the nine months ended September 30, 2010 or September 27, 2009. Currently, we have established a full reserve against all deferred tax assets.

Net Income (Loss)

For Q3 2010, net loss was $1.1 million compared to a net loss of $0.9 million for Q3 2009. For the nine months ended September 30, 2010, net loss was $3.9 million compared to a net loss of $5.3 million for the nine months ended September 27, 2010.

Liquidity and Capital Resources

Liquidity

At September 30, 2010, cash and cash equivalents were $88,000 compared to $602,000 at December 31, 2009. In addition, at September 30, 2010, accounts receivable were $8.5 million compared to $10.9 million at December 31, 2009. At September 30, 2010, we had negative working capital of $10.9 million compared to negative working capital of $7.6 million at December 31, 2009.

For the nine month period ended September 30, 2010, we used $2.0 million of cash from operations which was derived from the cash net loss of $2.2 million (net income less adjustments for depreciation and amortization expense, gain on sale of assets, stock based compensation, and receivable and inventory provisions) offset by changes in operating assets and liabilities of $249,000. During the nine months ended September 30, 2010, we generated $131,000 of cash from investing activities, and as of September 30, 2010, we did not have any significant commitments for capital expenditures. Financing activities generated $1.4 million of cash during the nine month period ended September 30, 2010, as cash received from bank financings was used to finance operating activities.

Credit Terms with Manufacturers

We rely on a combination of accounts receivable financing and open credit terms from our manufacturing partners to fund our operating requirements. Generally, we only acquire and build inventory against a purchase order, and under our current arrangements, we can use the proceeds from financing the accounts receivable to pay our manufacturers. However, our contract manufacturers do order certain parts with long lead times based on rolling sales forecasts that we provide. In the event that our forecasts are incorrect and our contract manufacturer does not use the long lead time parts, or if we have a customer notify us of their cancellation or inability to pay for a purchase order, our contract manufacturer has the right, after a specified period of time, to deliver the raw material or finished goods inventory to us and demand payment.

We are currently past due in payments to our principal contract manufacturer. At September 30, 2010 we owed our principal contract manufacturer $9.5 million of which $4.3 million was past due under our open credit terms with this manufacturer. The manufacturer has reduced our open credit limit and stated that it intends to make further reductions in our credit limit over the next few quarters. This reduction in credit limit coincides with our transition to increased reliance on other contract manufacturers. We are initiating credit terms with the manufacturers that are producing our newly launched product lines. However, we do not have any firm commitment from any of our manufacturers to extend open credit terms for any specific period of time. We continue to depend on our principal contract manufacturer to produce certain key products for us, and the reduction in our credit terms could limit our ability to accept large orders or affect the timing of our ability to deliver product. Similarly, we expect to rely on credit terms from our new contract manufacturers to reduce our working capital requirements. If we cannot secure comparable credit terms from our new contract manufacturers, we may need to identify alternative manufacturers or secure additional capital in order to finance the production of our products.

Bank Financing

We have two bank financing arrangements. We currently maintain an accounts receivable credit facility that permits us to factor, on a recourse basis, certain credit insured accounts receivable. The lender under that facility has the discretion to accept or reject any individual account receivable for factoring. Borrowings bear interest at the rate of 16% per annum and are secured by a lien on all of our receivables. At September 30, 2010, we had borrowings of $4.4 million under the facility. We repay the amounts borrowed under the facility as the underlying accounts receivable are repaid. The lender has indicated that they will allow us to borrow up to $11.0 million under this facility, subject to their approval of the underlying account receivable.

During the second quarter of 2010, we entered into a line of credit with a commercial bank in China. The initial borrowing limit is $1.5 million under this facility. Borrowings under this line of credit bear interest at the Peoples Bank of China twelve month adjustable rate, currently at 6% per annum. At September 30, 2010 we had borrowings of $1.5 million under this line of credit. The term of this line of credit expires on April 8, 2011, unless the credit line is extended.

We have actively sought to expand the borrowing limit under our line of credit or identify a source for term debt or purchase order financings that would augment our working capital and reduce our dependency on the accounts receivable credit facilities. In addition, we have approached our existing factor and others about expanding the borrowing base or lowering costs on borrowed funds. To date, we have received nonbinding indications of interest for providing funding, subject to the launch of our new product lines and improved operating results over the next few quarters. Except as described above, we do not have any other bank financing or credit facilities currently available to us.

Recent Accounting Pronouncements

Please see the section entitled “Recent Accounting Pronouncements” contained in “Note 1 – Basis of Presentation” to our financial statements included in Part I—Item 1. Financial Statements of this report.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. Interest rates for our current bank debt outstanding are based at rates ranging from 6% to 16% per annum. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 30, 2010, we had approximately $88,000 in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at September 30, 2010, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the nine months ended September 30, 2010, the majority of our revenue was generated outside the United States. In addition, most of our products were purchased from our principal manufacturer in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from our contract manufacturer were denominated in United States dollars.

We maintain some operations in China and some in Korea for which expenses are paid in the Chinese Yuan and Korean Won. In addition, our loan from the commercial bank in China is denominated in Chinese Yuan. At September 30, 2010, the amount borrowed under this loan was $1.5 million, based on the effective exchange rate at the time. Accordingly, we do have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

We incurred a net loss for the year ended December 31, 2009 of $10.1 million and a further net loss for the first nine months of 2010 of $3.9 million. At September 30, 2010, we had a stockholders’ deficit of $10.4 million and a working capital deficit of $10.9 million. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability and improving our working capital position.

If we are unable to generate sufficient revenues to pay our expenses, and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms, or at all, we may be required to significantly curtail or cease our operations, which could result in the loss of all of your investment in our stock.

The impact of the current economic climate and tight financing markets have impacted consumer demand for our products, our customers’ ability to finance new networks, and our ability to secure financing to support the manufacture and sale of our products.

The global economic recession has significantly impacted the customer demand for our products. For the year ended December 31, 2009 our revenues were $50.8 million, compared to $109.6 million for 2008. For the nine month’s ended September 30, 2010 our revenues were $35.8 million, compared to $40.7 million for the same period in 2009.

A substantial portion of our sales are derived from customers in developing countries. The long term impact of the current economic climate and the tight financial markets on demand for our products is unclear. If consumer demand continues to be weak, we will continue to experience reduced sales.

We have historically sold a significant portion of our products to network operators in conjunction with rollouts and upgrades to network infrastructure. The reduction in new network rollouts significantly impacted our revenues in 2009 and the first nine months of 2010. If operators determine that consumer demand will not support, or that they are unable to finance, new network rollouts or product launches, we may continue to experience decreased demand for our products.

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

Since 2004 we have relied on a single contract manufacturer to manufacture substantially all of our products. We have entered relationships with new manufacturers in 2010 and are releasing those products now. Over time we expect an increasing percentage of our business will come through new manufacturers. However, we current rely on our principal contract manufacturer to produce a number of key products for us. We entered into a security agreement and standstill agreement pursuant to which the contract manufacturer agreed to continue manufacturing product after we granted the manufacturer a subordinated security interest in the receivables arising from the products it sells to us, and agreed to meet certain payment milestones to bring our account within current terms. To date, we have not met all of the payment milestones. Our principal contract manufacturer has decreased our open credit limit and informed us that they intend to further decrease our credit limit over time. This declining credit limit may limit our ability to accept large customer orders.

Because we fell behind in our payment plan, our principal contract manufacturer stopped ordering certain long lead time components during the third quarter of 2010. As a result of low inventory levels, production was delayed during the quarter while we waited for delivery of certain components. The resulting delays impacted revenues for the quarter. If we cannot increase our working capital position and regain compliance with our open credit terms with the contract manufacturer, we may experience additional shipment delays, disrupting our ability to deliver product to our customers.

We rely on a small number of customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the year ended December 31, 2009, three of our customers and their affiliates accounted for approximately 58% of our revenues, and individually accounted for 30%, 18% and 10% of revenues, respectively. For the first nine months of 2010, three customers accounted for 73% of our revenues, and individually accounted for 33%, 22% and 18% of revenues, respectively.

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

We began designing our own proprietary fixed wireless phones and other products in 2004. Since that time we have maintained a primary manufacturing relationship with a single contract manufacturer, who has manufactured phones, modems and gateways to our product specifications. Since late 2007, we have increasingly used third party design engineers and manufacturers to collaborate on our product development.

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

We are just beginning delivery of larger volume orders and newly redesigned products from our new third party manufacturing partners. As we roll out the new products, we may experience higher levels of product warranty claims, or defect rates which could negatively impact our financial position or impair our brand’s reputation for quality. We may not be able to respond to customer demands as quickly as we have in the past through our internal research and development resources. Working with third party designers and manufacturers may limit our ability to develop unique or protected intellectual property rights in the products. Finally, we will be dependent on the financial stability and effective operations of our design and manufacturing partners. A financial or operational setback with one of our manufacturers may impact our ability to procure product necessary to meet customer orders or to service customer requests.

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

As of December 31, 2009, we had cash and cash equivalents of $602,000 and a working capital deficit of $7.6 million. We incurred a net loss of $10.1 million in 2009, and have incurred net losses in four out of the past five years of operation. As a result, in their audit report for our financial statements for the year ended December 31, 2009 our auditors expressed substantial doubt about our ability to continue as a going concern. We incurred a further net loss of $3.9 million during the first nine months of 2010. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

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

AXESSTEL, INC.

Date: November 12, 2010	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.