Form 10-K
period 2010-12-31
AXESSTEL INC
filed 2011-03-29
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of all of the common stock held by non-affiliates of the registrant, based upon the closing stock price of the common stock reported on the OTC Bulletin Board on June 30, 2010 was $2.1 million. Shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the registrant have been excluded for purposes of the foregoing calculation in that such persons may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 15, 2011, was 23,683,482.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2010 are incorporated by reference into Part III of this report.

AXESSTEL, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2010

i

In this report, unless the context otherwise requires, the terms “Axesstel,” “Company,” “we,” “us,” and “our“ refer to Axesstel, Inc., a Nevada corporation and our wholly owned subsidiaries Axesstel Shanghai, Ltd. and Axesstel Korea, Inc. We sold all of our ownership interest in Axesstel Korea, Inc. in a transaction that was completed on November 15, 2009.

Special Note Regarding Forward Looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variations of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	the likelihood that new competitors and new technologies will emerge and may further increase competition;

•	potential increases or decreases in operating expenses;

•	our ability to obtain future financing or funds when needed;

•	our ability to successfully obtain a diverse customer base;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	the timing and success of any new product launches;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions that involve additional uncertainties; and

•	our ability to formulate, update and execute a successful business strategy.

The forward-looking statements in this report speak only as of the date of this report and, except to the extent required by law, we do not undertake any obligation to update any forward looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in other reports and documents we file with the SEC. Caution should be taken not to place undue reliance on any such forward-looking statements.

ii

PART I

ITEM 1.	BUSINESS

Overview

We provide fixed wireless voice and broadband access solutions for the worldwide telecommunications market. Our product portfolio includes fixed wireless phones, voice/data terminals, 3G and 4G broadband modems and gateway devices, and M2M (Machine to Machine) security devices for access to voice calling and high-speed data services.

Our products have similar functionality to phones and modems that use a traditional landline telecommunications network; however, our products are wireless and can be substituted for wired phones and modems. Our products are based on CDMA (Code Division Multiple Access), GSM (Global System for Mobile Communications), GPRS (General Packet Radio Service), WCDMA (Wideband Code Division Multiple Access), and HSPA (High-Speed Packet Access) technologies and we plan to introduce a portfolio of LTE (Long Term Evolution) products in 2011.

Historically, we have sold our products to telecommunications operators in developing countries where large segments of the population do not have telephone or internet service. To date, our largest markets have been in Asia; Europe, Middle East and Africa (EMEA); and Latin America, and currently our largest customers are located in Poland, Venezuela, and Scandinavia. Over the past couple of years, we began selling our products in North America (the United States and Canada) and expect to grow in this market during 2011.

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

Telecommunications Services in North America

Within developed countries, wireless communications are growing as well with the continued evolution of mobile phones, including 3G and 4G phones with increasing computing power and applications. Fixed wireless desk phones and modems have received much less attention, but still have many benefits over traditional wired solutions:

•	Fixed wireless phones can be moved from office to office without changing phone extensions and without the need for a PBX;

•	Download and upload speeds for wireless modems are increasing;

•	Wireless devices are less costly to deploy, eliminating the need for wired infrastructure.

The convenience of wireless phones has caused a trend for some consumers to drop their “wired” telephone service and consolidate their phone services through a wireless telephone service provider. Tier one wireless carriers in North America, such as Sprint and Verizon, are initiating marketing efforts to “cut the cord,” in an effort to take market share from traditional landline telephone services providers. Our wireless voice products provide standard desktop phone features and function, but with a wireless network connection. In addition, our wireless modems and gateways allow wireless carriers to offer broadband data packages to small office and home office users.

In addition, there are still significant portions of the population in North America that do not have access to wired broadband access to the Internet. In rural areas, the lack of customer concentration renders wired infrastructure prohibitively expensive. Bringing next generation communication and Internet access to these areas has become an administration focus in the United States. The $787 billion stimulus package signed into law in 2009 included $7.2 billion for broadband grant and loan programs. Of those funds, $2.5 billion was allocated to the Agriculture Department, giving particular emphasis to broadband deployment in rural areas. We believe that wireless solutions with next generation broadband access devices will prove to be a cost effective solution for rural areas in North America.

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

An alternative wireless standard, CDMA technology has emerged as one of the leading standards for wireless wide area networks (WWAN). CDMA is a “spread spectrum” technology, which allows multiple users to simultaneously occupy and utilize the same frequency spectrum in a given band by assigning unique logical codes to each communication channel that differentiates it from others in the same spectrum. Given the finite wireless spectrum resources available, CDMA allows more efficient sharing of the airwaves among multiple users and more dynamic network system planning for the operators than some alternative technologies.

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

Another widely deployed global 3G WWAN technology is WCDMA (Wideband CDMA). Even though WCDMA shares a lot of the similar underlying technologies as CDMA2000, WCDMA is a different WWAN technology that has primarily been adopted by GSM operators for improved spectral efficiency and more importantly, increased network capacity. WCDMA has also evolved from 384kbps to the much higher speed HSDPA (High Speed Downlink Packet Access) and HSUPA (High Speed Uplink Packet Access) capable of data speeds of up to 7.2Mbps downlink and 5.76 Mbps uplink.

Recently, higher speed data transmission from 4G technology has also been introduced by WiMAX (Worldwide Interoperability for Microwave Access), HSPA+, CDMA2000 1xEV-DO (Rev. B), and LTE (Long Term Evolution) technologies which provides for increased data transmission rates and improved data transmission reliability. The increased transmission capabilities enable end users to send and receive email with large file attachments, play interactive games, download high resolution pictures, videos and music content with data speeds of up to 100 Mbps downlink and 50 Mbps uplink.

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

Telecommunications service providers deploy wireless networks based on CDMA2000 1xEV-DO, HSPA, HSPA+, or LTE in markets where DSL or cable modem services are not offered. Even in markets where DSL and cable modems are offered, CDMA2000 1xEV-DO, HSPA , HSPA+, and LTE offer comparable or higher speeds to DSL and cable and enable operators to capture markets with the added benefit of mobility. Utilizing the latest wireless transmission standards, these devices can quickly be provided with high-speed Internet access and serve up a multitude of other horizontal and vertical data applications.

Our Strategy

Our objective is to establish ourselves as a profitable, leading provider of fixed wireless access solutions for both developed and developing countries. Elements of our business strategy for 2011 include:

•

Solidify our market position in developing countries with new lower cost products. Over the past two years, the global recession and intense price competition have significantly impacted our business and results of operations. We completed homologation and testing of our new lower cost product lines in late 2010 and expect to increase sales of these products into developing countries in 2011.

•

Rapidly accelerate our growth in North America. During 2010, we undertook two development projects in conjunction with design requests from a Tier 1 North American wireless carrier. We expect to launch those products in 2011. One of those products is a terminal that the wireless carrier expects to launch as part of a “wire-line replacement” campaign. The product will be targeted to consumers looking to drop their wireline service at home and replace it with a wireless package. We have already received an initial purchase order for this product and believe that it may have significant potential.

•

Maintain our strong customer focus and identify new opportunities. We have experienced customer concentration with our key customers accounting for 50% or more of our revenues over the past three years. Part of this concentration is the result of providing tailored solutions to meet the product or fulfillment demands of our customers. Going forward, we plan to retain strong customer focus with our key customers while we aggressively identify select new customers or markets, including Tier 1 carriers in North America, with the potential to account for 10% or more of our revenues.

•

Launch a strong 4G presence with our CDMA2000 1xEVDO (Rev. B) and LTE product lines. We determine to focus our 4G product development resources on the CDMA2000 1xEVDO (Rev. B) and LTE standard rather than WiMax. As a result we did not have 4G product offerings in 2010. However, we plan to launch a full line of CDMA2000 1xEVDO (Rev. B) and LTE products for 2011.

•

Improve our working capital position. If we can successfully execute our strategy for 2011, we anticipate improving our working capital position. Based on improved operating performance, we will look for opportunities to secure additional working capital without significant dilution to our existing stockholders. Increased working capital would be expected to improve profitability through the reduction or elimination of distributor margin and finance charges on substantially all of our receivables, and through increased flexibility to offer customers or vendors credit terms.

Products and Features

We offer products in four categories: fixed wireless phones, voice/data terminals, 3G and 4G broadband modems and gateway devices, and M2M security devices. Our products are used for voice calling and high-speed data services in homes, retail locations, businesses, public transportation and emergency response environments.

Fixed Wireless Phones

Our fixed wireless phones are designed for voice and data usage in homes, businesses and retail locations. Our phones are offered in standard and enhanced models, with both desktop and cordless models available. Some of the standard features include high quality voice calling, SMS (short messaging service), and voice mail with optional features such as data capability and FM radio.

Currently, we offer CDMA phones that operate in three frequency bands: 450 MHz, 800 MHz, and 1900 MHz, and GSM phones that operate in quad-band (850/900/1800/1900 MHz).

Fixed Wireless Voice/Data Terminals

Our fixed wireless terminals offer an affordable voice alternative to wireline service at the home or office. Users can plug any telephone into the terminal for voice service and our device can support up to five phones. This product is targeted to consumers looking to drop their wireline service at the home or office and replace it with a wireless package. Our terminal devices also offer data and fax functionality as an optional feature on some of our models.

3G and 4G Broadband Modems and Gateways

We currently offer various lines of broadband modems and gateways based on CDMA 1xEV-DO Rev. 0 and Rev. A and HSPA technology, and are in the process of developing a portfolio of CDMA 1xEV-DO Rev. B and LTE products. Our wireless broadband modem products, including USB Modem, USB Dongle, and ExpressCard/34, allow mobile professionals to maintain productivity with secure, high-speed access to email, the Internet, data intensive files and multi-media streaming. Users can access broadband data from the home, office, or while traveling, by plugging the device into their laptop or desktop.

Our gateway products seamlessly combine wireless wide area networking (WWAN), a Wi-Fi wireless local area network (WLAN) router and a four-port Ethernet switch to provide wireless broadband data access via a plug-and-play solution that enables users to network multiple desktops and laptops. Our gateway devices also offer VoIP (Voice over Internet Protocol) as an optional feature to provide voice functionality.

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

Customers

Our products are sold directly and indirectly to telecommunications service providers that provide wireless voice or data services in developing markets around the world. We sell our products on a fixed price-per-unit basis through our direct sales team, and in some countries or regions, through distributors. The following table shows the percentage of our total revenues derived from various geographic regions in each of the last three fiscal years:

	2010	2009	2008
Revenues
Asia	$301,723	$226,080	$5,243,104
EMEA	32,350,088	32,079,047	38,026,941
Latin America	9,244,730	15,520,989	64,873,051
North America (United States and Canada)	3,533,902	2,992,777	1,449,270

Total revenues	$45,430,443	$50,818,893	$109,592,366

We ended 2010 with a total of 70 customers in 45 countries around the world. We believe that there are over 100 additional telecommunications service providers worldwide that have deployed or plan to deploy networks that support our fixed wireless and data product solutions.

Our principal end customers are currently Orange Poland, Compania Anonima Nacional Telefonas De Venezuela (CANTV), and Icenet (Scandinavia), each of which accounted for more than 10% of our total revenues in 2010. We supply products to these customers on a purchase order basis.

Our business was originally developed through the sale of fixed wireless phones. Over the past three years, data products—modems and gateways—have constituted a growing and significant portion of our revenues. The following table shows the dollar amount of revenues and the percentage of our total revenues that were generated from the sale of voice products and data products in each of the last three years.

	2010	2009	2008
Revenues from voice products	$10,486,666	$14,768,069	$47,549,152
Voice products as a percent of total revenue	23%	29%	43%
Revenues from data products	$34,943,777	$36,050,824	$62,043,214
Data products as a percent of total revenue	77%	71%	57%

During any quarterly period our product mix is subject to change based on the presence or absence of large orders for a particular type of product. However, we expect that sales of data products will continue to represent more than 50% of our total revenue for the foreseeable future.

Sales and Marketing

We sell our products, directly and indirectly, to telecommunications service providers worldwide. The telecommunications service providers typically sell our products to their customers under the Axesstel brand name. Currently, we do not sell our products direct to consumers or on a retail basis.

Our sales strategy is to “localize” our direct sales force, and put our sales team close to our customer—the telecommunications service provider. We divide our sales group into three principal regions: Americas, EMEA and Asia. At December 31, 2010 our sales and marketing team was comprised of 14 employees and consultants located in the United States, Canada, China, Singapore, Mexico, England, Holland, Portugal and Spain. In addition to our direct sales force, we supplement our presence in various geographic regions through the hiring of local sales representatives or agents.

In some regions we sell our products through distributors. Under these arrangements, the distributor purchases the product from us, and resells the products to telecommunications service providers in those regions. We manage our sales in Venezuela, one of our largest markets, through a distributor. Under the distribution arrangement for Venezuela our internal sales team manages the relationship directly with the telecommunications service provider. However, the customer directs its purchase order to the distributor. The distributor, in turn, submits a purchase order to us and secures their payment obligation with a letter of credit. While we retain sales and revenue development under this agreement, we receive two principal services from the distributor. First, the distributor provides logistics services and transportation services for products shipped to Venezuela. Second, we can secure timely commercial financing for the account receivable for the products we sell to the distributor, eliminating the risk of collection and payment delays from the Venezuelan end customer.

Manufacturing

We use third party contract manufacturers to provide large scale product manufacturing for all of our products. Our contract manufacturers provide us with a variety of manufacturing services, including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery services.

Our contract manufacturers generally procure all raw materials and hold work-in-process and finished goods inventory for our products. We believe outsourcing our manufacturing provides us with flexibility and allows us to:

•	focus on design, sales and marketing;

•	realize economies of scale;

•	access high-quality manufacturing resources and personnel;

•	scale production rapidly;

•	reduce working capital investment; and

•	reduce capital equipment costs and equipment obsolescence risk.

Our manufacturing agreements are designed to allow us to fulfill high-volume orders with short lead-times. We manage our relationships with the contract manufacturers to focus on improvements in design-for-manufacturing, test procedures, quality, cost optimization and production scheduling. We work with our contract manufacturers to source components for our products in an effort to reduce costs, ensure the quality of the components we purchase, and mitigate against the risk that components are not available at the time we need the components to fulfill our customer orders.

Our agreements with our contract manufacturers are a key component of our working capital financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. Under the terms of our supply agreements, we submit purchase orders for finished goods. Our manufacturers purchase and maintain inventories of components and subassemblies against a rolling forecast of orders that we provide to them on a monthly basis. In a typical order we take goods into inventory when the finished goods are delivered to us and title and risk of loss transfers. Because we order finished goods upon receipt of an order from our customer, finished goods are typically shipped directly from our manufacturer to the customer. As a result, we generally do not hold the goods in inventory. Occasionally we experience a cancellation of a customer order, and the customer refuses shipment. Under the terms of our agreements, we can defer delivery of goods for certain periods of time. During that time, we will attempt to sell the goods to another customer. If we are unsuccessful in selling the product before the deferral period expires, the manufacturer delivers the finished goods to us and we take the goods into inventory.

Since 2004, the majority of our products have been manufactured by one principal contract manufacturer. During 2010, we entered into additional supply arrangements with manufacturing partners in China. We have entered into these arrangements principally to gain access to OEM versions of products that the manufacturer has developed. See “Research and Development” below. These relationships also allow us to increase and diversify our manufacturing capacity, lower our product costs and enhance our ability to meet customer demand. We are continuing to evaluate options to enter into additional manufacturing relationships with other manufacturing partners in low cost labor regions.

Research and Development

We focus our research and development efforts on developing innovative fixed wireless high-speed solutions to address opportunities provided by next generation wireless networks. We launched several key new products in 2010, designed to expand our addressable market or introduce higher margin solutions for our existing customer base. Highlights of recent product development initiatives include:

•	completing our new lines of GSM and CDMA fixed wireless phones;

•	launching our next generation of MV500 series modem and gateway products with new product designs and enhanced features including a VoIP application;

•	introducing a new line of voice terminals for wire-line replacement application; and

•	developing a new line of 4G broadband modems and gateway devices featuring high speed data rates based on CDMA 1xEV-DO Rev. B and LTE technologies.

We historically performed comprehensive product design with an internal research and development team. Beginning in late 2007, we began to transition part of our engineering efforts to focus on customizing and enhancing product designs with third party engineers and contract manufacturers. We have opened a wholly owned subsidiary in China and have established research and development partnerships with manufacturers in that region. Through these relationships, we have engineered a new line of our desktop phone products and are completing a new line of our data products.

We have retained a core research and development team that focuses on development of our more complex and customized products, such as our next generation gateways with integrated VoIP. In addition, our internal team enhances baseline products offered by these third party manufacturers and develop product specifications to improve performance of these products or add features and functions to meet our customers’ unique requirements.

We generally enter into development and supply agreements with third party design and manufacturing firms for these products. In some arrangements, we pay for engineering services for the manufacturer to develop a customized version of a product design for us. In other cases, the costs of product customization are added to the per unit price that the manufacturer charges us for finished products. We believe that this model provides several benefits, including:

•	faster time to market for new product launches;

•	access to a broader range of products than could be developed internally; and

•	reduced research and development expenses.

In the fourth quarter of 2009, we sold our Axesstel Korea subsidiary in order to reduce our research and development costs for certain product lines. Axesstel Korea was mainly responsible for the development of our phone based product line, which we have transitioned to Chinese-based engineering partners. In connection with the sale, we terminated our lease obligations for the real estate in Korea and the employment obligations for 37 of our former employees, including severance obligations under Korean law.

As of December 31, 2010, we had 10 engineers, five based in the United States, four based in Korea and one based in China. For the years ended December 31, 2010, 2009, and 2008, our research and development expenses were $2.4 million, $3.8 million, and $4.8 million, respectively. We expect research and development expenses for 2011 to be consistent with the lower level of expenditures experienced in 2010.

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

We have also acquired licenses from other vendors where we use those vendors’ microprocessor chipsets in our products. In some cases we rely on our contract manufacturers or third party component suppliers to procure the necessary licenses for the use of the chipsets. The wireless industry has experienced significant litigation in recent years concerning intellectual property rights to wireless chipset design and essential intellectual property rights for wireless communications. We attempt to secure all license rights we believe are necessary to properly manufacture and sell our products. However, given the fragmented nature of intellectual property rights in this area, it is impracticable to provide absolute assurance that we have all requisite license rights for our current or future products. Moreover, as we continue to develop additional products, and as standards in the wireless industry continue to evolve, we expect that we will need to acquire additional license rights.

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

Competition

The market for fixed wireless products is highly competitive. Over the past three years, large telecommunications infrastructure providers from China, principally Huawei Technologies Co., Ltd., and ZTE Corporation, have used their scale and aggressive pricing to establish dominant market share in the phone, modem and gateway space. In addition, we face competition from smaller vendors such as C-motech Co. Ltd. and AnyData Corporation. As we expand our customer base and product lines, we will face competition from additional established companies. In addition, there is always potential for new competition to enter our target markets.

We compete principally on the basis of design, functionality, reliability, quality, price, ease of deployment, installation and use. Historically our products have been recognized by consumers for their superior functionality, durability and performance. With our entrance into more developed countries, we are increasing our focus on design to appeal to the aesthetic tastes of the end customer.

The telecommunications market has historically been marked by decreasing prices. The global economic recession in 2009 and 2010 decreased demand for telecommunications products and some of our competitors, particularly those based in China, resorted to significant price cutting to retain or increase market share. As a result, our products became less competitive on a price basis. In response, we have revised our product development model to focus on acquiring products from third party manufacturers in China. This approach has allowed us to offer products that are competitively priced with our competitors. We constantly work to reduce our product costing, but recognize that some cost savings will be tied to economies of scale and our sales volumes will not always allow us to be the low cost provider.

Many of our current and future competitors may have significantly greater financial, technical and marketing resources as well as greater purchasing power than we do. These greater resources may allow these competitors to obtain better manufacturing prices and efficiencies than we have. Some of our competitors offer bundled end-to-end packages, which may be more appealing to network operators seeking to use a single supplier of both phones and infrastructure. Although we believe we compete effectively in our markets, remaining competitive will require us to continually develop innovative products at competitive price points. We cannot guarantee that we will be able to compete successfully.

Employees

As of December 31, 2010, we had a total of 34 full-time employees, up from 22 at the beginning of the year. Of the 34 employees, 18 are located in the United States, 10 are located in South Korea, five are located in China and one is located in Holland. We have a total of five employees involved in executive, general and administrative functions, eight involved in sales and marketing, nine are involved in product design and development, and 12 involved in operations.

At December 31, 2010, we had a total of six consultants, down from 12 at the beginning of the year, all performing sales and marketing functions.

We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are good.

Governmental Regulation

Our products are incorporated into commercial wireless communications systems that are subject to regulation domestically by the Federal Communications Commission, or FCC, and internationally by other government agencies.

Our products must comply with government regulations. For example, in the United States, the FCC regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to telephone networks. In addition to the federal government regulations, certain states have adopted regulations applicable to our products. Radio frequency devices, which include our phones and modems, must be approved under the above regulations by obtaining equipment authorization from the FCC prior to being offered for sale. Asia, EMEA and Latin America have their own regulatory requirements which require additional local approvals.

Changes in regulations applicable to network operators, including changes in the allocation of available frequency spectrum, could negatively affect our business by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition. In addition, the increasing demand for wireless telecommunications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in these governmental approval processes have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at www.axesstel.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, ethics code and board of directors’ committee charters are also posted within this section of the website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

We incurred a net loss for the year ended December 31, 2010 of $6.3 million and a net loss of $10.1 million for the year ended December 31, 2009. Although we had net income of $1.4 million for the year ended December 31, 2008, we incurred significant losses in prior years including a net loss of $9.0 million for the year ended December 31, 2007, and a net loss of $6.6 million for the year ended December 31, 2006. At December 31, 2010, we had a stockholders’ deficit of $12.8 million and a working capital deficit of $13.1 million. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability and improving our working capital position.

If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place for additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

If we cannot extend or renew our current bank term loan, we may default on repayment or be compelled to allocate significant cash resources to repayment which would further impair our working capital position.

We have a $1.5 million term loan outstanding to a commercial bank located in China. That loan matures by its terms on April 8, 2011. We are currently negotiating a renewal of that loan, but do not have definitive arrangements in place at this time. Since 2008 we have operated with limited capital resources and a significant working capital deficit. If we are unable to renew this loan, we may not have the financial resources to repay the loan when it is due and may be compelled to default. Even if we are able to repay the loan, repayment would require allocation of a substantial portion of our working capital. Any such expenditure may impair our ability to execute our current business plan, and require us to curtail or alter our operating plans.

We purchase products from our manufacturers on a purchase order basis and they are not obligated to accept any purchase order on the terms we request or at all.

We currently purchase all of our products from third party manufacturers on a purchase order basis. The manufacturers are not obligated to accept any purchase order that we submit, and may elect not to supply products to us on the terms we request, including terms related to open credit terms, specific quantities, pricing or timing of deliveries. If a manufacturer were to refuse to fulfill our purchase orders on terms that we request or on terms that would enable us to recover our expenses and make a profit, we may lose sales or experience reduced margins, either of which would adversely affect our results of operations. Further, if a manufacturer were to cease manufacturing our products on acceptable terms, we might not be able to identify and secure the services of a new third-party manufacturer in a timely manner or on commercially reasonable terms.

During 2009 and continuing into 2010, we fell behind in payments to our principal contract manufacturer. We entered into a security agreement and standstill agreements pursuant to which the contract manufacturer agreed to continue manufacturing product after granting them a subordinated security interest in the receivables arising from the products that they sell to us, and our agreement to meet certain payment milestones to bring our account within current terms. To date, we have not met all of the payment milestones to them. We have entered into a subsequent agreement with our principal contract manufacturer where they have agreed to continue to ship product to use despite the “past due” status of our account, provided that we continue to make specified payments against our outstanding balance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Terms with Manufacturers” below. If we fail to make timely payments to our contract manufacturers, they may elect to suspend shipments or refuse our purchase orders, disrupting our ability to supply product to our customers.

We rely on a small number of large customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the year ended December 31, 2010, three of our customers and their affiliates accounted for approximately 77% of our revenues; orders from these customers comprised approximately 43%, 17% and 17% of revenues, respectively. For the year ended December 31, 2009, three of our customers and their affiliates accounted for approximately 58% of our revenues; orders from these customers comprised approximately 30%, 18% and 10% of revenues, respectively. For the year ended December 31, 2008, two of our customers and their affiliates accounted for approximately 48% of our revenues; orders from these customers comprised 31% and 17% of revenues, respectively.

If we lose one or more of our significant customers or if one or more of our significant customers materially scales back its orders, and we are unable to replace the sales of our products to other customers, our revenues may decline significantly and our results of operations may be negatively impacted.

We are attempting to develop other geographic markets for our products and services, including other regions in the Americas and EMEA, while still maintaining and expanding our volume of sales to our existing significant customers. Our goal is to develop additional significant customers. We can make no assurance, however, that we will succeed in diversifying our customer base, developing other geographic markets or becoming less reliant on a small number of significant customers. Failure to diversify our customer base subjects us to more risk in the event that one or more of our significant customers stops or reduces it purchases of our products.

The impact of the current economic climate and tight financing markets have impacted consumer demand for our products, our customer’s ability to finance new networks, and our ability to secure financing to support the manufacture and sale of our products.

The global economic recession had a significant impact on customer demand for our products in 2009 and 2010. For the year ended December 31, 2010 and December 31, 2009 our revenues were $45.4 million and $50.8 million, respectively, compared to $109.6 million for 2008. A substantial portion of our sales are derived from customers in developing countries. Weak consumer demand for our products in the Asia, EMEA and Latin America regions as compared to 2008 levels had a substantial negative impact on our revenues and profitability. The long term impact of the current economic climate and the tight financial markets on demand for our products is unclear. If consumer demand continues to be weak, we will continue to experience reduced sales.

We have historically sold a significant portion of our products to network operators in conjunction with rollouts and upgrades to network infrastructure. If operators determine that consumer demand will not support, or that they are unable to finance, new network rollouts or product launches, sales of our products may decline.

Because of our limited working capital, we rely on a combination of credit terms from our contract manufacturers and credit security from our customers and distributors to minimize our working capital requirements. We depend on open credit terms from our contract manufacturers to produce goods for sale to our customers. Any restrictive change in our credit terms with them could impact our ability to produce goods to meet customer orders.

The current economic and financial crisis may also impact the ability of our customers to provide credit security for their orders. We rely on that credit security, usually in the form of credit insurance or a letter of credit, to immediately finance the account receivable from the customer. We then use the proceeds from the account receivable financing to pay our contract manufacturers within the terms of their open credit policies. If, as a result of the current financial crisis or otherwise, our customers are unable to secure credit insurance or a letter of credit to secure their account with us, we may be unable to fill purchase orders submitted to us and our sales and results of operations may decline.

We have recently transitioned our product development efforts to focus on collaborative design with third parties, and may face additional risks related to our reliance on third party designers and manufacturers.

We began designing our own proprietary fixed wireless phones and other products in 2004. Since that time, we maintained a primary manufacturing relationship with a single contract manufacturer, who has manufactured phones, modems and gateways to our product specifications, which we review and customize to meet the requirements of our customers. Since late 2007, we have increasingly used third party design engineers and manufacturers to collaborate on our product development. These third parties develop and manufacture their own product designs. We review baseline products offered by these manufacturers and develop product specifications to improve the cost or performance of the product or to add features and functions to meet our customers’ unique requirements. In the fourth quarter of 2009, we sold our Korean subsidiary which performed much of our internal product design. We have retained our core product engineers, but are now more dependent on third party relationships to complete our comprehensive product design.

While we believe that this product development model provides a number of advantages, dependence on these third party design and manufacturing partners imposes certain risks to our business. We may not have the internal resources necessary to unilaterally make product modifications, and will be dependent on cooperation from our design and manufacturing partners to effect changes to product design, features or functions. As we work with new manufacturing partners, we may experience higher levels of product warranty claims, or defect rates which could negatively impact our financial position or impair our brand’s reputation for quality. We may not be able to respond to customer demands as quickly as we have through our internal research and development resources. Working with third party designers and manufacturers may limit our ability to develop unique or protected intellectual property rights in the products. Finally, we will be dependent on the financial stability and effective operations of our design and manufacturing partners. A financial or operational setback with one of our manufacturers may impact our ability to procure product necessary to meet customer orders or to service customer requests.

If we do not choose our design and manufacturing partners carefully, we may experience significant damages to our operations, our reputation and ultimately our financial position.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we may be required to substantially revise our business plan or cease operations.

As of December 31, 2010, we had cash and cash equivalents of $77,000 and a working capital deficit of $13.1 million. We incurred a net loss of $6.3 million in 2010, and have incurred net losses in four out of the past five years of operation. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

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

We depend on our distributor relationships to provide letters of credit to support our sales of products to customers in Venezuela, which accounted for 17% of our revenues in 2010.

For 2010, 2009 and 2008, sales to telecommunications service providers in Venezuela accounted for 17%, 18% and 41% of our revenues, respectively. In 2007, the government in Venezuela nationalized the telephone system. While we continued to receive orders for products, we experienced substantial delays in payments from our Venezuelan customers in 2007. In early 2008, we entered into a distributor agreement pursuant to which we directed sales orders from Venezuelan customers through a distributor. The distributor takes the purchase order from the customer and issues a purchase order to us at a discount from the purchase price for the end customer. Under the terms of the distributor agreement, the distributor secures its payment obligation to us with a letter of credit which we can finance immediately, eliminating delays in cash flow as well as collection risk.

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

Our customers are primarily wireless telecom operators in developing countries, which may create difficulties in the collection of our accounts receivable.

We customarily accept customer orders based on prepayment terms or letters of credit. This reduces our working capital requirements because we are able to quickly collect payment for the products that we deliver and pay our third-party manufacturers and vendors. In some instances, we make sales to customers on open credit terms. We have experienced some collection issues in the past. In 2010 and 2009 we incurred $1.3 million and $1.6 million of bad debt expense, respectively, because of our customers’ inability or refusal to pay. Most of our customers are wireless telecom operators in developing countries. This makes collection efforts more difficult and expensive. Often these countries do not have well established legal systems to secure and enforce judgments for unpaid accounts. Because of our limited working capital, any inability to collect on open accounts may have a significant impact on our financial position.

We depend on third party manufacturers to produce all of our products.

We currently depend on third party manufacturers to manufacture all of our products. As a result, we are subject to risks affecting their business. Such risks include delays in the manufacturing process, disruptions in their workforce or manufacturing capabilities, capacity constraints, quality control problems and compliance with import and export restrictions of the United States and foreign countries. In addition, if our business grows, these manufacturers may need to make additional capital expenditures, which they may choose not to do. Any of these risks could result in a delay of quality products being shipped to our customers, which could negatively impact our revenues, our reputation and our competitive position in our industry.

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

•	predicting market acceptance of new technology platforms;

•	proper product definition;

•	managing supply chains and component costs;

•	resolving technical hurdles and obtaining appropriate product certifications as required by our customers;

•	timely completion and introduction to the market;

•	differentiation from the products of our competitors; and

•	market acceptance of our products.

Although our current outsourced product development model will reduce investment risks, we will continue to commit significant resources for research and development of new products, in many instances, before knowing whether our investments will result in products the fixed wireless telecommunications market will accept. Further, we may be required to purchase licenses from third parties in connection with the development of new products and these licenses may not be available on commercially reasonable terms, or at all. Even if we successfully introduce new products and technologies, our products may not be accepted by the market or we may be unable to sell our products at prices that are sufficient to recover our investment in developing those new products. Many of the end users in our target markets have low incomes and rely on subsidies from telecommunications service providers in order to purchase our products. If we fail to introduce new products at prices that are competitive and allow us to generate a profit, we will lose customers and market share and the value of our company will decline.

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

We may experience long sales cycles for our products.

Our sales cycle depends, in part, on the length of time required for adoption of new technologies in our target markets. At times, orders for our products are tied to the rollout of new infrastructure by the telecommunications service providers, the precise timing of which is subject to financing, construction and other delays beyond our control. The period between our initial contact with a potential customer and that customer’s decision to purchase our products is relatively long. The evaluation, testing, acceptance, proposal, contract negotiation, funding and implementation process can extend over many months. It generally takes us between three and six months to complete a sale to a customer; however in certain instances the sales cycle may be substantially longer. As a result, we may not be successful in forecasting with certainty the sales that we will make in a given period.

If our sales cycle unexpectedly lengthens in general or for one or more large orders, the timing of our revenues could be delayed and results of operations could be negatively impacted in any quarter. Therefore, quarter to quarter comparisons of our revenues may not necessarily be meaningful, and these comparisons should not be relied upon as indications of future performance. Further, sales cycles that are longer than we expect will likely harm our ability to generate sufficient cash to cover our working capital requirements for a given period.

We must expand our customer base in order to grow our business.

To grow our business, we must fulfill orders from our existing customers, obtain additional orders from our existing customers, develop relationships with new customers and obtain and fulfill orders from new customers. The number of telecommunications service providers operating fixed wireless networks, and therefore the number of our prospective customers, is limited. We cannot guarantee that we will be able to develop relationships with additional telecommunications service providers and other customers and obtain purchase orders from those customers. Whether we will be able to obtain additional orders for our products will depend on a number of factors, including:

•	the market’s continued acceptance of fixed wireless products;

•	the growth in our target markets of wireless infrastructure;

•	whether any of our customers require us to grant exclusivity or impose other restrictions on our ability to market our products to other carriers in the same geographic region at competitive prices;

•	our ability to manufacture reliable products at competitive prices that have the features that are required by our customers and the end users of those products; and

•	our ability to expand relationships with existing customers and to develop relationships with new customers that will lead to additional orders for our products.

We depend on third party agents to provide sales and after market support for our products in some markets, and the loss of these relationships may harm our business.

We sell products to our customers through our direct sales force with significant involvement from senior management and, when desirable or required by the laws of a particular jurisdiction or a prospective customer, through local agents and a network of other third parties, such as resellers, distributors and manufacturers of complementary technologies. We rely on these agents and third parties to assist us in providing customer contacts and marketing our products directly to potential customers. When working with agents, we may enter into exclusive arrangements that preclude us from using another agent or making sales directly in a particular territory, which could harm our ability to develop new customer relationships. Certain agents and other third parties are not obligated to continue selling our products, and they may terminate their arrangements with us at any time. Our ability to increase our revenues in the future may depend in large part on our success in developing and maintaining relationships with these agents, distributors and other third parties. Any failure to develop or maintain our relationships with these third parties and any failure of these third parties to effectively market our products could harm our business, financial condition and results of operations.

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

Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

•	Cease selling, incorporating or using products that incorporate the challenged intellectual property.

•	Obtain a license from the holder of the infringed intellectual property right, although such license may not be available on reasonable terms, if at all.

•	Redesign products that incorporate the disputed technology.

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

Our failure to predict and comply with evolving wireless industry standards, including 3G and 4G standards, could reduce our ability to introduce and sell new products.

We must accurately anticipate evolving wireless technology standards and offer products that comply with such standards. We engineer and manufacture products that comply with several different 3G wireless standards and we anticipate releasing a 4G product line in 2011. If our products fail to comply with any one of these or future applicable standards, our ability to introduce and sell new products could be reduced or we could be required to make costly and time-consuming engineering changes. Additionally, if a significant number of wireless operators do not adopt the standards to which our products are engineered, then sales of such new products could be materially harmed.

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

Our common stock is quoted on the OTC Pink Sheets, which may be detrimental to investors.

Our common stock is currently quoted on the OTC Pink Sheets. Stocks quoted on the OTC Pink Sheets generally have limited trading volume and exhibit a wider spread between the bid and ask quotations as compared to stocks traded on national exchanges. Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouse). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser.

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

Our articles of incorporation and our bylaws contain provisions that enable our board of directors to discourage, delay or prevent a change in our ownership or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

•	Our directors may fill vacancies on our board of directors.

•

Our stockholders are permitted to remove members of our board of directors only upon the vote of at least two-thirds of the outstanding shares of stock entitled to vote at a meeting called for such purpose.

•

Stockholder proposals and nominations for directors to be brought before an annual meeting of our stockholders must comply with advance notice procedures, which require that all such proposals and nominations must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the annual meeting for the preceding year.

•	A special meeting of stockholders may be called only by our chief executive officer, president or secretary, or by resolution of our board of directors.

•	Our board of directors is expressly authorized to make, alter or repeal our bylaws.

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

We own no real property. Our corporate headquarters is located in San Diego, California, during 2009 and 2010 we leased approximately 17,100 square feet of office space. In 2011 we renewed this lease agreement, but reduced the size of the leased premises to approximately 5,900 square feet of office space, pursuant to an amended lease agreement that expires in April 2014.

We lease additional commercial properties in China and Korea for our operations and research and development teams. The China facility is approximately 1,200 square feet and the lease term is based on an annual agreement. The Korea facility is 1,600 square feet and the lease term is based on 90 day renewable periods.

Our facilities are covered by insurance and we believe them to be suitable for their respective uses and adequate for our present needs. Our requirements for facilities are not unique, and we believe that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

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

Market Information.

Our common stock is quoted on Over the Counter Pink Sheet market under the symbol “AXST”. From July 30, 2009 until December 4, 2010 our common stock was quoted on the Over the Counter Bulletin Board. By rule, our stock was removed from the Bulletin Board when no market maker posted a quote for a specified number of trading days. Prior to July 30, 2009, our stock was listed on the NYSE Amex exchange under the symbol “AFT.” The following table sets forth the high and low sales prices as reported by the NYSE Amex for the periods in which our stock was listed, and the range of high and low bid information for our stock for the periods in which our stock was quoted on the OTC Bulletin Board or OTC Pink Sheets.

	High	Low
2010
Fourth Quarter	$0.12	$0.05
Third Quarter	0.15	0.06
Second Quarter	0.12	0.05
First Quarter	0.13	0.08
2009
Fourth Quarter	$0.17	$0.10
Third Quarter	0.32	0.07
Second Quarter	0.44	0.19
First Quarter	0.45	0.19

Quotations for the OTC Pink Sheets are market quotations, based on calendar quarters, that reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders.

As of March 15, 2011, the stockholders list for our common stock showed 1,195 registered stockholders and 23,683,482 shares of common stock issued and outstanding.

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

Sales of Unregistered Securities.

We did not sell any unregistered shares of our common stock during the year ended December 31, 2010.

Repurchases of Equity Securities.

We did not repurchase any shares of our common stock during the year ended December 31, 2010.

Equity Compensation Plans Information.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2011 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated in this report by reference.

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

Year Ended December 31, (in thousands, except earnings (loss) per share)	2010	2009	2008	2007	2006
STATEMENT OF OPERATIONS DATA:
Revenues	$45,430	$50,819	$109,592	$82,435	$95,520
Gross margin	$7,507	$8,285	$26,271	$17,586	$15,274
Total operating expenses	$12,625	$17,092	$23,065	$26,327	$22,176
Operating income (loss)	$(5,118)	$(8,808)	$3,206	$(8,740)	$(6,902)
Net income (loss)	$(6,311)	$(10,131)	$1,419	$(9,024)	$(6,636)

PER SHARE DATA:
Basic earnings (loss) per share	$(0.27)	$(0.43)	$0.06	$(0.39)	$(0.29)
Diluted earnings (loss) per share	$(0.27)	$(0.43)	$0.06	$(0.39)	$(0.29)
Shares used in basic per share calculation	23,579	23,352	23,229	22,932	22,721
Shares used in diluted per share calculation	23,579	23,352	23,555	22,932	22,721

BALANCE SHEET DATA:
Cash and cash equivalents	$77	$602	$1,662	$555	$3,709
Working capital	$(13,140)	$(7,602)	$241	$(2,899)	$6,234
Total assets	$9,374	$16,189	$34,931	$29,363	$52,721
Long-term liabilities	$—	$—	$—	$—	$3,069
Total stockholders’ equity (deficit)	$(12,764)	$(6,622)	$2,784	$1,276	$9,498

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide fixed wireless voice and broadband access solutions for the worldwide telecommunications market. Our product portfolio includes fixed wireless phones, voice/data terminals, 3G and 4G broadband modems and gateway devices, and M2M (Machine to Machine) security devices for access to voice calling and high-speed data services.

Our products have similar functionality to phones and modems that use a traditional landline telecommunications networks; however, our products are wireless and can be substituted for wired phones and modems. Our products are based on CDMA (Code Division Multiple Access), GSM (Global System for Mobile Communications), GPRS (General Packet Radio Service), WCDMA (Wideband Code Division Multiple Access), and HSPA (High-Speed Packet Access) technologies and we are introducing a portfolio of LTE (Long Term Evolution) products in 2011. We provide a variety of telephone products, but have increased our focus on the development of data products, including 3G and 4G broadband modems and gateway devices, which now represent the majority of our overall revenues.

Historically, we have sold our products to telecommunications operators in developing countries where large segments of the population do not have telephone or internet service. To date, our largest markets have been in Asia; Europe, Middle East and Africa (EMEA), and Latin America, and currently our largest customers are located in Poland, Venezuela, and Scandinavia. Recently, we began selling our products in North America (the United States and Canada) and expect to grow this market in the next few quarters.

History

We were founded in July 2000. In late 2002, we began performing contract based research and development work for third party telecommunications companies. In late 2003, we believed that changing market factors would result in increasing demand for fixed wireless phones. In response, we refocused our business to concentrate exclusively on developing, manufacturing and selling our own branded and co-branded fixed wireless products. In 2004, we commenced large scale product manufacturing with a third party contract manufacturer which manufactures products to our design specifications.

From 2004 to 2007, we established relationships with network operators and sold our products to developing countries around the world. Initially our sales consisted principally of phone products which carried relatively low gross margins. During this period, we transitioned our product mix to include a higher percentage of data products—modems and gateways—that were sold at higher gross margins.

The year ended December 31, 2008 was our best year of operations. We generated revenues of $109.6 million and net income of $1.4 million for the year. It was our first year of profitable operations. That success was the result of focus on certain core operating goals:

•	stabilize revenues through customer and product diversity;

•	increase sales through localized sales teams; and

•	expand offerings of higher margin data products.

Recent Developments

Our operating results for 2009 and 2010 were significantly impacted by the global economic recession, which has caused telecommunications operators to delay the rollout of new network infrastructure and consumers to slow their spending on network and telephone equipment. In addition, larger competitors out of China capitalized on the tight economic climate to aggressively reduce prices and increase market share. Overall, we recorded revenues of $50.8 million for 2009 and $45.4 million for 2010, compared to $109.6 million for 2008. We recorded a net loss of $10.1 million in 2009 and a net loss of $6.3 million for 2010, compared to net income of $1.4 million in 2008.

The decline in revenues has been principally the result of the substantial decline in demand for our products from Latin America. Revenues from Latin America for 2009 and 2010 were $15.5 million, and $9.2 million, respectively, compared to $64.9 million for 2008. The decline is attributable to several factors including the loss of a key customer as a result of its acquisition and change in network infrastructure, the loss of market share to Chinese competitors, and lower average selling prices for our products in 2009 and 2010. The table below shows revenues by geographic region based on customer location for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Revenues
Asia	$301,723	$226,080	$5,243,104
EMEA	32,350,088	32,079,047	38,026,941
Latin America	9,244,730	15,520,989	64,873,051
North America (United States and Canada)	3,533,902	2,992,777	1,449,270

Total revenues	$45,430,443	$50,818,893	$109,592,366

Our principal operating objective for 2010 was the transition of product design and manufacturing operations to China and the introduction of newly re-engineered and lower cost versions of our core voice and data products. The purpose for the transition was to develop a line of products that would address the increased competition on the basis of price in the developing countries. We also sought to decrease costs of goods sold in order to maintain or increase gross margins. Finally we anticipated reducing operating expenses as a result of the transition through increased outsourcing of our research and development costs.

We established an operating subsidiary in China effective January 29, 2010. Through that entity, we established relationships with contract manufacturers that co-developed our new re-engineered products. We began delivering samples of our re-engineered products to network operators and began completing testing and homologation in the second half of 2010. These products contain the same Axesstel design, interface and functionality, but are manufactured at substantial discounts to our previous pricing. We are using the strength of our customer relationships and our dedicated sales personnel to sell these products competitively in our core markets, especially in EMEA and Latin America. The release of the lower cost products came late in 2010 and did not have a significant impact on revenues or gross margins for the period. We expect to benefit from increased delivery of these new products in 2011.

We also took steps during 2009 and 2010 to introduce our products into carriers in the North American market. In 2010, we secured approval for one of our gateway products to be sold on the Verizon network. For 2011, we are working with two Tier 1 carriers and several Tier 2 and Tier 3 carriers on additional product offerings, including products for a “wireline replacement” strategy. We have secured our first purchase order from a Tier 1 carrier for our wireline replacement terminal, and expect that there will be significant demand for this product. We also believe the government’s Broadband Initiative, that was part of the U.S. economic stimulus package adopted at the beginning of 2009, will result in the Tier 2 and Tier 3 operators making network investments. As these improvements roll out, we expect to have greater opportunities to sell our devices to those operators. North America revenue more than doubled since 2008, and we expect increased growth in this region in 2011 and beyond.

Gross margin was 17% in 2010 and 16% in 2009 compared to 24% for 2008. Gross margin was lower in 2010 and 2009 as a result of price reductions to meet competitive pressures and the write-off of excess and obsolete inventory. In addition, we aggressively priced and sold certain aged inventory at nominal margins in order to generate cash and reduce the potential for additional obsolescence. As we move into 2011, we expect that our gross margins will trend back to the low twenties as a result of the reduction of our inventory, the release of our newly re-engineered products, and increasing sales in the North America market where we have historically generated higher product margins.

We have transitioned our product development processes to focus on collaborative product development with third party engineering and manufacturing suppliers, particularly in China. We have identified a number of contract manufacturers who are increasing vertical integration in the areas of research and development, product design, and logistics. Our design team works with these manufacturers to develop and customize products to incorporate our design and functional requirements on their baseline designs. This approach provides the opportunity to reduce research and development expenses, shorten time to market for new products, and leverage supply chains and economies of scale to reduce product costs. This transition had a significant impact on our operating expenditures. Operating expenses were $12.6 million for 2010, representing their lowest levels in over five years. This compares to $17.1 million for 2009 and $23.1 million for 2008. Much of this reduced expense was attributable to reduced expenses related to the sale of our Korean operations in late 2009 as well as reduced selling expenses from decreased revenue during the comparable periods. We expect to maintain operating expenses at these historic low levels in 2011, with the exception of fluctuating selling and operating expenses based on the revenues levels and the customer mix experienced during the year.

The global recession has also impacted the financial position of some of our customers, which has caused them to delay or default in payment obligations to us. Our net loss for the year includes a $1.3 million charge in 2010 and a $1.6 million charge in 2009 related to bad debt expense for products that were sold on open account terms. We have tightened our credit policies with our customers. Where possible, we secure our accounts receivables through credit insurance or letters of credit. The portion of our net accounts receivable that were not secured at December 31, 2010 was 10%.

Continuing losses from operations have significantly impacted our financial condition. At December 31, 2010, we had cash and cash equivalents of $77,000 and negative working capital of $13.1 million. We do not currently have cash reserves or credit facilities that would enable us to sustain continued losses. If we continue to incur operating losses, we may not generate sufficient capital to fund our operations. In addition, we rely on a combination of open credit terms from our manufacturers and the ability to finance our accounts receivable to minimize our working capital requirements. At December 31, 2010, we owed our principal contract manufacturer $9.5 million on our account, of which $4.1 million was past due under the terms of our credit arrangement. We have entered into an arrangement with our principal contract manufacturer to continue to supply us with product on a purchase order basis, provided we make payments against our past due account. If our contract manufacturers restrict our credit terms or we are unable to secure financing for our accounts receivables on terms acceptable to us, it would have a significant impact on our ability to fund our operations.

Outlook

We are not issuing specific guidance for 2011. We anticipate that revenues and gross margin will improve with the release of our new product lines and the launch of our wireline replacement terminal in North America. In order to achieve profitability under our current business model, we need to reach revenues of approximately $60 million annually with gross margins in the low twenty percent range.

We have a $1.5 million term loan that is maturing in the second quarter of 2011. We are negotiating the renewal of that loan but definitive agreements are not in place at this time. If we can renew that loan, we believe that cash generated from operations and our existing credit facilities will be sufficient to support our operations and that our working capital position will improve over the next few quarters. However, our working capital position continues to be restricted, which may impact our ability to meet larger customer orders if they are received. Any change in our credit terms, or any decline in the credit worthiness of our customers, could impact our working capital and our ability to produce goods to meet customer orders. See “Liquidity and Capital Resources” below.

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

Recently, we have undertaken more outsourcing of our product development efforts. These third party development agreements generally provide for one of two types of payments. In some agreements we pay a non-recurring engineering fee for the development services against performance of specified milestones. Under these agreements, we expense the non-recurring engineering fee to research and development expense as it is incurred. In some contractual arrangements we pay a royalty to the third party developer. This may be in addition to, or in lieu of, any non-recurring engineering fee. In these cases, the royalty payments are charged to cost of goods sold in the period in which the revenue from the sale of the product is recognized.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive and operational management, finance, human resources, information technology, sales and marketing, program management and administrative personnel. Other costs include facility expenses, employee travel, bank and financing fees, insurance, legal expense, commissions and collection fees, accounting, professional service provider fees, board of director expense, stockholder relations expense, amortization of intangible assets, depreciation expense of software and other fixed assets, and bad debt expense.

Critical Accounting Policies and Estimates

Management believes that the most critical accounting policies important to understanding our financial statements and financial condition are our policies concerning Revenue Recognition, Accounts Receivable, Inventories, and Warranty Costs.

Revenue Recognition

Our Revenue Recognition policy calls for us to recognize revenue on sales when ownership and title pass to the customer. Because our sales are characterized by large orders from time to time, the timing of when the revenue is recognized may have a significant impact on results of operations for any given quarter or annual period.

Accounts Receivable—Allowance for Doubtful Accounts

Under our Accounts Receivable policy, our management exercises its judgment in establishing allowances for doubtful accounts based on information collected from individual customers. Several factors make these allowances significant to our financial position. We have traditionally experienced high customer concentration, resulting in large accounts receivable from individual customers. The determination of the credit worthiness of these customers and whether or not an allowance is appropriate could have a significant impact on our results of operations for any given quarter. Increases or decreases in allowances for doubtful accounts may have a significant impact on profitability.

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

Warranty Costs

For some sales contracts, we provide warranty replacement units ranging from 1 to 2 percent of total units shipped. The costs related to these units are included in costs of goods sold at the time that the revenue for the shipment is recognized. For other orders we provide a limited warranty, generally for a period of 1 to 2 years from purchase or initialization of the product. We establish a warranty reserve based on management’s estimates of anticipated service and replacement costs over the term of outstanding warranties for any given period. Management’s estimates are based on historical warranty experience. However, we are aggressively expanding our product offerings, and frequently introduce new products to the market. In addition, our products are purchased from third party design and manufacturing firms, or are comprised of components acquired from third party suppliers, which are manufactured and assembled to our specifications by contract manufacturers. As a result, we may have limited experience from which to establish an estimate for an applicable warranty reserve for a specific product. Any significant change in warranty expense may have a substantial impact on our results of operations.

Accounting Policies and Estimates

Please see “Note 3—Significant Accounting Policies” in our financial statements for a more complete discussion of the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

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

	($ in thousands) Year Ended December 31,
	2010		2009		2008
Revenues	$45,430	100.0%	$50,819	100.0%	$109,592	100.0%
Cost of goods sold	37,923	83.5	42,534	83.7	83,321	76.0

Gross margin	7,507	16.5	8,285	16.3	26,271	24.0

Operating expenses
Research and development	2,448	5.4	3,825	7.5	4,798	4.4
Selling, general and administrative	10,176	22.4	13,267	26.1	18,267	16.7

Total operating expenses	12,624	27.8	17,092	33.6	23,065	21.1

Operating income (loss)	(5,117)	(11.3)	(8,807)	(17.3)	3,206	2.9
Other income (expense), net	(1,182)	(2.6)	(1,324)	(2.6)	(1,651)	(1.5)

Income (loss) before income taxes	(6,299)	(13.9)	(10,131)	(19.9)	1,555	1.4
Income tax provision	12	—	—	—	136	0.1

Net income (loss)	$(6,311)	(13.9)%	$(10,131)	(19.9)%	$1,419	1.3%

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

General

We recorded revenues of $45.4 million in the year ended December 31, 2010 and recorded a net loss of $6.3 million, compared to revenues of $50.8 million and net loss of $10.1 million for year ended December 31, 2009. We experienced poor results in 2010 and 2009 as the result of the global economic climate and intense price competition. The impact of these factors has been most significant in Latin America where overall revenue numbers have dropped significantly since 2008. In response to these structural changes in our market, we transitioned our product research and development from primarily internal development based in Korea, to outsourced development based in China. This transition successfully reduced operating expenses in 2010, but did not have a significant impact on revenues or gross margin, as the lower cost products were not commercially available until late in the year. For 2011, we are focused on increasing revenues and gross margins with the full year of sales of our newer lower cost product lines, the launch of our wireline replacement terminal in North America, and the launch of our 4G product line.

Revenues

For the year ended December 31, 2010, revenues were $45.4 million compared to $50.8 million for the year ended December 31, 2009, representing an 11% decrease. The decrease in revenues is attributable to a decrease in sales in the Latin America region, which went from $15.2 million in 2009 to $9.2 million in 2010. Of this decline, approximately $5.2 million was attributable to business lost within our Puerto Rico market as the network operator in that market was acquired and changed network infrastructure. We attribute the additional reduction to the decline in average selling prices for our products as compared to 2009, as well as general economic conditions within our markets in Latin America.

In 2010, our revenues were derived principally from three customers, which together represented 77% of revenues, and individually represented 43%, 17% and 17% of revenues, respectively. In 2009, our revenues were derived principally from three customers, which together represented 58% of revenues, and individually represented 30%, 18% and 10% of revenues, respectively. Our revenues for the year ended December 31, 2010 consisted of 23% for voice products and 77% for data products. For the year ended December 31, 2009, our revenues consisted of 29% for voice products and 71% for data products.

We are looking to increase revenues through expansion of our product portfolio for fixed wireless phone and broadband access products and increasing our customer base in new regions. We are actively seeking market opportunities where we have the ability to deliver products that address unique customer requirements. As we grow, we expect to become less dependent on a limited concentration of customers.

Cost of Goods Sold

For the year ended December 31, 2010, cost of goods sold was $37.9 million compared to $42.5 million for the year ended December 31, 2009, a decrease of 11%. This decrease in cost of goods sold was attributable to reduced revenues as compared to the prior year.

We expect to begin larger volume sales of our newly re-engineered products in 2011. As a result, we anticipate that costs of goods sold will decline in future quarters as a percentage of revenue as a larger portion of our revenues are attributed to these new lower cost re-engineered products.

Gross Margin

For the year ended December 31, 2010, gross margin as a percentage of revenues was 17% compared to 16% for the year ended December 31, 2009. Gross margin was impacted in both 2010 and 2009 by competitive pricing pressures, but also by inventory write-offs and liquidations. We incurred some write-off of excess and obsolete inventory in connection with the introduction of our re-engineered product lines and lower anticipated demand for our prior products. For the years ended December 31, 2010 and 2009, we expensed $721,000 and $1.6 million of excess and obsolete inventory, respectively. In addition, we have aggressively priced certain aged inventory to generate cash and reduce the potential for additional obsolescence.

As we moved into 2011, we do not anticipate significant write-offs and expect that our gross margins will trend back to the low twenties as a result of our lower inventory levels, the release of our newly re-engineered products and increasing sales in the U.S. market where we have historically generated higher product margins.

Research and Development

For the year ended December 31, 2010, research and development expenses were $2.4 million compared to $3.8 million for the year ended December 31, 2009, a decrease of 37%.

The decrease is the result of our transition to an outsourced development model for some of our non-strategic development processes that has allowed us to reduce research and development expenses. In the fourth quarter of 2009, we sold our Axesstel Korea subsidiary in order to reduce our investment in research and development for our internally developed products. Axesstel Korea was mainly responsible for the development of our phone based product line, which we have transitioned to Chinese-based engineering partners. In connection with the sale, we terminated our lease obligations for our research and development center in Korea and the employment obligations for 37 of our former employees, including severance obligations under Korean law. We anticipate that these lower research and development expenses will carry over through 2011.

Selling, General and Administrative

For the year ended December 31, 2010, selling, general and administrative expenses were $10.1 million compared to $13.3 million for the year ended December 31, 2009, a decrease of 24%. This decrease was mainly attributable to reduced wage and decreased bad debt expense. As a percentage of revenue, selling, general and administration expenses decreased to 22% in 2010 from 26% in 2009.

Excluding the impact of the bad debt expense for 2010, we expect selling, general and administrative expenses to remain stable in 2011, with the exception of fluctuating selling and operating expenses based on the revenue levels and the customer mix experienced during the year.

Other Income (Expense), net

For the year ended December 31, 2010, other income (expense) was a net expense of $1.2 million. This amount was comprised of interest expense of $1.3 million associated from debt and financing activities, offset by other income of $150,000 from a gain on the sale of a patent.

For the year ended December 31, 2009, other income (expense) was a net expense of $1.3 million. This amount was comprised of interest expense of $1.1 million associated from debt and financing activities, and other expenses of $244,000, mainly associated with the sale of our Axesstel Korea subsidiary.

Provision for Income Taxes

For the year ended December 31, 2010, we recorded an income tax provision of $12,000 for foreign income taxes. Currently, we have established a full reserve against all deferred tax assets.

For the year ended December 31, 2009, no income tax provisions were recorded.

Net Loss

For the year ended December 31, 2010, net loss was $6.3 million compared to net loss of $10.1 million for the year ended December 31, 2009.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Revenues

For the year ended December 31, 2009, revenues were $50.8 million compared to $109.6 million for the year ended December 31, 2008, representing a 54% decrease. The decrease in revenues is attributable to a decrease in sales in the Asia, EMEA and Latin America regions, which went from $5.2 million, $38.0 million and $64.9 million, respectively in 2008 to $226,000, $32.1 million and $15.5 million, respectively in 2009. We attribute the slow down in sales in Asia, EMEA and Latin America to general economic conditions and increased competition, especially within our Venezuela market, which had a revenue decline from $44.4 million in 2008 to $9.3 million in 2009, representing a $35.1 million year over year reduction.

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

In the fourth quarter of 2009, we sold our Axesstel Korea subsidiary in order, to lower our investment in research and development for our internally developed products. Axesstel Korea was mainly responsible for the development of our phone based product line, which we have transitioned to Chinese-based engineering partners. In connection with the sale, we terminated our lease obligations for the real estate in Korea and the employment obligations for 37 of our former employees, including severance obligations under Korean law.

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

Liquidity and Capital Resources

Liquidity

At December 31, 2010, cash and cash equivalents was $77,000 compared to $602,000 at December 31, 2009. In addition, at December 31, 2010, accounts receivable were $7.7 million, compared to $10.9 million at December 31, 2009. At December 31, 2010, we had negative working capital of $13.1 million compared to negative working capital of $7.6 million at December 31, 2009. At December 31, 2010, we had bank financings of $7.5 million compared to $4.5 million at December 31, 2009.

For the year ended December 31, 2010, we used $3.6 million of cash in operations which was derived from the cash net loss of $3.6 million (net loss adjusted for depreciation and amortization expense, gain on sale of assets, stock based compensation, and receivable and inventory provisions) offset by changes in operating assets and liabilities of $23,000. During the year ended December 31, 2010, we generated $130,000 of cash from investing activities, and as of December 31, 2010, we did not have any significant commitments for capital expenditures. Financing activities generated $3.0 million of cash during the year ended December 31, 2010, as cash received from bank financings was used to finance operating activities.

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

We are currently past due in payments to our principal contract manufacturer. At December 31, 2010 we owed our principal contract manufacturer $9.5 million of which $4.1 million was past due under our open credit terms with this manufacturer. We have entered into an agreement with our principal contract manufacturer where they have agreed, despite our “past due” status, to continue to fulfill orders on a purchase order basis, provided that we make payment within three business days of the shipment date for the products. In return, we have agreed to make additional payments in 2011 toward the past due amount with each new invoice payment that we make. For the period from March 1, 2011 to June 30, 2011 we have agreed to pay an amount equal to 103.5% of each invoice submitted by the manufacturer, of which 3.5% will be allocated against the past due balance. For the period from July 1, 2011 through December 31, 2011 we have agreed to pay an amount equal to 105.5% of each invoice submitted by the manufacturer, of which 5.5% will be allocated against the past due balance.

We are initiating credit terms with the manufacturers that are producing our newly launched product lines. However, we do not have any firm commitment from any of our manufacturers to extend open credit terms for any specific period of time. We continue to depend on our principal contract manufacturer to produce certain key products for us. Similarly, we expect to rely on credit terms from our new contract manufacturers to reduce our working capital requirements. If we cannot secure comparable credit terms from our new contract manufacturers, we may need to identify alternative manufacturers or secure additional capital in order to finance the production of our products.

Bank Financing

We have two bank financing arrangements. We currently maintain an accounts receivable credit facility that permits us to factor, on a recourse basis, certain credit insured accounts receivable. The lender under that facility has the discretion to accept or reject any individual account receivable for factoring. The factor advances us 80% of the amount of the receivable, and retains the remaining 20% until collection. Borrowings for the amount advanced bear interest at the rate of 20% per annum and are secured by a lien on all of our receivables. At

December 31, 2010, we had borrowings of $6.0 million under the facility. We repay the amounts borrowed under the facility as the underlying accounts receivable are repaid. The lender has indicated that they will allow us to borrow up to $11.0 million under this facility, subject to their approval of the underlying account receivable.

During the second quarter of 2010, we entered into a line of credit with a commercial bank in China. The initial borrowing limit is $1.5 million under this facility. Borrowings under this line of credit bear interest at the Peoples Bank of China twelve month adjustable rate, currently at 6% per annum. At December 31, 2010, we had borrowings of $1.5 million under this line of credit. The term of this line of credit expires on April 8, 2011, unless the credit line is renewed. We are negotiating the renewal of this loan for an additional one year term. However, no definitive agreement for renewal is in place at this time. If we are unable to renew this loan, we may not have the financial resources to repay the loan as it matures and may be compelled to default. Even if we are able to repay the loan, repayment would require allocation of a substantial portion of our working capital, which may impair our ability to execute our current business plan, and require us to curtail or alter our operating plans.

We are actively seeking to expand the borrowing limit under our line of credit or identify a source for term debt or purchase order financings that would augment our working capital and reduce our dependency on the accounts receivable credit facilities. In addition, we have approached our existing factor and others about expanding the borrowing base or lowering costs on borrowed funds. To date, we have received nonbinding indications of interest for providing funding, subject to the launch of our new product lines and improved operating results over the next few quarters. Except as described above, we do not have any other bank financing or credit facilities currently available to us.

Contractual Obligations and Commitments

The following summarizes our contractual obligations at December 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	More than 4 years
Short-term bank financings	$7,487	$7,487	$—	$—
Employment contracts	802	802	—	—
Operating leases (facilities)	351	121	230	—

Total	$8,640	$8,410	$230	$—

Our short-term bank financings include borrowings under our account receivable credit facility and under our term loan with the commercial bank in China.

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause as of December 31, 2010, the severance expense due would be $802,000, plus payments equal to twelve month’s of continuing healthcare coverage under COBRA.

Our operating leases relate to our facilities leases. In 2011, we renewed a lease for our corporate headquarters and United States operations to occupy approximately 5,900 square feet of office space pursuant to an amended lease agreement that expires in April 2014. We additionally lease commercial properties in China and Korea for our operations and research and development teams. The China facility is approximately 1,200 square feet and the lease term is based on one year annual agreements. The Korea facility is 1,600 square feet and the lease term is based on 90 day renewal periods.

Recent Accounting Pronouncements

Please see the section entitled “Recent Accounting Pronouncements” contained in “Note 3—Significant Accounting Policies” to our financial statements included on page F-14.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. Interest rates for our current bank debt outstanding are based at rates ranging from 6% to 20% per annum. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At December 31, 2010, we had approximately $77,000 in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at December 31, 2010, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Risk

During the year ended December 31, 2010, the majority of our revenue was generated outside the United States. In addition, most of our products were purchased from manufacturers in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from our contract manufacturers were denominated in United States dollars.

We maintain operations in China and in Korea for which expenses are paid in the Chinese Yuan and Korean Won. In addition, our loan from the commercial bank in China is denominated in Chinese Yuan. At December 31, 2010, the amount borrowed under this loan was $1.5 million, based on the effective exchange rate at the time. Accordingly, we do have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results.

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

Disclosure Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2010, our disclosure controls were effective at that “reasonable assurance” level.

Management’s Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

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

Changes In Internal Controls over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Identification of Executive Officers.

The information under the caption “Certain Information with Respect to Executive Officers,” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Compliance with Section 16(a) of the Exchange Act,” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Code of Ethics.

The information under the caption “Code of Ethics” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Audit Committee.

The information under the caption “Information Regarding the Board and its Standing Committees,” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Relationships and Related Transactions and Director Independence,” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Principal Accountant Fees and Services,” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedule immediately following the signature page to this report on Form 10-K.

2. Index to Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2010, 2009 and 2008 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

SCHEDULE II

AXESSTEL, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2010	$1,200	$1,261	$1,531	$930
December 31, 2009	900	1,595	1,295	1,200
December 31, 2008	125	805	30	900
Reserve for Excess and Obsolete Inventories:
December 31, 2010	1,750	721	1,171	1,300
December 31, 2009	550	1,550	350	1,750
December 31, 2008	275	534	259	550
Warranty Reserve:
December 31, 2010	375	234	259	350
December 31, 2009	460	223	308	375
December 31, 2008	460	408	408	460

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

Date: March 29, 2011

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

Signature	Title	Date

/S/ H. CLARK HICKOCK H. Clark Hickock	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2011

/S/ PATRICK GRAY Patrick Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2011

/S/ OSMO A. HAUTANEN Osmo A. Hautanen	Chairman	March 29, 2011

/S/ JAI BHAGAT Jai Bhagat	Director	March 29, 2011

/S/ RICHARD M. GOZIA Richard M. Gozia	Director	March 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Axesstel, Inc.

We have audited the consolidated balance sheets of Axesstel, Inc. (a Nevada corporation) and its wholly owned subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axesstel, Inc. and its wholly owned subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years ended December 31, 2010, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

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

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.

March 29, 2011

Santa Monica, California

AXESSTEL, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$77,099	$602,106
Accounts receivable, less allowance for doubtful accounts of $930,000 and $1,200,000 at December 31, 2010 and 2009, respectively	7,716,953	10,908,292
Inventories, net	1,044,422	2,925,388
Prepayments and other current assets	535,781	773,036

Total current assets	9,374,255	15,208,822

Property and equipment, net	119,531	333,521

Other assets:
Licenses, net	210,000	555,139
Other, net	46,523	91,857

Total other assets	256,523	646,996

Total assets	$9,750,309	$16,189,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,792,595	$12,629,113
Bank financings	7,487,274	4,485,318
Accrued commissions	870,000	1,911,000
Accrued royalties	1,311,000	1,430,000
Accrued warranties	350,000	375,000
Other accrued expenses and current liabilities	1,703,516	1,980,795

Total current liabilities	22,514,385	22,811,226

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 23,683,482 and 23,456,232 shares issued and outstanding at December 31, 2010 and 2009	2,368	2,346
Additional paid-in capital	39,952,249	39,760,026
Accumulated other comprehensive loss	(23,100)	—
Accumulated deficit	(52,695,593)	(46,384,259)

Total stockholders’ deficit	(12,764,076)	(6,621,887)

Total liabilities and stockholders’ deficit	$9,750,309	$16,189,339

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
Revenues	$45,430,443	$50,818,893	$109,592,366
Cost of goods sold	37,923,470	42,534,373	83,321,217

Gross margin	7,506,973	8,284,520	26,271,149

Operating expenses
Research and development	2,448,385	3,824,884	4,797,865
Selling, general and administrative	10,176,266	13,267,317	18,267,145

Total operating expenses	12,624,651	17,092,201	23,065,010

Operating income (loss)	(5,117,678)	(8,807,681)	3,206,139

Other income (expense)
Interest expense, net	(1,331,464)	(1,079,822)	(1,314,929)
Other, net	149,755	(243,961)	(336,234)

Total other income (expense)	(1,181,709)	(1,323,783)	(1,651,163)

Income (loss) before income tax provision	(6,299,387)	(10,131,464)	1,554,976
Income tax provision	11,947	—	136,210

Net income (loss)	$(6,311,334)	$(10,131,464)	$1,418,766

Earnings (loss) per share
Basic	$(0.27)	$(0.43)	$0.06

Diluted	$(0.27)	$(0.43)	$0.06

Weighted average shares outstanding
Basic	23,579,326	23,352,076	23,228,982
Diluted	23,579,326	23,352,076	23,554,835

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2007	23,228,982	$2,323	$38,939,603	$5,472	$(37,671,561)	$1,275,837
Stock-based compensation	—	—	311,000	—	—	311,000
Unearned compensation	—	—	93,700	—	—	93,700
Cumulative translation adjustment	—	—	—	(314,917)	—	(314,917)
Net income	—	—	—	—	1,418,766	1,418,766

Balances at December 31, 2008	23,228,982	2,323	39,344,303	(309,445)	(36,252,795)	2,784,386

Stock issued to Board of Directors	227,250	23	43,723	—	—	43,746
Stock-based compensation	—	—	372,000	—	—	372,000
Cumulative translation adjustment	—	—	—	309,445	—	309,445
Net loss	—	—	—	—	(10,131,464)	(10,131,464)

Balances at December 31, 2009	23,456,232	2,346	39,760,026	—	(46,384,259)	(6,621,887)

Stock issued to Board of Directors	227,250	22	56,223	—	—	56,245
Stock-based compensation	—	—	136,000	—	—	136,000
Cumulative translation adjustment	—	—	—	(23,100)	—	(23,100)
Net loss	—	—	—	—	(6,311,334)	(6,311,334)

Balances at December 31, 2010	23,683,482	$2,368	$39,952,249	$(23,100)	$(52,695,593)	$(12,764,076)

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(6,311,334)	$(10,131,464)	$1,418,766
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	676,314	1,276,641	1,698,661
(Gain) loss on sale of assets	(150,000)	276,879
Stock-based compensation	192,245	415,746	404,700
Provision for losses on accounts receivable	1,260,792	1,595,058	805,000
Provision for inventory obsolescence	721,111	1,550,000	534,000
(Increase) decrease in:
Accounts receivable	2,180,547	14,692,914	(7,199,554)
Inventories	1,159,855	(3,157,812)	683,857
Prepayments and other current assets	(12,745)	1,429,119	(983,112)
Other assets	(52,150)	7,723	(38,149)
Increase (decrease) in:
Accounts payable	(1,836,518)	(6,694,621)	(3,026,242)
Accrued expenses and other liabilities	(1,462,279)	(1,735,228)	2,184,839

Total adjustments	2,677,172	9,656,419	(4,936,000)

Net cash used in operating activities	(3,634,162)	(475,045)	(3,517,234)

Cash flows from investing activities:
Proceeds from sale of assets	150,000	250,000	—
Proceeds from note receivable	—	241,976	309,297
Acquisition of property and equipment	(19,701)	(235,459)	(271,478)

Net cash provided by investing activities	130,299	256,517	37,819

Cash flows from financing activities:
Net proceeds (payments) of bank financing	3,001,956	(906,024)	4,901,342
Proceeds from borrowings from unrelated party	—	—	8,000,000
Repayment of borrowings from unrelated party	—	—	(8,000,000)

Net cash provided by (used in) financing activities	3,001,956	(906,024)	4,901,342

Cumulative translation adjustment	(23,100)	64,347	(314,917)

Net increase (decrease) in cash and cash equivalents	(525,007)	(1,060,205)	1,107,010

Cash and cash equivalents at beginning of year	602,106	1,662,311	555,301

Cash and cash equivalents at end of year	$77,099	$602,106	$1,662,311

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,327,028	$989,258	$1,347,525
Income tax	$—	$—	$81,600

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

Notes to Consolidated Financial Statements

December 31, 2010

1. THE COMPANY

The Company

Axesstel, Inc. (“we”, “Axesstel” or the “Company”) provides fixed wireless voice and broadband data access products for worldwide telecommunications. Our product portfolio includes fixed wireless phones, voice/data terminals, 3G and 4G broadband modems and gateway devices, and M2M (Machine to Machine) security devices for access to voice calling and high-speed data services.

Axesstel was originally formed in July 2000 as a California corporation (“Axesstel California”) and through a reverse merger in August 2002 became Axesstel, Inc., a Nevada corporation.

2. LIQUIDITY AND GOING CONCERN

We have experienced significant net losses to date from operations. At December 31, 2010, we had cash and cash equivalents of $77,000, negative working capital of $13.1 million, and stockholders’ deficit of $12.8 million.

Poor operating results since the beginning of 2009 have greatly reduced our working capital position from $241,000 at December 31, 2008 to a deficit of $13.1 million at December 31, 2010. While we have diversified our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results over the next few quarters. Because of our limited cash position, a reduction in cash flow from operations could have a significant impact on our ability to fund operations.

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

The tightening of global credit markets has caused some major lenders to withdraw or reduce their programs for financing accounts receivable. We currently maintain an accounts receivable credit facility that permits us to factor, on a limited recourse basis, certain credit insured accounts receivable. The lender has the discretion to accept or reject any individual account receivable for factoring. The factor advances us 80% of the amount of the receivable, and retains the remaining 20% until collection. Borrowings for the amount advanced bear interest at the rate of 20% per annum and are secured by a lien on all of our receivables. At December 31, 2010, we had borrowings of $6.0 million under the facility. We repay the amounts borrowed under the facility as the underlying accounts receivable are paid. The lender has indicated that they will allow us to borrow up to $11.0 million under this facility, subject to their approval of the underlying account receivable.

In April 2010, we entered into a line of credit with a commercial bank in China. The initial borrowing limit is 10,000,000 Chinese Yuan (equivalent to $1.5 million at December 31, 2010) under this facility. Borrowings under this line bear interest based on the People’s Bank of China twelve month adjustable rate, which was at 6% per annum as of December 31, 2010. At December 31, 2010, $1.5 million was outstanding under this facility. The term of this line of credit expires on April 8, 2011, unless the credit line is renewed. We are negotiating the renewal of this loan for an additional one year term. However, no definitive agreement for renewal is in place at this time. If we are unable to renew this loan, we may not have the financial resources to repay the loan as it matures and may be compelled to default. Even if we are able to repay the loan, repayment would require allocation of a substantial portion of our working capital, which may impair our ability to execute our current business plan, and require us to curtail or alter our operating plans.

We are working with a number of lenders and anticipate that we will be able to continue to secure financing in the upcoming quarters. If, however, our customers cannot secure their payment obligations to us through letters of credit, credit insurance or other collateral, we may not be able to accept orders.

Similarly, we rely on open credit terms with our manufacturing partners to fund our operating requirements. Any restrictive change in open credit terms from our contract manufacturers, as a result of credit restrictions imposed by their lenders or otherwise, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

At December 31, 2010, we owed our principal contract manufacturer $9.5 million, of which $4.1 million was past due under the terms of our credit arrangement with that manufacturer. We have entered into an agreement with our principal contract manufacturer where they have agreed, despite our “past due” status, to continue to fulfill orders on a purchase order basis, provided that we make payment within three business days of the shipment date for the products. In return, we have agreed to make additional payments in 2011 toward the past due amount with each new invoice payment that we make. For the period from March 1, 2011 to June 30, 2011 we have agreed to pay an amount equal to 103.5% of each invoice submitted by the manufacturer, of which 3.5% will be allocated against the past due balance. For the period from July 1, 2011 through December 31, 2011 we have agreed to pay an amount equal to 105.5% of each invoice submitted by the manufacturer, of which 5.5% will be allocated against the past due balance. The change in open credit terms from our principal contract manufacturer, or any change in credit terms from our lenders or other contract manufacturers, may disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

We are evaluating additional manufacturing and financing arrangements, including purchase order financing facilities, to increase our available working capital and to allow us to grow our business without the sale of additional debt or equity securities. If we can grow our business and secure products from our contract manufacturers in sufficient quantities, we believe that we will be able to generate cash from operations and secure financing to provide sufficient cash to finance our operations. However, if we fail to generate sufficient product sales, we will not generate sufficient cash to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. The recent worldwide financial crisis has decreased the number of commercial banking institutions that are willing to extend credit on foreign based receivables. In addition, the number of investment funds committing capital to microcap issuers has decreased, while pricing for financings of both debt and equity has increased.

Because of our historic net losses, negative working capital position, and the uncertainties related to weakening economic conditions, particularly in developing countries which may result in lower demand for our products, our independent auditors, in their report on our financial statements for the year ended December 31, 2010 expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and operating results of Axesstel and its wholly-owned subsidiaries Axesstel Shanghai, LTD. and Axesstel Korea, Inc. We sold all of our ownership interest in Axesstel Korea, Inc. in a transaction that was completed on November 15, 2009. (See Note #17). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations for our foreign customers are typically secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At December 31, 2010 and 2009, the allowance for doubtful accounts was $930,000 and $1,200,000, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out method), based on actual cost charged by the supplier, or market. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. At December 31, 2010 and 2009, the reserve for excess and obsolete inventory was $1,300,000 and $1,750,000, respectively.

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

During the years ended December 31, 2010 and 2009, we determined that there was no impairment.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At December 31, 2010 and December 31, 2009, there was no allowance for sales returns.

All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units is included in cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the year ended December 31, 2010, warranty costs amounted to $234,000 and at December 31, 2010, we have established a warranty reserve of $325,000 to cover additional service costs over the life of the warranties. During the year ended December 31, 2009, warranty costs amounted to $223,000 and, as of December 31, 2009, we had established a warranty reserve of $375,000 to cover additional service costs over the life of the warranties. During the year ended December 31, 2008, warranty costs amounted to $408,000 and, as of December 31, 2008, we had established a warranty reserve of $460,000 to cover additional service costs over the life of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the years ended December 31, 2010, 2009 and 2008 include stock-based compensation costs of $192,000, $416,000, and $405,000, respectively. Following is a summary of stock-based compensation costs, by income statement classification:

	Years ended December 31,
	2010	2009	2008
Research and development	$16,000	$96,000	$93,000
Selling, general and administrative	176,000	320,000	312,000

Total	192,000	416,000	405,000

Tax effect on share-based compensation	—	—	—

Net effect on net income (loss)	$192,000	$416,000	$405,000

Effect on earnings per share:
Basic	$0.01	$0.02	$0.02
Diluted	$0.01	$0.02	$0.02

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years. As permitted by SAB 107, due to our insufficient history of option activity, we utilized the “simplified approach” to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of our stock. We estimated the forfeiture rate based on historical data for forfeitures and we recognize compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

The following weighted-average assumptions were utilized for the calculations during each period:

	Years ended December 31,
	2010	2009	2008
Expected life (in years)	6.00	6.00	6.00
Weighted average volatility	100%	98%	88%
Forfeiture rate	0%	0%	0%
Weighted average risk-free interest rate	2.65%	1.89%	3.05%
Expected dividend yield	—	—	—

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

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At December 31, 2010, 2009 and 2008, we have no unrecognized tax benefits.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. For the years ended December 31, 2010, 2009 and 2008, 3,450,558, 3,776,945 and 2,252,358 potentially dilutive shares, respectively, are excluded from the computation because they are anti-dilutive.

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income (loss) attributable to common stockholders	$(6,311,334)	$(10,131,464)	$1,418,766

Denominator:
Basic earnings per share—weighted average shares	23,579,326	23,352,076	23,228,982
Effect of dilutive securities:
Stock options and warrants	—	—	325,853

Diluted earnings per share—adjusted weighted average shares	23,579,326	23,352,076	23,554,835

Basic earnings (loss) per share	$(0.27)	$(0.43)	$0.06

Diluted earnings (loss) per share	$(0.27)	$(0.43)	$0.06

Foreign Currency Exchange Gains and Losses

Our reporting currency is the U.S. dollar. The functional currency of our foreign subsidiary is the Chinese Yuan. During 2009 and 2008, the functional currency of our foreign subsidiary was the Korean Won. Our subsidiary’s assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of cumulative other comprehensive income (loss) in stockholders’ deficit. Foreign currency transaction gains and losses are recorded in the statements of operations as a component of other income (expense).

Comprehensive Income

FASB ASC 220, “Comprehensive Income” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is as follows:

	Years Ended December 31,
	2010	2009	2008
Net income (loss)	$(6,311,334)	$(10,131,464)	$1,418,766
Other comprehensive income (loss):
Foreign currency translation adjustment	(23,100)	309,445	(314,917)

Comprehensive income (loss)	$(6,334,434)	$(9,822,019)	$1,103,849

Certain Risks and Concentrations

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations for our foreign customers are typically secured either by letters of credit or by credit insurance. For some countries or regions, we have established relationships with distributors who order product from us and then resell it to our end customers. The distributors purchase the products from us at a discount, but secure their account to us with a letter of credit. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts.

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

During 2010, 77% of our revenues were from three customers, comprised of 43%, 17% and 17%. Those customers were located in Poland, Venezuela, and Scandinavia, respectively. At December 31, 2010, the amounts due from such customers were $6.5 million, zero, and $360,000, respectively, which were included in accounts receivable. During 2010, we purchased the majority of our products from one manufacturer. At December 31, 2010, the amount due to this manufacturer was $9.5 million.

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

During 2008, 48% of our revenues were from two customers, comprised of 31% and 17%. Our largest customer was located in Venezuela, with the next largest customer located in several locations in Latin America and Europe. At December 31, 2008, the amounts due from such customers were $8.3 million and $819,000, respectively, which were included in accounts receivable. During 2008, we purchased substantially all of our products from one manufacturer. At December 31, 2008, the amount due to this manufacturer was $13.0 million.

As of December 31, 2010, we maintained inventory of $311,000 in China and $244,000 in Dubai. In addition, most of our $7.7 million of accounts receivable at December 31, 2010 are with customers in foreign countries. If any of these countries become politically or economically unstable, our ability to sell our inventory and collect our accounts receivable could be impaired, which would disrupt our operations.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $1.4 million, $1.3 million, and $3.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Reclassifications

Certain reclassifications have been made to the 2009 and 2008 financial statements to conform to the 2010 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

4. INVENTORIES

Inventories consisted of the following:

	December 31, 2010	December 31, 2009
Raw materials	$18,084	$521,857
Finished goods	2,326,338	4,153,531

	2,344,422	4,675,388
Less reserves for excess and obsolete inventories	(1,300,000)	(1,750,000)

	$1,044,422	$2,925,388

5. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	December 31, 2010	December 31, 2009
Prepaid taxes	$—	$34,000
Prepaid insurance	127,738	125,016
Prepaid rent	4,085	33,873
Prepaid tooling	19,345	215,144
Supplier advances	316,240	67,500
Note receivable due from Gtelcomm	—	250,000
Other	68,373	47,503

	$535,781	$773,036

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2010	December 31, 2009
Machinery and equipment	$317,923	$317,923
Office furniture and equipment	473,686	453,982
Software	2,916,002	2,916,002
Leasehold improvements	30,085	30,085

	3,737,696	3,717,992
Accumulated depreciation and amortization	(3,618,165)	(3,384,471)

	$119,531	$333,521

7. LICENSES

We have entered into Subscriber Unit License Agreements pursuant to which we obtained non-exclusive licenses of CDMA (Code Division Multiple Access) and WCDMA (Wideband Code Division Multiple Access) technologies, which have enabled us to manufacture and sell certain fixed wireless based products and to purchase certain components and equipment from time to time. The license fees capitalized under these agreements were $3,500,000. We have additionally entered into a License Agreement which has enabled us to incorporate VoIP (Voice over Internet Protocol) applications into certain of our products. The license fee capitalized under this agreement was $40,000.

All of our licenses have no fixed termination dates and we have assigned estimated lives ranging from two to ten years. The licenses consisted of the following:

	December 31, 2010	December 31, 2009
Licenses	$3,540,000	$3,500,000
Accumulated amortization	(3,330,000)	(2,944,861)

	$210,000	$555,139

Amortization expense related to these licenses amounted to $385,000, $610,000, and $519,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Estimated future amortization expense related to licenses at December 31, 2010 is as follows:

Amount
2011	$120,000
2012	90,000

Total	$210,000

8. OTHER ASSETS

Other assets consisted of the following:

	December 31, 2010	December 31, 2009
Deposits	$46,523	$34,373
Patents and trademarks, net	—	57,484

	$46,523	$91,857

9. INTANGIBLES

We account for intangibles in accordance with FASB ASC 350-30 “General Intangibles Other Than Goodwill” and have elected to test them for impairment annually. These tests will be performed more frequently if there are triggering events. We completed our testing for the years ended December 31, 2010 and 2009, and concluded that no impairment charges were required.

10. BANK FINANCINGS

As of December 31, 2010 and December 31, 2009, we had outstanding loans of $7.5 million and $4.5 million, respectivey. We currently have two bank financing arrangements.

Our principal credit arrangement provides factoring for certain credit insured receivables and is collateralized by all of our receivables. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk of each individual receivable or account. Once a receivable is approved, we sell the receivable to the factor on a limited recourse basis. The factor advances us 80% of the amount of the receivable, and retains the remaining 20% until collection. The factor charges us 20% interest on the amount of the advanced and withholds the interest from the final payment to us on collection. In the event of a commercial dispute on the receivable, the factor has the right to demand that we repurchase the receivable and refund any advances to the factor. During the year ended December 31, 2010, the factor purchased $30.4 million of gross receivables. Since the factor acquires the receivables with recourse, we record the gross receivables and record a liability to the factor for funds advanced to us from the factor. At December 31, 2010, accounts receivable included $7.5 million of gross factored receivables of which $6.0 million was owed to the factor.

In April 2010, we entered into a line of credit with a commercial bank in China. The initial borrowing limit is 10,000,000 Chinese Yuan (equivalent to $1.5 million at December 31, 2010) under this facility. Borrowings under this line bear interest based on the People’s Bank of China twelve month adjustable rate, which was 6% per annum at December 31,2010. At December 31, 2010, $1.5 million was outstanding under this facility. The term of this line of credit expires on April 8, 2011, unless the credit line is renewed. We are negotiating the renewal of this loan for an additional one year term. However, no definitive agreement for renewal is in place at this time.

11. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following:

	December 31, 2010	December 31, 2009
Customer advances	$335,348	$597,930
Accrued payroll, taxes and benefits	270,980	205,303
Accrued foreign sales tax	557,000	549,000
Accrued freight	50,000	50,000
Accrued interest	123,223	118,789
Accrued legal and professional fees	100,000	100,000
Accrued operating expenses	266,965	359,773

	$1,703,516	$1,980,795

12. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	2010	2009	2008
Current tax provision:
Federal	$—	$—	$64,679
State	—	—	71,531
Foreign	11,947	—	—

	11,947	—	136,210

Deferred tax provision (benefit):
Federal	(2,806,000)	(3,796,000)	525,000
State	(303,000)	(750,000)	(55,000)
Valuation allowance	3,109,000	4,546,000	(470,000)

	—	—	—

Total provision (benefit) for income taxes:	$11,947	$—	$136,210

Current income taxes (benefits) are based upon each year’s income taxable for federal and state reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

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

Significant components of our net deferred tax asset or liability at December 31, 2010 and 2009 are as follows:

	2010	2009
Net operating loss	$19,203,000	$16,376,000
Compensation	260,000	77,000
Legal reserve	20,000	23,000
Accrued warranty	140,000	149,000
Inventory	518,000	697,000
Bad debt reserve	370,000	478,000
Accumulated depreciation	674,000	552,000
Capital loss	995,000	895,000
SFAS 123R	623,000	569,000
Contributions	—	—
State tax	—	—
Credits	660,000	538,000

Total gross deferred tax assets	23,463,000	20,354,000
Valuation allowance	(23,463,000)	(20,354,000)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets at December 31, 2010 and 2009, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on our analysis, we concluded not to retain a deferred tax asset since it is uncertain whether we can utilize this asset in future periods. Therefore, we have established a full reserve against this asset. The valuation allowance was $23,463,000 and $20,354,000 for the years ended December 31, 2010 and 2009.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2010, 2009 and 2008 follows:

	2010	2009	2008
Expected tax at 34%	$(2,145,854)	$(3,444,698)	$528,692
Change in valuation allowance	3,109,000	4,546,000	(470,000)
Deferred true ups, not benefited	(728,000)	—	43,000
State income tax, net of federal tax	(207,612)	(491,192)	42,871
Non-deductible expenses	27,989	129,427	58,050
Foreign income differential	2,579	23,696	(67,299)
Research credits	(44,613)	—	—
Capital loss	—	(764,100)	—
Other	(1,542)	867	896

Provision (benefit) for income taxes	$11,947	$—	$136,210

At December 31, 2010, we had federal and state net operating loss carryforwards of approximately $52,303,000 and $24,340,000, respectively. The federal and state loss carryforwards begin to expire in 2023 and 2016 respectively, unless previously utilized. We also had federal and state research credit carryforwards of $344,000 and $478,000, respectively. The federal research credit carryforwards will begin expiring in 2024, unless previously utilized. The state research credit will carry forward indefinitely.

At December 31, 2010, we had federal and state capital loss carryforwards of $2,497,000 and $2,497,000, respectively. The capital loss carryforwards will expire in 2014 unless previously utilized.

Pursuant to Internal Revenue Code Section 382, the use of our net operating loss carryforwards will be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010 and 2009, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S., California, Korea and China. Our tax years for 2006 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

13. STOCKHOLDERS’ DEFICIT

Common Stock - 2010 Activity

During the year ended December 31, 2010, we granted 227,250 shares of our common stock to our non-employee directors as part of their annual compensation package. The fair value of these grants was $0.11 per share based on the market price at the date the grants were issued. These stock grants vest monthly over a period of twelve months.

Common Stock - 2009 Activity

During the year ended December 31, 2009, we granted 227,250 shares of our common stock to our non-employee directors as part of their annual compensation package. The fair value of these grants was $0.33 per share based on the market price at the date the grants were issued. These stock grants vested monthly over a period of twelve months.

Common Stock - 2008 Activity

No activity in 2008.

Stock Option Activity

Prior to the adoption of the 2004 Equity Plan, we adopted three stock option plans which were approved by the Board of Directors, reserving a total of 2,893,842 shares, which are referred to as the Prior Plans. The Prior Plans were adopted on September 16, 2002 (911,671 shares), March 5, 2003 (982,171 shares) and September 29, 2003 (1,000,000 shares), of which options to purchase 2,857,000 shares of common stock had been granted under these plans. Each of these plans provided for the issuance of non-statutory stock options to employees, directors and consultants, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. All options granted under the Prior Plans vested quarterly over three years. As of September 2004, no additional options may be granted under the Prior Plans. Options with respect to 521,167 shares are outstanding under the Prior Plans as of December 31, 2010.

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

Awards under the 2004 Equity Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights, and cash awards. We granted to certain of our employees and directors options to purchase 980,000 shares of common stock under the plan in 2010, 958,000 in 2009, and 925,000 in 2008.

On May 12, 2010, the compensation committee of our board of directors approved a one-time stock option exchange program (the “Exchange Program”) with respect to options that have been issued under various option plans. Under the Exchange Program, our current employees were offered the opportunity to exchange certain outstanding options to purchase common stock for a lesser number of new options. Under this program, employees exchanged 1,527,500 of previously issued stock options for 567,083 of newly issued stock options at an exercise price of $.08 per share, the closing price on the exchange date of May 12, 2010. These newly issued options vest quarterly over a period ranging from one to three years.

As of December 31, 2010, we have 2,730,083 outstanding options under the 2004 Equity Plan.

A summary of our stock option activity and related information is as follows:

	2010		2009		2008
Option Summary	Options	Weighted Average Exercise Price ($)	Options	Weighted Average Exercise Price ($)	Options	Weighted Average Exercise Price ($)
Outstanding-beginning of year	3,622,637	1.40	2,786,557	1.77	2,954,783	2.34
Granted	1,547,083	0.09	958,000	0.29	925,000	0.46
Exercised	—	—	—	—	—	—
Forfeited/Expired/Exchanged	(1,918,470)	1.66	(121,920)	1.05	(1,093,226)	2.18

Outstanding-end of year	3,251,250	0.64	3,622,637	1.40	2,786,557	1.77

The weighted-average grant-date fair value of options granted during the year 2010 was $0.07.

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2010.

	Total Outstanding			Total Exercisable
Price Range	# of Options	Weighted Average Exercise Price ($)	Life	# of Options	Weighted Average Exercise Price ($)
$0.08 to $0.99	2,664,583	0.20	8.4	1,013,646	0.33
$1.00 to $1.99	25,000	1.46	5.6	25,000	1.46
$2.00 to $2.99	461,667	2.49	3.2	461,667	2.49
$3.00 to $3.41	100,000	3.41	4.5	100,000	3.41

	3,251,250	0.64	7.5	1,600,313	1.16

The intrinsic value of exercisable options at December 31, 2010 was $3,000.

A summary of the status of the Company’s nonvested options as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

Nonvested Options	Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at January 1, 2010	1,263,573	0.25
Granted	1,547,083	0.07
Vested	(738,855)	0.20
Forfeited/Expired/Exchanged	(420,864)	0.29

Nonvested at December 31, 2010	1,650,937	0.10

As of December 31, 2010, there was $173,000 of total unrecognized compensation cost related to nonvested option-based compensation arrangements granted under the 2004 Equity Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The recognized compensation cost for the year ended December 31, 2010 was $136,000.

Stock Warrant Activity

We did not issue any warrants in 2010, 2009 or 2008. A summary of our warrant activity and related information is as follows:

	2010		2009		2008
Warrant Summary	Warrants	Wt Average Exercise Price ($)	Warrant	Wt Average Exercise Price ($)	Warrants	Wt Average Exercise Price ($)
Outstanding-beginning of year	199,308	2.38	259,275	2.56	479,275	2.70
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited/Expired	—	—	(59,967)	3.16	(220,000)	2.86

Outstanding-end of year	199,308	2.38	199,308	2.38	259,275	2.56

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price for both total outstanding warrants and total exercisable warrants as of December 31, 2010.

	Total Outstanding and Exercisable
Price	# of Warrants	Wt Average Exercise Price ($)	Life
$0.07	65,974	0.07	1.3
$3.00 to $3.99	133,334	3.53	0.3

	199,308	2.38	0.6

The intrinsic value of exercisable warrants at December 31, 2010 was $2,000.

14. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues and assets by geographic region and by product line, but do not manage operations by region.

Revenues by geographic region based on customer locations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Revenues
Asia	$301,723	$226,080	$5,243,104
EMEA	32,350,088	32,079,047	38,026,941
Latin America	9,244,730	15,520,989	64,873,051
North America (United States and Canada)	3,533,902	2,992,777	1,449,270

Total revenues	$45,430,443	$50,818,893	$109,592,366

Our voice product line consists of fixed wireless phones and voice/data terminals. Our data product line consists of 3G and 4G broadband modems and gateway devices, and M2M security devices. Revenues by product line for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Revenues
Voice Products	$10,486,666	$14,768,069	$47,549,152
Data Products	34,943,777	36,050,824	62,043,214

Total revenues	$45,430,443	$50,818,893	$109,592,366

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary quarterly financial data for 2010 and 2009 consists of the following:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Revenues	$15,476,489	$11,201,874	$9,079,429	$9,672,651
Gross margin	2,591,043	2,047,651	1,619,062	1,249,217
Net loss	(1,407,079)	(1,360,139)	(1,124,505)	(2,419,611)

Basic loss per share	$(0.06)	$(0.06)	$(0.05)	$(0.10)

Diluted loss per share	$(0.06)	$(0.06)	$(0.05)	$(0.10)

2009
Revenues	$13,743,181	$11,904,143	$15,046,420	$10,125,149
Gross margin	2,250,100	2,794,138	2,976,310	263,972
Net loss	(2,199,659)	(2,195,781)	(908,842)	(4,827,182)

Basic loss per share	$(0.09)	$(0.09)	$(0.04)	$(0.21)

Diluted loss per share	$(0.09)	$(0.09)	$(0.04)	$(0.21)

16. COMMITMENTS AND CONTINGENCIES

Operating Leases

During 2009 and 2010 we leased approximately 17,100 square feet of office space for our corporate headquarters and United States operations. The premise is located at 6815 Flanders Drive, San Diego, California. In 2011 we renewed this lease agreement, but reduced the size of the leased premises to approximately 5,900 square feet of office space, pursuant to an amended lease agreement that expires in April 2014. The average basic monthly rent of the renewed lease agreement is approximately $8,000.

We lease additional commercial properties in China and Korea for our operations and research and development teams. The China facility is approximately 1,200 square feet and the lease term is based on an annual agreement. The Korea facility is 1,600 square feet and the lease term is based on 90 day renewable periods. The average basic monthly rent is approximately $4,000 during the lease periods for both of these two facilities.

Minimum annual lease payments are as follows:

Year Ending December 31,	Total Amount
2011	$121,000
2012	97,000
2013	100,000
2014	33,000

$351,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for each of the years ended December 31, 2010, 2009 and 2008 amounted to $456,000, $639,000, and $719,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause as of December 31, 2010, the severance expense due would be $802,000, plus payments equal to twelve month’s of continuing healthcare coverage under COBRA.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At December 31, 2010, we were not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

17. SALE OF AXESSTEL KOREA

Effective November 15, 2009, we sold our Axesstel Korea subsidiary to Gtelcomm Co. Ltd., a Korean corporation. The transaction was structured as a stock sale, in which we transferred all of the issued and outstanding shares of Axesstel Korea to Gtelcomm. The sale price was $500,000, with $250,000 paid in 2009. The remaining $250,000 has not been paid, and we have engaged counsel in Korea to bring an action against Gtelcomm for payment of that installment. Pending resolution of that action we have established a full reserve against the final $250,000 payment in 2010. The net book value of the assets held by Axesstel Korea was $776,000 at the time of sale. The corresponding net loss resulting from the sale of Axesstel Korea was recorded to other income (expense) in our 2009 consolidated statement of operations outlined as follows:

Prepayments and other current assets	$18,000
Property and Equipment, net	443,000
Other Assets, net	71,000
Realized translation loss	245,000

Total Book Value	777,000
Less Selling Price	(500,000)

Loss on Sale	$277,000

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Articles of Incorporation of the registrant, as amended (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

4.1	Specimen Common Stock Certificate (incorporated by reference to exhibits to registrant’s Form SB-2 filed on February 4, 2005)

4.2	Form of Common Stock Purchaser Warrant issued to finder and its assignees, dated March 11, 2004 (incorporated by reference to exhibits to registrant’s Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004)

4.3	Common Stock Purchase Warrant dated as of August 18, 2004 issued to Laurus Master Fund, Ltd. (incorporated by reference to exhibits to registrant’s Form 8-K filed on August 20, 2004)

4.4	Form of Warrant Agreement to Mike H.P. Kwon and Satori Yukie (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.1	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004 (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending June 30, 2004 filed on August 16, 2004)

10.2	First Amendment to Office Lease dated June 2, 2005 between the registrant and R&D Portfolio Holdings LLC (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

10.3	Second Amendment to Lease dated January 24, 2011 between the registrant and IPERS Centerpark Plaza I&H, Inc.

10.4	Form of Indemnity Agreement for directors and executive officers of the registrant (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.5	Employment Agreement with Clark Hickock dated March 13, 2008* (incorporated by reference to exhibits to registrant’s Form 8-K filed on March 17, 2008)

10.6	Letter Agreement with Patrick Gray dated February 11, 2004* (incorporated by reference to exhibits to registrant’s Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004)

10.7	Employment Agreement with Stephen Sek dated October 20, 2006* (incorporated by reference to exhibits to registrant’s Form 8-K filed on October 26, 2006)

10.8	Severance Compensation Agreement dated February 26, 2010 between the registrant and Patrick Gray* (incorporated by reference to exhibits to registrant’s Form 8-K filed on February 28, 2010).

10.9	Severance Compensation Agreement dated February 26, 2010 between the registrant and Stephen Sek* (incorporated by reference to exhibits to registrant’s Form 8-K filed on February 28, 2010).

10.10	Form Notice of Grant of Stock Option (September 2002, March 2003 and September 2003 Option Pools)* (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.11	Form Stock Option Agreement (September 2002, March 2003 and September 2003 Option Pools)* (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.12	2004 Equity Incentive Plan* (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

Exhibit No.	Document Description
10.13	Form of Stock Option Agreement (2004 Equity Incentive Plan)* (incorporated by reference to exhibits to registrant’s Form 8-K filed on January 12, 2005)
10.14	Form of Stock Award Agreement (2004 Equity Incentive Plan)* (incorporated by reference to exhibits to registrant’s Form 8-K filed on January 12, 2005)

10.15	Subscriber Unit License Agreement between Axesstel California and Qualcomm Incorporated dated November 14, 2000, as amended+ (incorporated by reference to exhibits to registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004)

10.16	Component Supply Agreement between QUALCOMM CDMA Technologies Asia-Pacific PTE LTD. and Axesstel-California, dated February 28, 2001, as amended+ (incorporated by reference to exhibits to registrant’s Form SB-2 filed on February 4, 2005)

21.1	Subsidiaries of the registrant

23.1	Consent of Gumbiner Savett Inc.

23.2	Report of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission and are marked by an asterisk.