Form 10-K/A
period 2010-12-31
AXESSTEL INC
filed 2011-04-29
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None.

AXESSTEL, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2010

i

In this report, unless the context otherwise requires, the terms “Axesstel,” “Company,” “we,” “us,” and “our“ refer to Axesstel, Inc., a Nevada corporation and its wholly owned subsidiaries Axesstel Shanghai, Ltd. and Axesstel Korea, Inc. We sold all of our ownership interest in Axesstel Korea, Inc. in a transaction that was completed on November 15, 2009.

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 of Axesstel, Inc., originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2011 (the “Original Form 10-K”), amends the Original Form 10-K in the manner described below.

Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to a Form 10-K or incorporated by reference from a company’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Form 10-K. Because our definitive proxy statement for our 2011 annual meeting of stockholders will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010, the information required by Part III of Form 10-K cannot be incorporated by reference from our definitive proxy statement and, therefore, must be included as part of the Form 10-K. Accordingly, this Amendment No. 1 is being filed to include such omitted information as part of the Form 10-K.

For convenience, Amendment No. 1 includes our complete Annual Report on Form 10-K. However, no information in the Original Form 10-K is being modified or amended by Amendment No. 1 other than changes to Part III (Items 10, 11, 12, 13 and 14) and the exhibit list included in Item 15 of Part IV. Further, unless indicated otherwise, Amendment No. 1 does not reflect events occurring after March 29, 2011, which is the filing date of the Original Form 10-K. Accordingly, Amendment No. 1 should be read in conjunction with our other filings with the SEC.

Pursuant to SEC rules, we have included currently-dated certifications from our chief executive officer and our chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

ii

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

iii

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Set forth below is information regarding the members of our board of directors.

Name	Age	Position(s) with Axesstel, Inc.	Director Since
Jai Bhagat	64	Vice Chairman and Director	2003
Richard M. Gozia	66	Director	2009
Osmo A. Hautanen	56	Chairman and Director	2005
H. Clark Hickock	55	Director and Chief Executive Officer	2008

Jai Bhagat is chair of our compensation committee and has been a director since August 2003. In 2000, he founded AIR2LAN, a broadband service provider that was merged with US Wireless OnLine in 2005. Previously, he was a co-founder of SkyTel Communications, Inc., where he served as vice chairman and chief executive officer prior to SkyTel’s merger with MCI. Mr. Bhagat also served as chairman of the License Exempt sector of the Wireless Communications Association International (WCA) trade association, which represents the broadband wireless industry. He has served as chairman and a board member of both the Personal Communications Industry Association (PCIA) and American Mobile Satellite Corporation. In addition, Mr. Bhagat has served as a board member or chairman of several wireless communications based companies, and was inducted into the RCR Wireless Hall of Fame in 2002 for his significant contributions to the wireless industry. Past industry awards include the PCIA Chairman’s Award, the Radio Club Sarnoff Citation, PCIA’s Technology and Innovation of the Year, and RCR’s Personality of the Year. Mr. Bhagat received a master of science degree in Electrical Engineering from Howard University, a bachelor of science degree in electrical engineering from Birla Institute of Technology & Science, Pilani, India, and completed the Executive Management program at Stanford University.

Richard M. Gozia is chair of our audit committee and has been a director since February 2009. He served as chief executive officer of ForeFront Holdings, Inc., a publicly traded company in the golf accessories business, from 2007 to 2008. From 2001 to 2004, Mr. Gozia served as chief executive officer of Fenix LLC, the holding company for Union Pacific Corporation’s portfolio of technology assets. From 1996 until 1999, Mr. Gozia held various executive positions with CellStar Corporation (Nasdaq: CLST), a publicly traded distributor of cell phones and wireless devices, including president, chief operating officer and chief financial officer. From 1994 to 1996, he served as the chief financial officer of SpectraVision Inc. (AMEX: SVN), a provider of in-room interactive video entertainment services to the lodging industry. Prior to that time, he served as the chief financial officer of Harte-Hanks, Inc. (NYSE: HHS). Mr. Gozia began his career as an accountant with Arthur Young & Co. and has been certified public accountant since 1972. He has served on the boards of directors of several publicly traded companies. During 2008, he served as a board member and audit committee chairman for ChemRx Corp. (OTC: CHRX) an institutional pharmacy. From 2007 to 2009, he served as a board member of DGSE Companies Inc. (AMEX: DGSE), a company engaged in jewelry and precious metal sales. From 2005 to 2006, Mr. Gozia was chairman of the board and audit committee chairman of Elandia International, Inc. (OTC: ELAN), a telecommunications company. Also, from 2005 to 2008 Mr. Gozia served as chairman of the board and audit committee chairman of Forefront Holdings, Inc. (OTC: FFHN), a golf accessories company. Mr. Gozia holds a bachelor of science degree in accounting and finance from the University of Missouri at Columbia.

Osmo A. Hautanen is chairman of our board of directors and has been a director since November 2005. Mr. Hautanen has served as chief executive officer of Magnolia Broadband, Inc., a fabless semiconductor-design company for the cellular communications industry, since 2004. From 2002 to 2004, he was president of Cosmos Consulting, a private consulting firm providing organizational and business services to international companies. From 2000 to 2001, Mr. Hautanen was the chief executive officer of Fenix LLC, the holding company for Union

Pacific Corporation’s portfolio of technology assets. From 1998 to 1999, he served as chief executive officer of Formus Communications, an international wireless communications company. From 1996 to 1998, Mr. Hautanen was President of Americas for Philips Consumer Communications group. Before that time, Mr. Hautanen had an 18-year career with Nokia, where he served in multiple roles including vice president of sales and marketing for North America, vice president and general manager of Latin America, as well as vice president and general manager of Personal Communications Services. Mr. Hautanen holds a bachelor of science in international business from Technical College of Varkaus (Finland), and an MBA in international business from Georgia State University. He is fluent in Finnish, German and English.

H. Clark Hickock was appointed as our chief executive officer and has been a director since March 2008. He joined us as our chief operating officer in April 2005 and was responsible for all areas of operations including global contract manufacturing, supply chain, procurement, quality control and product cost reduction and new product introductions. Prior to joining us, Mr. Hickock was executive vice president of global operations for Cherokee International Corporation, responsible for operations and supply chain management in the U.S., Mexico, China and Europe. Prior to that he served as executive vice president of global operations for REMEC, Inc., where he managed an international team of over 4,000 in the manufacturing services business unit, new product introduction, and supply chain. While at REMEC, he also led a major corporate restructuring by consolidating 22 separately acquired manufacturing operations into a unified global supply chain of three low cost offshore manufacturing facilities. Prior to REMEC, Mr. Hickock was director of materials of E-systems Inc., an aerospace and defense division of Raytheon Company, where he managed the material and subcontract department. Mr. Hickock holds a bachelor of arts degree in Finance and Economics from the University of Texas.

Executive Officers

Set forth below is information about our current executive officers.

Name	Age	Position(s)
H. Clark Hickock	55	Chief Executive Officer and Director
Patrick Gray	50	Chief Financial Officer and Secretary
Stephen Sek	44	Chief Technology Officer

H . Clark Hickock was appointed as our chief executive officer on March 13, 2008. Previously, since April 2005, Mr. Hickock was our chief operating officer. Please see his biography under “Directors,” above.

Patrick Gray joined us in March 2004 as vice president, controller. In 2005, he was promoted to senior vice president, corporate controller and in February 2007, he was named chief financial officer. From 1996 to 2004, Mr. Gray served in various finance and accounting positions at REMEC, Inc., a San Diego based designer and manufacturer of telecom equipment for the worldwide mobile communications market, including vice president, corporate controller and vice president, controller of global operations. At REMEC, Mr. Gray was responsible for the financial management of all domestic and international entities including China, Costa Rica, Mexico and the Philippines. He also participated in over twenty merger and acquisition transactions and multiple financings. Mr. Gray holds an MBA from Pepperdine University and a bachelor of science in business administration with a concentration in accounting from California State University, Northridge.

Stephen Sek joined us in November 2006 as chief technology officer. Mr. Sek had previously served as the director of technology and standards at Novatel Wireless, a San Diego-based provider of wireless broadband access solutions for the worldwide mobile communications market. He was responsible for leading the office of the CTO, the patent committee, the company’s technology realization, and product introduction in all technologies to customers. At Novatel Wireless from August 2000 through October 2006, Mr. Sek also served as director, systems, test and accreditation engineering, general manager of Asia Pacific, and director of customer technical solutions and technologies. Responsibilities included heading the company-wide systems engineering, regulatory and industrial product accreditation, carriers’ product certification and releases for all technologies in all products and form factors. Mr. Sek holds a bachelor of science degree from Boston University and a master of science degree in electrical engineering from the University of Southern California.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and governance committee. Each of these committees operates under a written charter approved by our board of directors. The charters, which have previously been filed with the SEC, can be viewed by visiting our website at www.axesstel.com and clicking on “Investors/Public Relations” and then on “Corporate Governance.” The members of the committees are identified in the following table.

Director	Audit Committee	Compensation Committee	Nominating & Governance Committee
Jai Bhagat	•	Chair	•
Richard M. Gozia	Chair	•	•
Osmo A. Hautanen	•	•	Chair

Our board of directors has determined that Mr. Gozia, the chair of the audit committee, qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Code of Ethics

Our board of directors adopted a “Code of Ethics for Directors, Officers and Employees” that applies to our directors and all employees, including our executive officers. Our code of ethics can be viewed by visiting our website at www.axesstel.com and clicking on “Investors/Public Relations” and then on “Corporate Governance.” In the event we make any amendments to, or grant any waivers of, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on a Form 8-K or on our next periodic report in accordance with SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of our common stock, to file with the SEC reports of ownership of our common stock and changes in reported ownership. Officers, directors and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2010, our officers, directors and greater than ten percent stockholders timely filed all reports they were required to file under Section 16(a) except as follows: each of Messrs. Bhagat, Gozia and Hautanen received a stock award for their service as directors on June 24, 2010. The form 4’s for these awards were filed late on July 8, 2010.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary

The following table sets forth all compensation awarded to, earned by, or paid during the fiscal years ended December 31, 2010, 2009 and 2008 to (i) each individual serving as our principal executive officer during 2010, (ii) the two most highly compensated executive officers, other than the individuals serving as our principal executive officer, who were serving as our executive officers as of December 31, 2010, and (iii) the individuals who would have qualified under the foregoing clause (ii) but for the fact that such individuals were not serving as our executive officers as of December 31, 2010. For 2010, we only had three executive officers that satisfy the foregoing criteria. Collectively, the executive officers named in the following table are referred to as our “named executive officers.”

2010 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
H. Clark Hickock(1)	2010	297,504	—	—	16,000	—	26,070	339,574
Chief Executive Officer	2009	315,003	—	—	43,500	—	26,070	384,573
	2008	317,192	—	—	50,000	275,317	24,820	667,329

Patrick Gray	2010	216,000	—	—	8,000	—	12,000	236,000
Chief Financial Officer	2009	224,000	—	—	22,000	—	12,000	258,000
	2008	224,813	—	—	25,000	120,428	12,000	382,241

Stephen Sek	2010	190,800	—	—	8,000	—	12,000	210,800
Chief Technology Officer	2009	197,867	—	—	16,500	—	12,000	226,367
	2008	206,250	—	—	18,750	110,484	12,000	347,484

(1)	Mr. Hickock was appointed as our chief executive officer in March 2008. Previously, he was our chief operating officer, a position he held since April 2005.
(2)	Stock options awards valued at the fair value of the award on the date of grant using the Black-Scholes option valuation model. There can be no assurance that these amounts will ever be realized. With respect to options exchanged by the named executive officer during 2010 pursuant to the option exchange program discussed below, the value of the eligible options surrendered exceeded the value of the new options granted on the exchange date, and therefore there was no incremental fair value realized under FASB ASC Topic 718.
(3)	Non-equity incentive plan compensation payment per the Company’s Executive Bonus Plan (as defined below).
(4)	Amounts in this column include the following: (i) for Mr. Hickock, with respect to 2010 and 2009, an automobile allowance of $18,000 and life insurance premium payments of $8,070; with respect to 2008, an automobile allowance of $16,750 and life insurance premium payments of $8,070; (ii) for Mr. Gray, automobile allowance of $12,000; (iii) for Mr. Sek, automobile allowance of $12,000.

We want to provide our executive management with a level of assured cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments. In May 2009, our executive officers voluntarily agreed to reduce their base salary by 10% (and Mr. Hickock agreed to voluntarily reduce his base salary by 15%), continuing until we achieve profitability for a fiscal quarter. This was a voluntary reduction initiated by our executive management. It is not an enforceable obligation and can be rescinded, however, our executive management has continued the voluntary reduction. In 2011, our executive management voluntarily amended the reduction in base salary to provide that the reinstatement would be effective only once the Company had achieved profitability for two consecutive fiscal quarters, but would be paid retroactively to the beginning of the first profitable fiscal quarter.

In addition to base salary, we maintain a bonus plan which provides certain of our executive officers and non-executive officers the ability to earn cash bonuses based on the achievement of performance targets (the “Executive Bonus Plan”). The size of the bonus payments and the performance targets for the Executive Bonus Plan are set annually by the compensation committee, based on management recommendations and a review of our peer group. For the past two years, the amount of the target cash bonus for each executive has been set at 70% of base salary for the chief executive officer, and up to 50% of base salary for other executive and non-executive officers.

For 2010, the performance targets under the Executive Bonus Plan were based on achieving revenue and operating income targets. One-half of the incentive compensation was payable in connection with the revenue target and the other half was payable on attaining the operating income target. The revenue target for 2010 was $67 million, with fifty percent of the revenue bonus payable on a minimum achievement of 80% of that target, or $53.6 million in revenues. The operating income target was to achieve operating income (after giving effect to any bonus payment) of a minimum of $750,000. The performance targets were established on a “dual trigger” basis where both the minimum revenue and minimum operating income target must be met for any bonus to be payable. None of the targets were met for 2010, and no bonuses were paid out under the Executive Bonus Plan.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

H. Clark Hickock

On March 13, 2008, we appointed Mr. Hickock as our chief executive officer and entered into an employment agreement with him which superseded and replaced the letter agreement dated April 27, 2005. Under the terms of his new employment agreement, Mr. Hickock is entitled to receive (i) an annual base salary of $330,000 and (ii) a performance bonus opportunity targeted at $231,000 annually. The amount of the base salary and performance bonus opportunity is subject to increase in the discretion of the compensation committee of our board of directors. Mr. Hickock is eligible to participate in our employee benefit programs. Mr. Hickock also receives a car allowance of $1,500 per month and we agreed to pay all premiums on an existing $1 million life insurance policy owned by Mr. Hickock. In addition, if we terminate his employment without cause, we agreed to make a lump-sum payment equal to 12 months of Mr. Hickock’s annual base salary at the level in place at the time of termination (less appropriate employment tax withholdings), payment of Axesstel’s portion of premiums required to continue Mr. Hickock’s group health insurance under the applicable provisions of COBRA for twelve months, and accelerate the vesting of all stock options issued to Mr. Hickock that were outstanding as of March 13, 2008. No severance benefit will be paid if Mr. Hickock resigns or if his employment is terminated for cause. Subsequently the compensation committee approved increases to Mr. Hickock’s base salary. His current base salary is $350,000.

Patrick Gray

We entered into a letter agreement, dated as of February 11, 2004, with Mr. Patrick Gray under which he was initially employed as vice president, controller. The letter agreement originally provided for a base salary of $130,000 and the grant of an option to purchase 50,000 shares of our common stock. In December 2004, the compensation committee of our board of directors voted to increase Mr. Gray’s annual base salary to $165,000 as of December 31, 2004, and the committee granted to Mr. Gray an additional option to purchase 50,000 shares of our common stock. In December 2005, Mr. Gray assumed the position of senior vice president finance and corporate controller, and the compensation committee approved an increase of Mr. Gray’s annual base salary to $190,000 and payment of a monthly vehicle allowance of $1,000. In February 2007, Mr. Gray was appointed as our chief financial officer and his base salary was increased to $218,000. Subsequently, the compensation committee approved an increase in Mr. Gray’s base salary to $240,000.

On February 26, 2010, we entered into an executive severance compensation agreement with Mr. Gray that provides for the payment of severance benefits if Mr. Gray’s employment is terminated without cause or if he resigns for good reason as defined in the severance compensation agreement. The severance benefits include twelve months of Mr. Gray’s base salary in effect on the date of termination of employment and payment of Axesstel’s portion of premiums required to continue Mr. Gray’s group health insurance under the applicable provisions of COBRA for twelve months.

Stephen Sek

On October 20, 2006, we entered into an employment agreement with Mr. Stephen Sek pursuant to which he was appointed our chief technology officer and entitled to receive (i) an annual base salary of $200,000; (ii) a car allowance of $1,000 per month; and (iii) a performance bonus opportunity targeted at $60,000 annually. Mr. Sek was also granted, effective October 20, 2006, an option to purchase 225,000 shares of our common stock at an exercise price equal to $1.70, which vested as to one-third of the shares on the first anniversary of the grant and one-twelfth of the shares each quarter thereafter until the option was fully vested. Mr. Sek’s base salary has subsequently been increased, with the consent of the compensation committee to $212,000.

On February 26, 2010, we entered into an executive severance compensation agreement with Mr. Sek that provides for the payment of severance benefits if Mr. Sek’s employment is terminated without cause or if he resigns for good reason as defined in the severance compensation agreement. The severance benefits include twelve months of Mr. Sek’s base salary in effect on the date of termination of employment and payment of Axesstel’s portion of premiums required to continue Mr. Sek’s group health insurance under the applicable provisions of COBRA for twelve months.

Grants of Plan Based Awards

The following table sets forth certain information with respect to grants of plan based awards to our named executives during the fiscal year ended December 31, 2010.

2010 Grants of Plan-Based Awards Table

Estimated Future Payouts Under Non-Equity Incentive Plan Awards

Name	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
H. Clark Hickock	3/25/2010	—	—	—	—	200,000	0.10	16,000
Patrick Gray	3/25/2010	—	—	—	—	100,000	0.10	8,000
Steven Sek	3/25/2010	—	—	—	—	100,000	0.10	8,000

(1)	Consists of stock option awards granted under the Company’s 2004 Equity Incentive Plan

The primary form of equity compensation we have awarded has been stock options. Option grants are administered and awarded by the compensation committee under our 2004 Equity Incentive Plan. Options are usually granted and priced on the date that the compensation committee meets; however if we have not yet released operating results for the prior quarter, granting and pricing is established as of the third business day following our earnings release. This timing is intended to ensure that current information is available and reflected in the market price for our common stock.

In January 2010, in connection with its annual compensation review, the compensation committee elected to allocate 920,000 options among all employees of the company, including 400,000 options to executive management. The options are ten year options and vest as to 1/3rd of the shares on the anniversary of the date of grant, and 1/12th of the shares on each successive quarter thereafter, so that the options are fully vested after three years.

For the past several years, the option committee based on the advice of its compensation consultant, has awarded option grants in amounts equal to approximately three percent of the shares outstanding. The rationale for the option grant is that over time the option pool would accrue to approximately 15% of outstanding common stock. The average length of an outstanding option was estimated to be five years, and therefore a grant of three percent per annum would reach an balance of 15% over a five year period of time.

Option Exchange Program

On May 12, 2010, the compensation committee of our board of directors approved a one-time stock option exchange program (the “Exchange Program”) with respect to options that have been issued under various option plans, including our 2004 Equity Incentive Plan. Under the terms of the Exchange Program, our employees, including our named executive officers, were offered the opportunity to exchange certain outstanding options to purchase common stock for a lesser number of new options (as determined in accordance with the exchange ratios below). The Exchange Program offer period commenced on May 12, 2010 and expired on May 27, 2010. Eligible Options (as such term is defined below) surrendered for the exchange on or before May 27, 2010 were cancelled in exchange for New Options (as such term is defined below). Eligible Options that were not surrendered on or before May 27, 2010 remained outstanding in accordance with their original terms.

All options held by eligible employees, whether vested or unvested, with an exercise price of $0.28 or higher were eligible to be exchanged under the terms of the Exchange Program (the “Eligible Options”). The Eligible Options were permitted to be exchanged based on the exchange ratios below for a lesser number of options with a new exercise price equal to the closing price of our common stock on May 12, 2010, which was $0.08 per share (the “New Options”).

The Eligible Options were permitted to be exchanged for New Options on the basis of two, three or four Eligible Options surrendered for each New Option granted. The ratio of Eligible Options to be surrendered for each New Option is based on the exercise price of the Eligible Options. Eligible Options with an exercise price between $0.28 and $0.99 per share were permitted to be exchanged for New Options on a two for one ratio. Eligible Options with an exercise price between $1.00 and $1.99 per share were permitted to be exchanged for New Options on a three for one ratio, and Eligible Options with an exercise price of $2.00 or above were permitted to be exchanged on a four for one ratio.

In establishing the exchange ratios the compensation committee of our board of directors considered the value of the Eligible Options being surrendered versus the value of the New Options. At these exchange ratios the value of the Eligible Options surrendered exceeds the value of the New Options being granted. This valuation is based on a Black Scholes model of the weighted average exercise price for the Eligible Options within a given exercise range versus the value of the New Options. The Black Scholes calculation was conducted using an estimated term of 5 or 6 years, annualized volatility of 100%, no anticipated dividend yield and a risk free rate of 2.27%.

The New Options were issued under our 2004 Equity Incentive Plan and will be subject to the terms and conditions of that plan and the eligible employee’s new stock option agreement. The New Options have a term of 10 years and their vesting was based on whether any portion of the Eligible Options were still subject to vesting and the length of vesting remaining. No portion of the New Options vested on grant.

The following table shows the vesting schedule for each New Option based on the current vesting status of the Eligible Options being surrendered for exchange:

Remaining Vesting of Eligible Option	Vesting Term of New Option
Fully vested	One year—25% quarterly over the next 4 quarters
One year or less of vesting remaining	Two years—12.5% quarterly over the next 8 quarters
More than one year of vesting remaining	Three years—33% after the first year and 8.33% quarterly over the next 8 quarters

The following table provides information regarding the participation of our named executive officers in the Exchange Program:

Name	# of Shares of Common Stock Subject to Eligible Options Exchanged	Exercise Price of Eligible Option ($)	# of Shares of Common Stock Subject to New Options Granted	Exercise Price of New Option ($)	Vesting Schedule of New Option Granted
H. Clark Hickock	270,000	3.35	67,500	$0.08	(1)
	70,000	1.99	23,333	$0.08	(1)

Patrick Gray	50,000	3.25	12,500	$0.08	(1)
	50,000	2.25	12,500	$0.08	(1)
	70,000	1.99	23,333	$0.08	(1)

Stephen Sek	225,000	1.70	75,000	$0.08	(1)

(1)	One year—25% quarterly over the four quarters following the date of grant

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards held by each of our named executive officers at fiscal year end December 31, 2010.

Outstanding Equity Awards At 2010 Fiscal Year-End Table

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
H. Clark Hickock	183,333	16,667	—	0.34	3/28/2018
	87,500	62,500	—	0.30	3/12/2019
	29,167	20,833	—	0.28	3/23/2019
	—	200,000	—	0.10	3/25/2020
	45,417	45,416	—	0.08	5/12/2020

Patrick Gray	91,667	8,333	—	0.34	3/18/2018
	58,333	41,667	—	0.30	3/12/2019
	—	100,000	—	0.10	3/25/2020
	24,167	24,166	—	0.08	5/12/2020

Stephen Sek	68,750	6,250	—	0.34	3/18/2018
	43,750	31,250	—	0.30	3/12/2019
	—	100,000	—	0.10	3/25/2020
	37,500	37,500	—	0.08	5/12/2020

Risk Considerations in our Compensation Programs

Our compensation committee has discussed the concept of risk as it relates to our compensation program and does not believe our compensation program encourages excessive or inappropriate risk taking. We structure our pay to consist of primarily fixed compensation with cash and non cash incentive programs. The base salary portion of compensation is designed to provide a steady income regardless of our stock price performance, so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business metrics. Our cash incentive program has traditionally been weighted on multiple financial metrics including revenues, operating income and new customer retention. Those metrics are evaluated each year based on perceptions of operating issues most critical to the company’s short and long term success. Our equity incentive grants have traditionally been structured to provide longer term incentive. The equity awards are granted annually, rather than in single large grants. In addition, our equity grants typically “cliff vest” and are not exercisable at all for the first twelve months from the date of grant, and vesting occurs over the succeeding three years. Our compensation committee feels that this compensation package strikes a balance between providing secure compensation and appropriate short term and long term incentives, such that our executives are not encouraged to take unnecessary or excessive risks.

DIRECTOR COMPENSATION

Cash. Each of our non-employee directors is compensated $7,500 per calendar quarter for their service on our board of directors. Any non-employee director serving as chairman of our board of directors is paid an additional $3,750 per calendar quarter. Non-employee directors are also compensated for service on board committees at that rate of $1,250 per calendar quarter ($1,875 per calendar quarter in the case of the audit committee). In addition, any non-employee director serving as chair of a board committee is paid an additional $1,250 per calendar quarter ($2,500 per calendar quarter in the case of the audit committee chair). It is also our policy to reimburse our directors for their reasonable out-of-pocket expenditures.

During 2009 and continuing into 2010, our non-employee directors voluntarily agreed that, commencing May 15, 2009 and continuing until we achieve profitability for a fiscal quarter, they would reduce all components of cash compensation by 15%. In 2011, the board of directors voluntarily amended the reduction in cash compensation to provide that the reinstatement of full cash compensation would be effective only once the Company had achieved profitability for two consecutive fiscal quarters, but would be paid retroactively to the beginning of the first profitable fiscal quarter.

Equity. In June 2010 we awarded each outside director 75,750 shares of our common stock. The shares vest over the director’s one year term, on the basis of one–twelfth of the shares monthly, and become fully vested on the earlier of (i) one year from the date of grant or (ii) the date of our 2011 annual meeting of stockholders.

2010 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jai Bhagat	44,625	8,333	—	—	—	—	52,958
Richard M. Gozia	48,875	8,333	—	—	—	—	57,208
Osmo A. Hautanen	57,375	8,333	—	—	—	—	65,708

(1)	Stock awards are valued at the fair value of the stock award on the date of grant. The following table sets forth for each non-employee director the aggregate number of stock awards outstanding at fiscal year end.

Director	Aggregate Number of Stock Awards
Jai Bhagat	206,500
Richard M. Gozia	151,500
Osmo A. Hautanen	196,500

(2)	The following table sets forth for each non-employee director the aggregate number of option awards outstanding at fiscal year end:

Director	Aggregate Number of Option Awards
Jai Bhagat	40,000
Richard M. Gozia	33,000
Osmo A. Hautanen	70,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of April 15, 2011 by:

•	each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our current executive officers and directors as a group.

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

The percentage of beneficial ownership is based on 23,683,482 shares outstanding on April 15, 2011. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 15, 2011 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address:(1)	Number of Shares Beneficially Owned	Percent of Class
Directors and Named Executive Officers:
H. Clark Hickock(2)	828,333	3.3%
Richard M. Gozia(3)	508,000	2.1%
Patrick Gray(4)	450,566	1.8%
Osmo A. Hautanen(5)	316,500	1.3%
Jai Bhagat(6)	256,500	1.0%
Stephen Sek(7)	250,383	1.0%
All current executive officers and directors as a group (6 persons)	2,610,282	10.5%

5% or Greater Stockholders:
Entities affiliated with ComVentures(8) 305 Lytton Avenue Palo Alto, CA 94301	3,143,761	13.3%

(1)	Except as otherwise indicated, the address for each beneficial owner is 6815 Flanders Drive, Suite 210, San Diego, California 92121.
(2)	Includes 503,333 shares of common stock issuable upon exercise of options. Mr. Hickock is our chief executive officer.
(3)	Includes 33,000 shares of common stock issuable upon exercise of options. Mr. Gozia is a director.
(4)	Includes 256,666 shares of common stock issuable upon exercise of options. Mr. Gray is our chief financial officer.
(5)	Includes 70,000 shares of common stock issuable upon exercise of options. Mr. Hautanen is a director.
(6)	Includes 40,000 shares of common stock issuable upon exercise of options. Mr. Bhagat is a director.
(7)	Includes 239,583 shares of common stock issuable upon exercise of options. Mr. Sek is our chief technology officer.
(8)	Includes 2,948,868 shares held by ComVentures V, L.P.; 182,827 shares held by ComVentures V-B CEO Fund, L.P.; and 12,066 shares held by ComVentures V Entrepreneurs’ Fund, L.P. ComVen V, LLC is the general partner of each of the foregoing entities.

Equity Compensation Plan Information

The following table describes our equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities referenced in column (a)) (c)
Equity compensation plans approved by our stockholders(1)	2,730,083		$0.35	3,071,317
Equity compensation plans not approved by our stockholders	720,475	(2)	$2.19	—

(1)	Equity compensation plans approved by our stockholders consists of our 2004 Equity Incentive Plan.
(2)	Includes (i) options to purchase 521,167 shares of common stock granted pursuant to our stock option plans established by our board of directors in September 2002, March 2003 and September 2003 with a weighted average exercise price of $2.12 per share; (ii) 133,334 shares of common stock subject to warrants issued to various consultants for services and various equity financings with a weighted average exercise price of $3.53 per share; and (iii) 65,974 shares of common stock subject to a warrant issued to our former director and chief executive officer, Mike H.P. Kwon, with an exercise price of $0.07 per share in 2002.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons

Our board of directors has approved a written policy for the review and approval of all related party transactions that would require disclosure pursuant to Item 404 of Regulation S-K or any other transaction involving the Company and any other person where the parties’ relationship is not arms’-length, including loans between us and our officers, directors and principal stockholders and their affiliates. Under the charter of the nominating and governance committee of our board of directors, that committee is responsible for considering conflicts of interest of board members and senior management, and, to the extent a conflict constitutes a related party transaction, the committee refers the matter to the audit committee for review and recommendation of what action is to be taken, if any, by our board of directors. All related party transactions are to be on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Transactions with Related Persons

Since January 1, 2009, there have not been, nor currently are there proposed, any transactions or series of similar transactions in which Axesstel was or is to be a participant and where the amount involved exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2009 and 2010, which is approximately $129,698, and in which any of our directors, executive officers, holders of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Agreements with Officers and Directors

We have entered into an indemnification agreement with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

Board Member Independence

Our board of directors has affirmatively determined that, other than H. Clark Hickock, all of the members of our board of directors, Jai Bhagat, Richard M. Gozia and Osmo A. Hautanen, are “independent” under the criteria established by NYSE Amex and the Nasdaq Capital Market stock exchanges for independent board members. Mr. Hickock is not considered independent because he is currently our chief executive officer.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Gumbiner Savett, Inc. has been our independent auditor since September 2003 and was our independent auditor for the fiscal year ended December 31, 2010.

For purposes of the tables below:

Audit Fees	consist of fees billed for professional services rendered for the audits of our annual financial statements for the applicable year and for the review of the financial statements included in our quarterly reports on Form 10-Q for the applicable year.

Audit-Related Fees	consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as audit fees.

Tax Fees	consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees	consist of fees billed for services not covered above.

The following table sets forth the aggregate fees billed for services from January 1, 2009 to December 31, 2009 by Gumbiner Savett, Inc.:

Audit Fees	$207,500
Audit Related Fees	$—
Tax Fees	$—
All Other Fees	$—

Total	$207,500

The following table sets forth the aggregate fees billed for services from January 1, 2010 to December 31, 2010 by Gumbiner Savett:

Audit Fees	$137,500
Audit Related Fees	$—
Tax Fees	$—
All Other Fees	$—

Total	$137,500

Audit Committee Pre-Approval Policies and Procedures

The policy of the audit committee of our board of directors is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chair of the audit committee is also authorized, pursuant to delegated authority, to pre-approve additional services of up to $25,000 per engagement on a case-by-case basis, and such approvals are communicated to the full audit committee at its next meeting.

PART IV

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

Date: April 29, 2011

AXESSTEL, INC.

By:	/S/ H. CLARK HICKOCK
H. Clark Hickock
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ H. CLARK HICKOCK H. Clark Hickock	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2011

/S/ PATRICK GRAY Patrick Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2011

/S/ OSMO A. HAUTANEN* Osmo A. Hautanen	Chairman	April 29, 2011

/S/ JAI BHAGAT* Jai Bhagat	Director	April 29, 2011

/S/ RICHARD M. GOZIA* Richard M. Gozia	Director	April 29, 2011

*By:	/s/ PATRICK GRAY
Patrick Gray
Attorney-in-Fact

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

Prepayments and other current assets	$18,000
Property and Equipment, net	443,000
Other Assets, net	71,000
Realized translation loss	245,000

Total Book Value	777,000
Less Selling Price	(500,000)

Loss on Sale	$277,000

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Articles of Incorporation of the registrant, as amended (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

4.1	Specimen Common Stock Certificate (incorporated by reference to exhibits to registrant’s Form SB-2 filed on February 4, 2005)

4.2	Form of Common Stock Purchaser Warrant issued to finder and its assignees, dated March 11, 2004 (incorporated by reference to exhibits to registrant’s Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004)

4.3	Common Stock Purchase Warrant dated as of August 18, 2004 issued to Laurus Master Fund, Ltd. (incorporated by reference to exhibits to registrant’s Form 8-K filed on August 20, 2004)

4.4	Form of Warrant Agreement to Mike H.P. Kwon and Satori Yukie (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.1	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004 (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending June 30, 2004 filed on August 16, 2004)

10.2	First Amendment to Office Lease dated June 2, 2005 between the registrant and R&D Portfolio Holdings LLC (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

10.3	Second Amendment to Lease dated January 24, 2011 between the registrant and IPERS Centerpark Plaza I&H, Inc. (incorporated by reference to exhibits to registrant’s annual report on Form 10-K for the period ending December 31, 2010, filed on March 29, 2011)

10.4	Form of Indemnity Agreement for directors and executive officers of the registrant (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.5	Employment Agreement with Clark Hickock dated March 13, 2008* (incorporated by reference to exhibits to registrant’s Form 8-K filed on March 17, 2008)

10.6	Letter Agreement with Patrick Gray dated February 11, 2004* (incorporated by reference to exhibits to registrant’s Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004)

10.7	Employment Agreement with Stephen Sek dated October 20, 2006* (incorporated by reference to exhibits to registrant’s Form 8-K filed on October 26, 2006)

10.8	Severance Compensation Agreement dated February 26, 2010 between the registrant and Patrick Gray* (incorporated by reference to exhibits to registrant’s Form 8-K filed on February 28, 2010)

10.9	Severance Compensation Agreement dated February 26, 2010 between the registrant and Stephen Sek* (incorporated by reference to exhibits to registrant’s Form 8-K filed on February 28, 2010).

10.10	Form Notice of Grant of Stock Option (September 2002, March 2003 and September 2003 Option Pools)* (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.11	Form Stock Option Agreement (September 2002, March 2003 and September 2003 Option Pools)* (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.12	2004 Equity Incentive Plan* (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

Exhibit No.	Document Description
10.13	Form of Stock Option Agreement (2004 Equity Incentive Plan)* (incorporated by reference to exhibits to registrant’s Form 8-K filed on January 12, 2005)
10.14	Form of Stock Award Agreement (2004 Equity Incentive Plan)* (incorporated by reference to exhibits to registrant’s Form 8-K filed on January 12, 2005)

10.15	Subscriber Unit License Agreement between Axesstel California and Qualcomm Incorporated dated November 14, 2000, as amended+ (incorporated by reference to exhibits to registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004)

10.16	Component Supply Agreement between QUALCOMM CDMA Technologies Asia-Pacific PTE LTD. and Axesstel-California, dated February 28, 2001, as amended+ (incorporated by reference to exhibits to registrant’s Form SB-2 filed on February 4, 2005)

21.1	Subsidiaries of the registrant (incorporated by reference to exhibits to registrant’s annual report on Form 10-K for the period ending December 31, 2010, filed on March 29, 2011)

23.1	Consent of Gumbiner Savett Inc. (incorporated by reference to exhibits to registrant’s annual report on Form 10-K for the period ending December 31, 2010, filed on March 29, 2011)

23.2	Report of Independent Registered Public Accounting Firm (incorporated by reference to exhibits to registrant’s annual report on Form 10-K for the period ending December 31, 2010, filed on March 29, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission and are marked by an asterisk.