Form 10-Q
period 2011-03-31
AXESSTEL INC
filed 2011-05-12
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 10, 2011
Common Stock, $0.0001 per share	23,683,482 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2011

-i-

EXPLANATORY NOTE

In this report, unless the context otherwise requires, the terms “Axesstel,” “Company,” “we,” “us,” and “our” refer to Axesstel, Inc., a Nevada corporation and our wholly owned subsidiary Axesstel Shanghai, Ltd.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	the likelihood that new competitors and new technologies will emerge and may further increase competition;

•	the potential for unexpected increases in operating expenses;

•	our ability to obtain future financing or funds when needed;

•	our expectations concerning customer acquisition or retention and our ability to successfully obtain a diverse customer base;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	the timing or anticipated market acceptance of new products or technologies;

•	the timing or prospects for completing acquisitions, business combinations, strategic partnerships, or divestures, and our ability to achieve the benefits intended from any such transaction; and

•	our ability to formulate, update and execute a successful business strategy.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report and in our 2010 annual report on Form 10-K, as well as in other reports and documents we file with the SEC.

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$261,103	$77,099
Accounts receivable, less allowance for doubtful accounts of $840,000 and $930,000 at March 31, 2011 and December 31, 2010, respectively	9,058,565	7,716,953
Inventories, net	545,000	1,044,422
Prepayments and other current assets	163,036	535,781

Total current assets	10,027,704	9,374,255

Property and equipment, net	96,168	119,531

Other assets:
Licenses, net	180,000	210,000
Other, net	46,523	46.523

Total other assets	226,523	256,523

Total assets	$10,350,395	$9,750,309

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$11,939,818	$10,792,595
Bank financings	7,316,010	7,487,274
Accrued commissions	811,000	870,000
Accrued royalties	1,397,000	1,311,000
Accrued warranties	350,000	350,000
Other accrued expenses and current liabilities	1,822,872	1,703,516

Total current liabilities	23,636,700	22,514,385

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 23,583,482 shares issued and outstanding at March 31, 2011 and December 31, 2010	2,368	2,368
Additional paid-in capital	39,983,249	39,952,249
Accumulated other comprehensive loss	(37,576)	(23,100)
Accumulated deficit	(53,234,346)	(52,695,593)

Total stockholders’ deficit	(13,286,305)	(12,764,076)

Total liabilities and stockholders’ deficit	$10,350,395	$9,750,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31, 2011	March 31, 2010
Revenues	$12,637,030	$15,476,489
Cost of goods sold	10,089,943	12,885,446

Gross margin	2,547,087	2,591,043

Operating expenses
Research and development	491,943	872,350
Selling, general and administrative	2,264,946	2,813,490

Total operating expenses	2,756,889	3,685,840

Operating loss	(209,802)	(1,094,797)

Other income (expense)
Interest expense, net	(328,951)	(312,148)
Other, net	—	(134)

Total other income (expense)	(328,951)	(312,282)

Loss before income tax provision	(538,753)	(1,407,079)
Income tax provision	—	—

Net loss	$(538,753)	$(1,407,079)

Loss per share
Basic	$(0.02)	$(0.06)

Diluted	$(0.02)	$(0.06)

Weighted average shares outstanding
Basic	23,683,482	23,456,232
Diluted	23,683,482	23,456,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Cash flows from operating activities:
Net loss	$(538,753)	$(1,407,079)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,493	191,092
Stock-based compensation	31,000	58,749
Provision for losses on accounts receivable	15,537	—
(Increase) decrease in:
Accounts receivable	(1,357,149)	2,444,966
Inventories	499,422	651,388
Prepayments and other current assets	372,745	31,782
Increase (decrease) in:
Accounts payable	1,147,223	(803,218)
Accrued expenses and other liabilities	146,356	(427,639)

Total adjustments	910,627	2,147,120

Net cash provided by operating activities	371,874	740,041

Cash flows from investing activities:
Acquisition of property and equipment	(2,130)	—

Net cash used in investing activities	(2,130)	—

Cash flows from financing activities:
Net payment of bank financing	(171,264)	(592,210)

Net cash used in financing activities	(171,264)	(592,210)

Cumulative translation adjustment	(14,476)	—

Net increase in cash and cash equivalents	184,004	147,831
Cash and cash equivalents at beginning of year	77,099	602,106

Cash and cash equivalents at end of period	$261,103	$749,937

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$262,939	$320,819
Income tax	$11,082	$—

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

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

2. LIQUIDITY AND GOING CONCERN

We have experienced significant net losses to date from operations. At March 31, 2011, we had cash and cash equivalents of $261,000, negative working capital of $13.6 million, and stockholders’ deficit of $13.3 million.

Poor operating results since the beginning of 2009 have greatly reduced our working capital position from $241,000 at December 31, 2008 to a deficit of $13.6 million at March 31, 2011. While we have diversified our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results over the next few quarters. Because of our limited cash position, a reduction in cash flow from operations could have a significant impact on our ability to fund operations.

Other than cash provided by operations, our primary source of working capital is borrowings which are secured by our accounts receivable and other bank borrowings. We rely on a combination of financing our accounts receivable and open credit terms from our manufacturing partners to facilitate our working capital requirements.

Our accounts receivable financing arrangements have generally taken one of two forms. For customers that qualify for credit insurance, we can factor their accounts receivable to financial institutions. For other accounts, we generally require the customer or distributor to provide a letter of credit to secure the payment obligation under the purchase order. In those instances, we can immediately discount and sell the letter of credit, generally back to the issuing bank.

We currently maintain accounts receivable credit facilities that permit us to factor, on a limited recourse basis, certain credit insured accounts receivable. The lenders have the discretion to accept or reject any individual account receivable for factoring. The factors advance us 80% of the amount of the receivable. Borrowings for the amount advanced bear interest at rates ranging from 6% to 20% per annum and are secured by a lien on all of our receivables. At March 31, 2011, we had borrowings of $5.8 million under the facilities. We repay the amounts borrowed under the facilities as the underlying accounts receivable are paid. The lenders have indicated that they will allow us to borrow up to $14.0 million under these facilities, subject to their approval of the underlying account receivable.

In April 2010, we entered into a line of credit with a commercial bank in China. The initial borrowing limit was 10,000,000 Chinese Yuan (equivalent to $1.5 million at March 31, 2011) under this facility. Borrowings under this line bore interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at March 31, 2011. At March 31, 2011, $1.5 million was outstanding under this facility. On April 1, 2011, this loan was repaid and we entered into a new working capital loan contract with a different commercial bank in China on the same basic terms as the previous loan. The term of this new line of credit expires on April 1, 2012.

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

At March 31, 2011, we owed our principal contract manufacturer $10.5 million, of which $6.1 million was past due under the terms of our credit arrangement with that manufacturer. We have entered into an agreement with our principal contract manufacturer where they have agreed to continue to fulfill orders on a purchase order basis, provided that we make payment within three business days of the shipment date for the products. In return, we have agreed to make additional payments in 2011 toward the past due amount with each new invoice payment that we make. For the period from March 1, 2011 to June 30, 2011 we have agreed to pay an amount equal to 103.5% of each invoice submitted by the manufacturer. For the period from July 1, 2011 through December 31, 2011 we have agreed to pay an amount equal to 105.5% of each invoice submitted by the manufacturer. The amounts that we pay are being applied to our oldest outstanding payment obligation. The change in open credit terms from our principal contract manufacturer, or any change in credit terms from our lenders or other contract manufacturers, could disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

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

Because of our historic net losses and negative working capital position, our independent auditors, in their report on our financial statements for the year ended December 31, 2010 expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations for our foreign customers are typically secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At March 31, 2011 and December 31, 2010, the allowance for doubtful accounts was $840,000 and $930,000, respectively.

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

Licenses

Licenses include the cost of two non-exclusive worldwide software technology licenses which allow us to manufacture both fixed wireless and certain mobile CDMA, WCDMA, and HSPA based products and to sell and/or distribute them worldwide, and the cost of one license that provides software technology that allows us to incorporate VoIP applications into certain of our products. The licenses have no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic lives of the licenses, which management has estimated range from two to ten years.

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

During the three months ended March 31, 2011 and 2010, we determined that there was no impairment.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Generally, the risk of ownership and title pass when product is received by the customer’s freight forwarder. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At March 31, 2011 and December 31, 2010, there was no allowance for sales returns.

All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units is included in cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the three months ended March 31, 2011 and 2010, warranty costs amounted to $65,000 and $31,000, respectively. At March 31, 2011 and December 31, 2010, we have established a warranty reserve of $350,000 to cover additional service costs over the life of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the three months ended March 31, 2011 and March 31, 2010 include stock-based compensation costs of $31,000 and $59,000, respectively. The following is a summary of stock-based compensation costs, by income statement classification:

	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Research and development	$4,000	$3,000
Selling, general and administrative	27,000	56,000

Total	31,000	59,000
Tax effect on share-based compensation	—	—

Net effect on net loss	$31,000	$59,000

Effect on loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Valuation of Stock Option Awards

We have one stock option plan under which stock options are granted to our employees and directors. During the three months ended March 31, 2011, we granted to certain of our employees options to purchase 355,000 shares of our common stock at an exercise price of $0.07 per share. During the three months ended March 31, 2010, we granted to certain of our employees options to purchase 980,000 shares of our common stock at exercise prices ranging from $0.10 to $0.13 per share. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years, and vest over one to three years.

Income Taxes

We account for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At March 31, 2011 and 2010, we have no unrecognized tax benefits.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which some or all common share equivalents are not included because their effect would be anti-dilutive. For the three months ended March 31, 2011 and 2010, 3,705,558 and 4,365,975 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended
	March 31, 2011	March 31, 2010
Numerator:
Net loss	$(538,753)	$(1,407,079)

Denominator:
Basic loss per share—weighted average shares	23,683,482	23,456,232
Effect of dilutive securities:
Stock options and warrants	—	—

Diluted loss per share—adjusted weighted average shares	23,683,482	23,456,232

Basic loss per share	$(0.02)	$(0.06)

Diluted loss per share	$(0.02)	$(0.06)

Foreign Currency Exchange Gains and Losses

Our reporting currency is the U.S. dollar. The functional currency of our foreign subsidiary is the Chinese Yuan. Our subsidiary’s assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of cumulative other comprehensive income (loss) in stockholders’ equity (deficit). Foreign currency transaction gains and losses are recorded in the statements of operations as a component of other income (expense).

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

	Three Months Ended
	March 31, 2011	March 31, 2010
Net loss	$(538,753)	$(1,407,079)
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,476)	—

Comprehensive loss	$(553,229)	$(1,407,079)

Certain Risks and Concentrations

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations for our foreign customers are typically secured either by letters of credit or by credit insurance. For some countries or regions, we have established relationships with distributors who order product from us and then resell it to our end customers. The distributors purchase the products from us at a discount, but secure their account to us with a letter of credit. Significant management judgment is required to determine the allowances for sales returns and doubtful accounts.

Our products include components subject to rapid technological change. Significant technological change could adversely affect our operating results and subject us to product obsolescence. Under our supply agreements with our contract manufacturers we generally do not take product into inventory. We typically order product only when we have received a binding purchase order from a customer. Our contract manufacturers then manufacture the product, which is shipped directly to the customer. However, our contract manufacturers do order certain parts with long lead times based on rolling sales forecasts that we provide. In the event that our forecasts are incorrect and our contract manufacturers do not use the long lead time parts, or if we have a customer notify us of their cancellation or inability to pay for a purchase order, our contract manufacturers have the right, after a specified period of time, to deliver the raw material or finished goods inventory to us and demand payment. To the extent that the products have become obsolete, we may not be able to use the raw materials or to sell the finished goods inventory at prices sufficient to cover our costs or at all.

During the three months ended March 31, 2011, 83% of our revenues were from three customers, comprised of 31%, 26% and 26%. Those customers were located in Poland, Scandinavia, and Venezuela, respectively. At March 31, 2011, the amounts due from such customers were $6.1 million, $441,000 and $1.2 million, respectively, which were included in accounts receivable and the majority of which is secured by either letters of credit or credit insurance. During the three months ended March 31, 2011, we purchased the majority of our products from one manufacturer. At March 31, 2011, the amount due to this manufacturer was $10.5 million.

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

As of March 31, 2011, we maintained inventory of $251,000 in China and $244,000 in Dubai. In addition, most of our $9.1 million of accounts receivable at March 31, 2011 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $200,000 and $490,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

4. INVENTORIES

Inventories consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$76,525	$18,084
Finished goods	1,658,475	2,326,338

	1,735,000	2,344,422
Reserves for excess and obsolete inventories	(1,190,000)	(1,300,000)

	$545,000	$1,044,422

5. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	March 31, 2011	December 31, 2010
Prepaid insurance	$74,254	$127,738
Prepaid rent	2,740	4,085
Prepaid tooling	10,325	19,345
Supplier advances	3,544	316,240
Other	72,173	68,373

	$163,036	$535,781

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2011	December 31, 2010
Machinery and equipment	$317,923	$317,923
Office furniture and equipment	475,816	473,686
Software	2,916,002	2,916,002
Leasehold improvements	30,085	30,085

	3,739,826	3,737,696
Accumulated depreciation and amortization	(3,643,658)	(3,618,165)

	$96,168	$119,531

7. LICENSES

We have entered into Subscriber Unit License Agreements pursuant to which we obtained non-exclusive licenses of CDMA (Code Division Multiple Access) and WCDMA (Wideband Code Division Multiple Access) technologies, which have enabled us to manufacture and sell certain fixed wireless based products and to purchase certain components and equipment from time to time. The license fees capitalized under these agreements were $3,500,000. We have additionally entered into a License Agreement which has enabled us to incorporate VoIP (Voice over Internet Protocol) applications into certain products. The license fee capitalized under this agreement was $40,000.

All of our licenses have no fixed termination dates and we have assigned estimated lives ranging from two to ten years. The licenses consisted of the following:

	March 31, 2011	December 31, 2010
Licenses	$3,540,000	$3,540,000
Accumulated amortization	(3,360,000)	(3,330,000)

	$180,000	$210,000

Amortization expense related to these licenses amounted to $30,000 and $110,000 for the three months ended March 31, 2011 and 2010, respectively. Estimated future amortization expense related to licenses at March 31, 2011 is as follows:

Amount
2011	$90,000
2012	90,000

Total	$180,000

8. BANK FINANCINGS

As of March 31, 2011 and December 31, 2010, we had outstanding loans of $7.3 million and $7.5 million, respectively. We currently have two types of bank financing arrangements.

Our principal credit arrangements provide factoring for certain credit insured receivables and are collateralized by all of our receivables. The factors, in their sole discretion, determine whether or not they will accept each receivable based upon the credit risk of each individual receivable or account. Once a receivable is approved, we sell the receivable to these factors on a limited recourse basis. The factors advance us 80% of the amount of the receivable. The factors charge us interest ranging from 6% to 20% on the amount advanced and withhold the interest from the final payment to us on collection. In the event of a commercial dispute on the receivable, the factors have the right to demand that we repurchase the receivable and refund any advances to these factors. During the three months ended March 31, 2011, the factors purchased $4.9 million of gross receivables. Since the factors acquire the receivables with recourse, we record the gross receivables and record a liability to the factors for funds advanced to us from these factors. At March 31, 2011, accounts receivable included $7.4 million of gross factored receivables of which $5.8 million was owed to the factors.

In April 2010, we entered into a line of credit with a commercial bank in China. The initial borrowing limit was 10,000,000 Chinese Yuan (equivalent to $1.5 million at March 31, 2011) under this facility. Borrowings under this line bore interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at March 31, 2011. At March 31, 2011, $1.5 million was outstanding under this facility. On April 1, 2011, this loan was repaid and we entered into a new working capital loan contract with a different commercial bank in China on the same basic terms as the previous loan. The term of this new line of credit expires on April 1, 2012.

9. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following:

	March 31, 2011	December 31, 2010
Customer advances	$243,900	$335,348
Accrued payroll, taxes and benefits	306,079	270,980
Accrued foreign sales tax	667,000	557,000
Accrued freight	50,000	50,000
Accrued interest	189,237	123,223
Accrued legal and professional fees	100,000	100,000
Accrued operating expenses	266,656	266,965

	$1,822,872	$1,703,516

10. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues and assets by geographic region and product line, but do not manage operations by region.

Revenues by geographic region based on customer locations were as follows:

	Three months ended
	March 31, 2011	March 31, 2010
Revenues
Asia	$157,608	$—
EMEA	8,024,751	8,176,038
Latin America	3,659,403	6,890,656
North America (United States and Canada)	795,268	409,795

Total revenues	$12,637,030	$15,476,489

Our voice product line consists of fixed wireless phones and voice/data terminals. Our data product line consists of 3G and 4G broadband modems and gateway devices, and M2M security devices. Revenues by product line were as follows:

	Three months ended
	March 31, 2011	March 31, 2010
Revenues
Voice Products	$3,819,082	$7,747,350
Data Products	8,817,948	7,729,139

Total revenues	$12,637,030	$15,476,489

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2011, we entered into an amended lease agreement for our corporate headquarters and United States operations to reduce the size of our corporate office. The size of the office space, as amended, is approximately 5,900 square feet and is located at 6815 Flanders Drive, San Diego, California. The average base monthly rent of the lease agreement is approximately $8,000, and expires in April 2014.

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

Future estimated lease payments are as follows:

Year Ending December 31,	Total Amount
2011	$68,000
2012	97,000
2013	100,000
2014	33,000

$298,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the three months ended March 31, 2011 and 2010 amounted to $60,000, and $103,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause as of March 31, 2011, the severance expense due would be $802,000, plus payments equal to twelve months of continuing healthcare coverage under COBRA.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At March 31, 2011, we were not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

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

Historically, we have sold our products to telecommunications operators in developing countries where large segments of the population do not have telephone or internet service. To date, our largest markets have been in Asia; Europe, Middle East and Africa (EMEA), and Latin America, and currently our largest customers are located in Poland, Scandinavia, and Venezuela. Recently, we began selling our products in North America (the United States and Canada) and expect to grow this market in the next few quarters.

Recent Developments

Since 2008, our operating results have been significantly impacted by the global economic recession, which has caused telecommunications operators to delay the rollout of new network infrastructure and consumers to slow their spending on network and telephone equipment. In addition, increased competition from larger competitors out of China has impacted our business as they have capitalized on the tight economic climate to aggressively reduce prices and increase market share. In 2008, our revenues were $109.6 million and declined to $50.8 million and $45.4 million in 2009 and 2010, respectively. A significant portion of this decrease relates to our Latin American region where the economic recession and price competition from Chinese competitors pushed revenues from $64.9 million in 2008 to $15.5 million in 2009 and $9.2 million in 2010. This decline has continued into 2011 as revenues from Latin America for the three months ended March 31, 2011 were $3.7 million as compared to $6.9 million for the three months ended March 31, 2010.

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

We also took steps during 2009 and 2010 to introduce our products into carriers in the North American market. In 2010, we secured approval for one of our gateway products to be sold on the Verizon network. For 2011, we are working with two Tier 1 carriers and several Tier 2 and Tier 3 carriers on additional product offerings, including products for a “wire-line replacement” strategy. We have secured our first purchase order from a Tier 1 carrier for our wire-line replacement terminal, and expect that there will be significant demand for this product. We also believe the government’s Broadband Initiative, that was part of the U.S. economic stimulus package adopted at the beginning of 2009, will result in the Tier 2 and Tier 3 operators making network investments. As these improvements roll out, we expect to have greater opportunities to sell our devices to those operators. North America revenue has more than doubled since 2008, and we expect increased growth in this region in 2011 and beyond.

Revenues for the first quarter of 2011 were $12.6 million, a decrease of 18% over the same period last year but an increase of 31% over revenues of $9.7 million generated in the fourth quarter of 2010. The decreased revenue experienced in the first quarter of 2011, as compared to the first quarter of 2010, was mainly attributable to decreased demand in Latin America partially offset by improved performance in North America. Revenues by geographic region based on customer locations were as follows:

	Three months ended
	March 31, 2011	March 31, 2010
Revenues
Asia	$157,608	$—
EMEA	8,024,751	8,176,038
Latin America	3,659,403	6,890,656
North America (United States and Canada)	795,268	409,795

Total revenues	$12,637,030	$15,476,489

We anticipate that we will continue to improve our profitability in 2011, as we commence larger scale orders for our new products and launch our wire-line replacement terminals in North America.

Gross margin as a percentage of revenues improved from 17% for the first quarter of 2010 to 20% for the first quarter of 2011. Gross margin improved as a result of a change in customer mix, with a larger portion of our revenues generated in markets where we typically experience higher sales prices. In addition, gross margin had been lower in 2010 as a result of sales of aged inventory at reduced margins to avoid further obsolescence. As we move forward into 2011, we expect that our gross margins will continue to improve to the low to mid twenties as sales of our newly re-engineered products, and sales in the North America market represent an increasing portion of total revenues.

We have transitioned our product development processes to focus on collaborative product development with third party engineering and manufacturing suppliers, particularly in China. Our design team works with these manufacturers to develop and customize products to incorporate our design and functional requirements on their baseline designs. This approach provides the opportunity to reduce research and development expenses, shorten time to market for new products, and leverage supply chains and economies of scale to reduce product costs. This transition had a significant impact on our operating expenditures which are at their lowest levels in over five years. Research and development expenses declined 44% over the same period last year and general and administrative expenses declined 19% compared to the same period last year. We expect to maintain operating expenses at these historic low levels in 2011, with the exception of fluctuating selling and operating expenses that vary based on the revenues levels and the customer mix experienced during the year.

Overall, we narrowed our net loss from $1.4 million for the first quarter of 2010 to $539,000 for the quarter ended March 31, 2011.

Continuing losses from operations have significantly impacted our financial condition. At March 31, 2011, we had cash and cash equivalents of $261,000 and negative working capital of $13.6 million. We do not currently have cash reserves or credit facilities that would enable us to sustain continued losses. If we continue to incur operating losses, we may not generate sufficient capital to fund our operations. In addition, we rely on a combination of open credit terms from our manufacturers and the ability to finance our accounts receivable to minimize our working capital requirements. At March 31, 2011, we owed our principal contract manufacturer $10.5 million on our account, of which $6.1 million was past due under the terms of our credit arrangement. We have entered into an arrangement with our principal contract manufacturer to continue to supply us with product on a purchase order basis, provided we make payments against our past due account. If our contract manufacturers restrict our credit terms or we are unable to secure financing for our accounts receivables on terms acceptable to us, it would have a significant impact on our ability to fund our operations.

Outlook

We are not issuing specific guidance for 2011. We anticipate that revenues and gross margin will improve with the release of our new product lines and the launch of our wire-line replacement terminal in North America. In order to achieve profitability under our current business model, we need to reach revenues of approximately $60 million annually with gross margins in the low twenty percent range.

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

Accounting Policies and Estimates

Please see “Note 3 – Significant Accounting Policies” in our financial statements for a more complete discussion of the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

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

($ in thousands)	Three months ended March 31, 2011		Three months ended March 31, 2010
Revenues	$12,637	100.00%	$15,476	100.00%
Cost of goods sold	10,090	79.84	12,885	83.26

Gross margin	2,547	20.16	2,591	16.74

Operating expenses:
Research and development	492	3.89	872	5.64
Selling, general and administrative	2,265	17.93	2,814	18.18

Total operating expenses	2,757	21.82	3,686	23.82

Operating loss	(210)	(1.66)	(1,095)	(7.08)
Other income (expense), net	(329)	(2.60)	(312)	(2.01)

Loss before income taxes	(539)	(4.26)	(1,407)	(9.09)
Income tax provision	—	—	—	—

Net loss	$(539)	(4.26)%	$(1,407)	(9.09)%

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

General

We recorded revenues of $45.4 million in the year ended December 31, 2010 and recorded a net loss of $6.3 million. We experienced poor results in 2010 as the result of the global economic recession and intense price competition. The impact of these factors has been most significant in Latin America where overall revenue numbers have dropped significantly since 2008. In response to these structural changes in our markets, we transitioned our product research and development from primarily internal development based in Korea, to outsourced development based in China. This transition successfully reduced operating expenses, but has not had a significant impact on revenues or gross margin to date, as the lower cost products are still being introduced to our markets. For the remainder of 2011, we are focused on increasing revenues and gross margin with the full year of sales of our newer lower cost product lines, the launch of our wire-line replacement terminal in North America, and the launch of our 4G product line.

Revenues

For the three months ended March 31, 2011, which we refer to as Q1 2011, revenues were $12.6 million compared to $15.5 million for the three months ended March 31, 2010, which we refer to as Q1 2010, representing a 18% decrease. The decrease in revenues is mainly attributable to a decrease in sales from our Latin America region due to increased competition, which went from $6.9 million in Q1 2010 to $3.7 million in Q1 2011, offset by increases in revenues from our North America region which increased by $385,000 in the comparable periods. In Q1 2010, we delivered $6.2 million for telephones to a customer in Venezuela compared to $3.2 million for telephones to this customer in Q1 2011.

In Q1 2011, our revenues were derived principally from three customers, which together represented 83% of revenues, and individually represented 31%, 26% and 26% of revenues, respectively. In Q1 2010, our revenues were derived principally from two customers, which together represented 70% of revenues, and individually represented 40% and 30% of revenues, respectively. Our revenues for Q1 2011 consisted of 30% for voice products and 70% for data products. For Q1 2010, our revenues consisted of 50% for voice products and 50% for data products.

We are looking to increase revenues through expansion of our product portfolio for fixed wireless phones, wire-line replacement terminals, and broadband access products and increasing our customer base in new regions. We are actively seeking market opportunities where we have the ability to deliver products that address unique customer requirements. As we grow, we expect to become less dependent on a limited concentration of customers. For 2011, we have two programs that we are working with Tier 1 carriers in the United States, including the launch of our wire-line replacement terminal. We expect to generate increased revenues from these programs, particularly in the second half of 2011, and anticipate that sales in the U.S. will account for an increasing percentage of our revenues.

Cost of Goods Sold

For Q1 2011, cost of goods sold was $10.1 million compared to $12.9 million for Q1 2010, a decrease of 22%. This decrease in cost of goods sold was attributable to decreased revenues from the comparative periods offset by increased gross margin. Cost of sales is impacted by product mix. Revenues in Q1 2010 were 70% data products and 30% voice products. Revenues in Q1 2010 were 50% data and 50% voice products. Traditionally voice products have higher costs of sales as a percentage of revenue.

We expect to begin larger volume sales of our newly re-engineered products during the remainder of 2011. As a result, we anticipate that costs of goods sold will decline in future quarters as a percentage of revenue as a larger portion of our revenues are attributed to these new lower cost re-engineered products.

Gross Margin

For Q1 2011, gross margin as a percentage of revenues was 20% compared to 17% for Q1 2010. In Q1 2010, gross margins were impacted by the sale of some aged inventory at reduced pricing to eliminate the risk of inventory obsolescence.

As we continue further into 2011, we do not anticipate significant write-offs and expect that our gross margins will trend towards the low to mid twenties as a result of our lower inventory levels, the release of our newly re-engineered products and increasing sales in the U.S. market where we have historically generated higher product margins.

Research and Development

For Q1 2011, research and development expenses were $492,000 compared to $872,000 for Q1 2010, a decrease of 44%. As a percentage of revenues, research and development expenses for Q1 2011 were 4% compared to 6% for Q1 2010. The decrease from the comparable period is mainly attributable to reduced outside engineering service expense. In the first quarter of 2010, we incurred $405,000 of outside engineering service expense to provide legacy product development support needed after the sale of our Axesstel Korea subsidiary in late 2009. This support was completed in the second quarter of 2010, and we have transitioned the support of some of our non-strategic legacy products to an outsourced development model that has allowed us to significantly reduce research and development expenses.

We anticipate that these lower research and development expenses will continue during the remainder 2011.

Selling, General and Administrative

For Q1 2011, selling, general and administrative expenses were $2.3 million compared to $2.8 million for Q1 2010, a decrease of 19%. This decrease was mainly attributable to decreased revenues from our Latin America region as we pay third party sales commissions on our sales to Venezuela, which comprised a substantial portion of our Q1 2010 revenue. As a percentage of revenue, selling, general and administration expenses were 18% in Q1 2011 and Q1 2010.

We expect selling, general and administrative expenses to remain stable in 2011, with the exception of fluctuating selling and other operating expenses that vary based on the revenue levels and the customer mix experienced during the year.

Other Income (Expense), net

For Q1 2011, other income (expense) was a net expense of $329,000, compared to a net expense of $312,000 for Q1 2010. Substantially all of the expense resulted from interest expense associated from debt and financing activities.

Provision for Income Taxes

For both Q1 2011and Q1 2010, no income tax provisions were recorded. Currently, we have established a full reserve against all deferred tax assets.

Net Loss

For Q1 2011, net loss was $539,000 compared to net loss of $1.4 million for Q1 2010.

Liquidity and Capital Resources

Liquidity

At March 31, 2011 cash and cash equivalents were $261,000 compared to $77,000 at December 31, 2010. In addition, at March 31, 2011, accounts receivable were $9.1 million compared to $7.7 million at December 31, 2010. At March 31, 2011, we had negative working capital of $13.6 million, compared to negative working capital of $13.1 million at December 31, 2010. At March 31, 2011, we had bank financings of $7.3 million compared to $7.5 million at December 31, 2010.

For the three month period ended March 31, 2011, we generated $372,000 of cash from operations which was derived from changes in operating assets and liabilities of $809,000 offset by the cash net loss of $437,000 (net loss adjusted for depreciation and amortization expense, stock based compensation, and provision for losses on accounts receivable). During the three months ended March 31, 2011, we consumed $2,000 of cash from investing activities, and as of March 31, 2011, we did not have any significant commitments for capital expenditures. Financing activities used $171,000 of cash during the three months ended March 31, 2011, as cash received from the collections of accounts receivable was used to pay down bank financing.

Credit Terms with Manufacturers

We rely on a combination of accounts receivable financing and open credit terms from our manufacturing partners to fund our operating requirements. Generally, we only acquire and build inventory against a purchase order, and under our current arrangements, we can use the proceeds from financing the accounts receivable to pay our manufacturers. However, our contract manufacturers do order certain parts with long lead times based on rolling sales forecasts that we provide. In the event that our forecasts are incorrect and our contract manufacturer does not use the long lead time parts, or if we have a customer notify us of their cancellation or inability to pay for a purchase order, our contract manufacturer has the right, after a specified period of time, to transfer the raw material or finished goods inventory to us and demand payment.

We are currently past due in payments to our principal contract manufacturer. At March 31, 2011 we owed our principal contract manufacturer $10.5 million of which $6.1 million was past due under our open credit terms with this manufacturer. We have entered into an agreement with our principal contract manufacturer where they have agreed to continue to fulfill orders on a purchase order basis, provided that we make payment within three business days of the shipment date for the products. In return, we have agreed to make additional payments in 2011 toward the past due amount with each new invoice payment that we make. For the period from March 1, 2011 to June 30, 2011 we have agreed to pay an amount equal to 103.5% of each invoice submitted by the manufacturer. For the period from July 1, 2011 through December 31, 2011 we have agreed to pay an amount equal to 105.5% of each invoice submitted by the manufacturer. The amounts that we pay are being applied to our oldest outstanding payment obligations.

We are initiating credit terms with the manufacturers that are producing our newly launched product lines. However, we do not have any firm commitment from any of our manufacturers to extend open credit terms for any specific period of time. We continue to depend on our principal contract manufacturer to produce certain key products for us. Similarly, we expect to rely on credit terms from our new contract manufacturers to reduce our working capital requirements. If we cannot secure comparable credit terms from our new contract manufacturers, we may need to identify alternative manufacturers or secure additional capital in order to finance the production of our products. If we cannot finance the production of our products we may be compelled to refuse credit terms to our customers which may cause them to reduce or cancel their purchase orders.

Bank Financing

We have two bank financing arrangements. We currently maintain accounts receivable credit facilities that permit us to factor, on a recourse basis, certain credit insured accounts receivable. The lenders under these facilities have the discretion to accept or reject any individual account receivable for factoring. The factors advance us 80% of the amount of the receivable. Borrowings for the amount advanced bear interest ranging from 6% to 20% per annum and are secured by a lien on all of our receivables. At March 31, 2011, we had borrowings of $5.8 million under these facilities. We repay the amounts borrowed under these facilities as the underlying accounts receivable are repaid. The lenders have indicated that they will allow us to borrow up to $14.0 million under these facilities, subject to their approval of the underlying account receivable.

In April 2010, we entered into a line of credit with a commercial bank in China. The initial borrowing limit was 10,000,000 Chinese Yuan (equivalent to $1.5 million at March 31, 2011) under this facility. Borrowings under this line bore interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at March 31, 2011. At March 31, 2011, $1.5 million was outstanding under this facility. On April 1, 2011, this loan was repaid and we entered into a new working capital loan contract with a different commercial bank in China on the same basic terms as the previous loan. The term of this line of credit expires on April 1, 2012.

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

Recent Accounting Pronouncements

Please see the section entitled “Recent Accounting Pronouncements” contained in “Note 3—Significant Accounting Policies” to our financial statements included in Part I—Item 1. Financial Statements of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. At March 31, 2011, we had $261,000 in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at March 31, 2011, as these consisted of securities with maturities of less than three months.

Interest rates for our current bank debt outstanding are based at rates ranging from 6% to 20% per annum. We do not utilize financial contracts to manage our exposure in our changes in interest rates. A one percent increase in the interest rates that we pay under our bank debt would have resulted in additional interest expense of $19,000 for the three-month period ended March 31, 2011.

Foreign Currency Exchange Rate Risk

During the three months ended March 31, 2011, the majority of our revenue was generated outside the United States. In addition, most of our products were purchased from manufacturers in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from our contract manufacturers were denominated in United States dollars.

We maintain operations in China and in Korea for which expenses are paid in the Chinese Yuan and Korean Won. In addition, our loans from the commercial bank in China are denominated in the Chinese Yuan. At March 31, 2011, the amounts borrowed under these loans were $3.1 million, based on the effective exchange rate at the time. Accordingly, we do have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won and the United States Dollar. A one percent decrease in the effective exchange rate between the U.S. dollar and the Chinese Yuan and Korean Won would have resulted in additional operating expenses of $3,000 for the three month period ended March 31, 2011. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the risk factors below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial position and results of operations.

If we cannot return to and sustain profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss for the year ended December 31, 2010 of $6.3 million and a further net loss for the first quarter of 2011 of $539,000. At March 31, 2011, we had a stockholders’ deficit of $13.3 million and a working capital deficit of $13.6 million. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability and improving our working capital position.

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

Since 2009, we have fallen behind in payments to our principal contract manufacturer. We entered into a security agreement and standstill agreements pursuant to which the contract manufacturer agreed to continue manufacturing product after granting them a subordinated security interest in the receivables arising from the products that they sell to us, and our agreement to meet certain payment milestones to bring our account within current terms. To date, we have not met all of the payment milestones to them. We have entered into a subsequent agreement with our principal contract manufacturer where they have agreed to continue to ship product to use despite the “past due” status of our account, provided that we continue to make specified payments against our outstanding balance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Terms with Manufacturers” elsewhere in this document. If we fail to make timely payments to our contract manufacturers, they may elect to suspend shipments or refuse our purchase orders, disrupting our ability to supply product to our customers.

We rely on a small number of customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the year ended December 31, 2010, three of our customers and their affiliates accounted for approximately 77% of our revenues; orders from these customers comprised approximately 43%, 17% and 17% of revenues, respectively. For the first quarter of 2011 three customers accounted for 83% of our revenues, and individually accounted for 31%, 26% and 26% of revenues, respectively.

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

While we believe that this product development model provides a number of advantages, dependence on these third party design and manufacturing partners imposes certain risks to our business. We may not have the internal resources necessary to unilaterally make product modifications, and will be dependent on cooperation from our design and manufacturing partners to effect changes to product design, features or functions. As we work with new manufacturing partners, we may experience higher levels of product warranty claims, or defect rates which could negatively impact our financial position or impair our brand’s reputation for quality. We may not be able to respond to customer demands as quickly as we have through our internal research and development resources. Working with third party designers and manufacturers may limit our ability to develop unique or protected intellectual property rights in the products. Finally, we will be dependent on the financial stability and effective operations of our design and manufacturing partners. A financial or operational setback of one of our manufacturers may impact our ability to procure product necessary to meet customer orders or to service customer requests.

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

As of December 31, 2010, we had cash and cash equivalents of $77,000 and a working capital deficit of $13.1 million. We incurred a net loss of $6.3 million in 2010, and have incurred net losses in four out of the past five years of operation. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. We incurred a further net loss of $539,000 during the first quarter of 2011. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

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

Axesstel, Inc.

Date: May 12, 2011	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Translation of Working Capital Loan Contract dated April 1, 2011 between Axesstel and China Communications Bank Co. Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.