Form 10-Q
period 2011-06-30
AXESSTEL INC
filed 2011-08-11
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 10, 2011
Common Stock, $0.0001 per share	23,683,482 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2011

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our expectations concerning the activities of our competitors or the entry of new competitors in the market;

•	anticipated developments or trends in technology relating to the wireless communications industry;

•	our anticipated future operating expenses;

•	our ability to obtain future financing or funds when needed;

•	the anticipated timing of new product releases;

•	continuing market acceptance for our existing products and anticipated acceptance for new products;

•	the expected receipt or timing of customer orders;

•	expectations concerning our ability to secure new customers;

•	the anticipated efficacy of efforts to protect our intellectual property rights;

•	the timing or anticipated benefits of any acquisitions, business combinations, strategic partnerships, or divestures; and

•	our ability to formulate, update and execute a successful business strategy.

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$860,802	$77,099
Accounts receivable, less allowance for doubtful accounts of $800,000 and $930,000 at June 30, 2011 and December 31, 2010, respectively	5,418,021	7,716,953
Inventories, net	975,000	1,044,422
Prepayments and other current assets	1,444,676	535,781

Total current assets	8,698,499	9,374,255

Property and equipment, net	64,049	119,531

Other assets:
Licenses, net	150,000	210,000
Other, net	20,952	46,523

Total other assets	170,952	256,523

Total assets	$8,933,500	$9,750,309

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,611,202	$10,792,595
Bank financings	6,173,067	7,487,274
Accrued commissions	622,500	870,000
Accrued royalties	1,275,000	1,311,000
Accrued warranties	350,000	350,000
Other accrued expenses and current liabilities	1,907,977	1,703,516

Total current liabilities	22,939,746	22,514,385

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 23,683,482 shares issued and outstanding at June 30, 2011 and December 31, 2010	2,368	2,368
Additional paid-in capital	40,003,249	39,952,249
Accumulated other comprehensive loss	(90,253)	(23,100)
Accumulated deficit	(53,921,610)	(52,695,593)

Total stockholders’ deficit	(14,006,246)	(12,764,076)

Total liabilities and stockholders’ deficit	$8,933,500	$9,750,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues	$7,539,886	$11,201,874	$20,176,916	$26,678,363
Cost of goods sold	5,672,978	9,154,223	15,762,921	22,039,669

Gross margin	1,866,908	2,047,651	4,413,995	4,638,694

Operating expenses
Research and development	513,697	584,103	1,005,640	1,456,453
Selling, general and administrative	1,675,727	2,465,950	3,940,673	5,279,440

Total operating expenses	2,189,424	3,050,053	4,946,313	6,735,893

Operating loss	(322,516)	(1,002,402)	(532,318)	(2,097,199)

Other income (expense)
Interest expense, net	(364,748)	(357,737)	(693,699)	(669,886)
Other, net	0	0	0	(133)

Total other income (expense)	(364,748)	(357,737)	(693,699)	(670,019)

Loss before income tax provision	(687,264)	(1,360,139)	(1,226,017)	(2,767,218)
Income tax provision	0	0	0	0

Net loss	$(687,264)	$(1,360,139)	$(1,226,017)	$(2,767,218)

Loss per share
Basic	$(0.03)	$(0.06)	$(0.05)	$(0.12)

Diluted	$(0.03)	$(0.06)	$(0.05)	$(0.12)

Weighted average shares outstanding
Basic	23,683,482	23,494,107	23,683,482	23,475,170
Diluted	23,683,482	23,494,107	23,683,482	23,475,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(1,226,017)	$(2,767,218)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	120,417	381,105
Stock-based compensation	51,000	129,245
Provision for losses on accounts receivable	2,590	261,850
Provision for inventory obsolescence	243,750	0
(Increase) decrease in:
Accounts receivable	2,296,342	2,442,485
Inventories	(174,328)	1,487,388
Prepayments and other current assets	(908,895)	(11,413)
Other assets	25,571	(12,150)
Increase (decrease) in:
Accounts payable	1,818,607	(948,008)
Accrued expenses and other liabilities	(79,039)	(1,084,243)

Total adjustments	3,396,015	2,646,259

Net cash provided by (used in) operating activities	2,169,998	(120,959)

Cash flows from investing activities:
Acquisition of property and equipment	(4,935)	(9,421)

Net cash used in investing activities	(4,935)	(9,421)

Cash flows from financing activities:
Net proceeds (repayments) of bank financings	(1,314,207)	296,720

Net cash provided by (used in) financing activities	(1,314,207)	296,720

Cumulative translation adjustment	(67,153)	1,489

Net increase in cash and cash equivalents	783,703	167,829
Cash and cash equivalents at beginning of year	77,099	602,106

Cash and cash equivalents at end of period	$860,802	$769,935

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$662,931	$699,237
Income tax	$11,947	$0

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

2. LIQUIDITY AND GOING CONCERN

We have experienced significant net losses to date from operations. At June 30, 2011, we had cash and cash equivalents of $861,000, negative working capital of $14.2 million, and stockholders’ deficit of $14.0 million.

Poor operating results since the beginning of 2009 have greatly reduced our working capital position from $241,000 at December 31, 2008 to a deficit of $14.2 million at June 30, 2011. While we have diversified our product and customer base, we expect that we will continue to face significant fluctuations in quarterly operating results over the next few quarters. Because of our limited cash position, a reduction in cash flow from operations could have a significant impact on our ability to fund operations.

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

We currently maintain accounts receivable credit facilities that permit us to factor, on a limited recourse basis, certain credit insured accounts receivable. The lenders have the discretion to accept or reject any individual account receivable for factoring. The factors advance us 80% of the amount of the receivable. Borrowings for the amount advanced bear interest at rates ranging from 6% to 24% per annum and are secured by a lien on all of our receivables. At June 30, 2011, we had borrowings of $4.7 million under the facilities. We repay the amounts borrowed under the facilities as the underlying accounts receivable are paid. The lenders have indicated that they will allow us to borrow up to $14.0 million under these facilities, subject to their approval of the underlying account receivable.

In April 2011, we entered into a line of credit with a commercial bank in China. The initial borrowing limit is 10,000,000 Chinese Yuan (equivalent to $1.5 million at June 30, 2011) under this facility. Borrowings under this line bear interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at June 30, 2011. At June 30, 2011, $1.5 million was outstanding under this facility. The term of this line of credit expires on April 1, 2012.

We are working with a number of lenders and anticipate that we will be able to continue to secure financing in the upcoming quarters. If, however, we cannot secure our customer’s payment obligations to us through letters of credit, credit insurance or other collateral, we may not be able to accept orders.

Similarly, we have relied on open credit terms with our manufacturing partners to fund our operating requirements. At June 30, 2011, we owed our principal contract manufacturer $10.3 million, of which $7.4 million was past due under the terms of our credit arrangement with that manufacturer. We have entered into an agreement with our principal contract manufacturer where they have agreed to continue to fulfill orders on a purchase order basis, provided that we make payment within three business days of the shipment date for the products. In return, we have agreed to make additional payments in 2011 toward the past due amount with each new invoice payment that we make. For the period from March 1, 2011 to June 30, 2011 we agreed to pay an amount equal to 103.5% of each invoice submitted by the manufacturer. For the period from July 1, 2011 through December 31, 2011 we have agreed to pay an amount equal to 105.5% of each invoice submitted by the manufacturer. The amounts that we pay are being applied to our oldest outstanding payment obligation. A change in open credit terms from our principal contract manufacturer, or any change in credit terms from our lenders or other contract manufacturers, could disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

We are currently working with new contract manufacturers where we do not have a payment history. Those manufacturers currently require payment of some portion of the purchase price on order, with the balance due on open credit terms or upon shipment. In some instances we are using purchase order financing to provide the capital for those orders. We are evaluating additional manufacturing and financing arrangements to increase our available working capital and to allow us to grow our business without the sale of additional debt or equity securities. If we can grow our business and secure products from our contract manufacturers in sufficient quantities, we believe that we will be able to generate cash from operations and secure financing to provide sufficient cash to finance our operations. However, if we fail to generate sufficient product sales, we will not generate sufficient cash to cover our operating expenses.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations for our foreign customers are typically secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At June 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $800,000 and $930,000, respectively.

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

During the six months ended June 30, 2011 and 2010, we determined that there was no impairment.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition and Warranty Costs

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. We generally sell our products either FCA (Free Carrier) shipping port, or DDU (Delivery Duty Unpaid). When we ship FCA shipping port, title and risk of loss pass when product is received by the customer’s freight forwarder. When we ship DDU, title and risk of loss pass when product is received at the customer’s warehouse. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At June 30, 2011 and December 31, 2010, there was no allowance for sales returns.

All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units. On certain contracts, we provide warranty replacement units ranging from 1-2 percent of total units shipped. The cost related to the standard warranty replacement units is included in cost of goods sold and recorded when revenue is recognized. On other contracts, we do not provide warranty replacement units. In these cases, we provide warranty support to the customer through service centers operated by third parties under contract with us. Costs for these service centers are recorded to cost of sales when revenue is recognized. During the six months ended June 30, 2011 and 2010, warranty costs amounted to $118,000 and $79,000, respectively. At June 30, 2011 and December 31, 2010, we have established a warranty reserve of $350,000 to cover additional service costs over the life of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations include stock-based compensation costs. The following is a summary of stock-based compensation costs, by income statement classification:

	Three Months ended		Six Months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Research and development	$3,000	$5,000	$7,000	$8,000
Selling, general and administrative	17,000	65,000	44,000	121,000

Total	20,000	70,000	51,000	129,000
Tax effect on share-based compensation	0	0	0	0

Net effect on net loss	$20,000	$70,000	$51,000	$129,000

Effect on loss per share:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01

Valuation of Stock Option Awards

We have one stock option plan under which stock options are granted to our employees and directors. During the six months ended June 30, 2011, we granted to certain of our employees and a non-executive director options to purchase an aggregate of 480,000 shares of our common stock at exercise prices ranging from $0.07 to $0.14 per share. During the six months ended June 30, 2010, we granted to certain of our employees options to purchase 980,000 shares of our common stock at exercise prices ranging from $0.10 to $0.13 per share and issued 227,250 shares of our common stock to our non-executive directors as part of their annual compensation package at a fair value of $0.11 per share. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years. Options granted to our non-employee directors generally vest over one year, and options granted to employees vest over three years.

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

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At June 30, 2011 and 2010, we have no unrecognized tax benefits.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. For the six months ended June 30, 2011 and 2010, 3,863,558 and 3,450,558 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator:
Net loss	$(687,264)	$(1,360,139)	$(1,226,017)	$(2,767,218)

Denominator:
Basic loss per share—weighted average shares	23,683,482	23,494,107	23,683,482	23,475,170
Effect of dilutive securities:
Stock options and warrants	0	0	0	0

Diluted loss per share—adjusted weighted average shares	23,683,482	23,494,107	23,683,482	23,475,170

Basic loss per share	$(0.03)	$(0.06)	$(0.05)	$(0.12)

Diluted loss per share	$(0.03)	$(0.06)	$(0.05)	$(0.12)

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

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net loss	$(687,264)	$(1,360,139)	$(1,226,017)	$(2,767,218)
Other comprehensive income (loss):
Foreign currency translation adjustment	(52,677)	1,489	(67,153)	1,489

Comprehensive loss	$(739,941)	$(1,358,650)	$(1,293,170)	$(2,765,729)

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

During the six months ended June 30, 2011, 80% of our revenues were from four customers, which accounted for 27%, 26%, 17% and 10% of revenues, respectively. These customers were located in Poland, Scandinavia, Venezuela, and Poland, respectively. At June 30, 2011, the amounts due from such customers were $2.3 million, $893,000, zero and $1.7 million, respectively, which were included in accounts receivable and the majority of which is secured by either letters of credit or credit insurance. During the six months ended June 30, 2011, we purchased the majority of our products from one manufacturer. At June 30, 2011, the amount due to this manufacturer was $10.3 million.

During the six months ended June 30, 2010, 74% of our revenues were from three customers, which accounted for 31%, 26% and 17% of revenues, respectively. These customers were located in Poland, Venezuela, and Scandinavia, respectively. At June 30, 2010, the amounts due from such customers were $2.3 million, $770,000 and $1.4 million, respectively, which were included in accounts receivable. During the six months ended June 30, 2010, we purchased the majority of our products from one manufacturer. At June 30, 2010, the amount due to this manufacturer was $9.7 million.

As of June 30, 2011, we maintained inventory of $950,000 in China. In addition, most of our $5.4 million of accounts receivable at June 30, 2011 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $416,000 and $929,000 for the six months ended June 30, 2011 and June 30, 2010, respectively.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

4. INVENTORIES

Inventories consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$8,605	$18,084
Finished goods	2,391,395	2,326,338

	2,400,000	2,344,422
Reserves for excess and obsolete inventories	(1,425,000)	(1,300,000)

	$975,000	$1,044,422

5. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	June 30, 2011	December 31, 2010
Prepaid insurance	$57,345	$127,738
Prepaid rent	15,698	4,085
Prepaid tooling	4,238	19,345
Supplier advances	1,288,625	316,240
Other	78,770	68,373

	$1,444,676	$535,781

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2011	December 31, 2010
Machinery and equipment	$317,923	$317,923
Office furniture and equipment	241,743	473,686
Software	2,916,002	2,916,002
Leasehold improvements	0	30,085

	3,475,668	3,737,696
Accumulated depreciation and amortization	(3,411,619)	(3,618,165)

	$64,049	$119,531

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

All of our licenses have no fixed termination dates and we have assigned estimated lives ranging from two to ten years. The licenses consisted of the following:

	June 30, 2011	December 31, 2010
Licenses	$3,540,000	$3,540,000
Accumulated amortization	(3,390,000)	(3,330,000)

	$150,000	$210,000

Amortization expense related to these licenses amounted to $30,000 and $109,000 for the three months ended June 30, 2011, and 2010, respectively. Amortization expense related to these licenses amounted to $60,000 and $219,000 for the six months ended June 30, 2011 and 2010, respectively. Estimated future amortization expense related to licenses at June 30, 2011 is as follows:

Amount
2011	$60,000
2012	90,000

Total	$150,000

8. BANK FINANCINGS

As of June 30, 2011 and December 31, 2010, we had outstanding loans of $6.2 million and $7.5 million, respectively. We currently have two active types of bank financing arrangements—accounts receivable financings and a line of credit. In addition, we entered into a short-term loan agreement to purchase inventory during the second quarter of 2011 which has since been repaid.

Our principal credit arrangements provide factoring for certain credit insured accounts receivable and are collateralized by all of our accounts receivable. The factors, in their sole discretion, determine whether or not they will accept each receivable based upon the credit risk of each individual receivable or account. Once a receivable is approved, we sell the receivable to these factors on a limited recourse basis. The factors advance us 80% of the amount of the receivable. In some cases, the factors advance us funds upon the receipt of a customer purchase order prior to the product shipment and creation of the receivable. The factors charge us interest at rates ranging from 6% to 24% per annum on the amount advanced and withhold the interest from the final payment to us on collection. In the event of a commercial dispute on the receivable, the factors have the right to demand that we repurchase the receivable and refund any advances to these factors. During the six months ended June 30, 2011, the factors purchased $10.5 million of gross receivables. Since the factors acquire the receivables with recourse, we record the gross receivables and record a liability to the factors for funds advanced to us from these factors. At June 30, 2011, accounts receivable included $5.9 million of gross factored receivables of which $4.7 million was owed to the factors and recorded as bank financings.

In April 2011, we entered into a line of credit with a commercial bank in China. The initial borrowing limit is 10,000,000 Chinese Yuan (equivalent to $1.5 million at June 30, 2011) under this facility. Borrowings under this line bear interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at June 30, 2011. At June 30, 2011, $1.5 million was outstanding under this facility. The term of this line of credit expires on April 1, 2012.

In May 2011, we entered into a loan transaction whereby we borrowed $804,000 to purchase inventory under a special auction process. This inventory was purchased and subsequently used in the production of our products. The loan agreement had a 40 day repayment term with a fixed interest payment of $100,000. This loan has been repaid in full.

9. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following:

	June 30, 2011	December 31, 2010
Customer advances	$381,407	$335,348
Accrued payroll, taxes and benefits	366,474	270,980
Accrued foreign sales tax	596,000	557,000
Accrued freight	50,000	50,000
Accrued interest	153,993	123,223
Accrued legal and professional fees	100,000	100,000
Accrued operating expenses	260,103	266,965

	$1,907,977	$1,703,516

10. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues and assets by geographic region and product line, but do not manage operations by region.

Revenues by geographic region based on customer locations were as follows:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues
Asia	$35,380	$88,450	$192,988	$88,450
EMEA	5,500,665	7,900,087	13,525,417	16,076,125
Latin America	650,352	1,099,330	4,309,755	7,989,986
North America (United States and Canada)	1,353,489	2,114,007	2,148,756	2,523,802

Total revenues	$7,539,886	$11,201,874	$20,176,916	$26,678,363

Our voice product line consists of fixed wireless phones and voice/data terminals. Our data product line consists of 3G and 4G broadband modems and gateway devices. Revenues by product line were as follows:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues
Voice Products	$1,416,994	$1,095,801	$5,236,076	$8,857,150
Data Products	6,122,892	10,106,073	14,940,840	17,821,213

Total revenues	$7,539,886	$11,201,874	$20,176,916	$26,678,363

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2011, we entered into an amended lease agreement for our corporate headquarters and United States operations to reduce the size of our corporate office. Our corporate office is located at 6815 Flanders Drive, San Diego, California, and is comprised of approximately 5,900 square feet. The average base monthly rent under the lease agreement is $8,000. The lease agreement expires in April 2014.

We lease additional commercial properties in China and Korea for our operations and research and development teams. The China facility is approximately 1,200 square feet and the lease term is based on an annual agreement. The Korea facility is 900 square feet and the lease term is based on an annual agreement. The average basic monthly rent is $3,000 during the lease periods for both of these two facilities.

Future estimated lease payments are as follows:

Year Ending December 31,	Total Amount
2011	$48,000
2012	111,000
2013	100,000
2014	33,000

$292,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the three and six months ended June 30, 2011 amounted to $31,000, and $91,000, respectively. Rent expense incurred for short-term and long-term obligations for the three and six months ended June 30, 2010 amounted to $109,000, and $213,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause as of June 30, 2011, the severance expense due would be $802,000, plus payments equal to twelve months of continuing healthcare coverage under COBRA.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At June 30, 2011, we were not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

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

Overview

We provide fixed wireless voice and broadband access solutions for the worldwide telecommunications market. Our product portfolio includes fixed wireless phones, voice/data terminals, 3G and 4G broadband modems and gateway devices for access to voice calling and high-speed data services.

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

Historically, we have sold our products to telecommunications operators in developing countries where large segments of the population do not have telephone or internet service. To date, our largest markets have been in Asia; Europe, the Middle East and Africa (EMEA); and Latin America. For this first half of 2011 our largest customers were located in Poland, Scandinavia, and Venezuela. Recently, we began selling our products in North America (the United States and Canada) and expect that an increasing portion of our business will come from sales in this region, particularly in the United States.

Recent Developments

Since 2008, our operating results have been significantly impacted by the global economic recession, which has caused telecommunications operators to delay the rollout of new network infrastructure and consumers to slow their spending on network and telephone equipment. In addition, increased competition from larger competitors out of China has impacted our business as they have capitalized on the tight economic climate to aggressively reduce prices and increase market share. In 2008, our revenues were $109.6 million and declined to $50.8 million and $45.4 million in 2009 and 2010, respectively. A significant portion of this decrease relates to our Latin American region where the economic recession and price competition from Chinese competitors pushed revenues from $64.9 million in 2008 to $15.5 million in 2009 and $9.2 million in 2010. This decline has continued into 2011 where revenues from Latin America for the six months ended June 30, 2011 were $4.3 million as compared to $8.0 million for the six months ended June 30, 2010.

We established an operating subsidiary in China effective January 29, 2010. Through that entity, we established relationships with contract manufacturers that collaborated with our internal engineering team to co-develop a re-engineered line of our products. We began delivering samples of our re-engineered products to network operators and began completing testing and homologation in the second half of 2010. These products contain the same Axesstel design, interface and functionality, but are manufactured at substantial discounts to our previous pricing. We are using the strength of our customer relationships and our dedicated sales personnel to sell these products competitively in our core markets, especially in our EMEA region. The release of the lower cost products came late in 2010 and did not have a significant impact on revenues or gross margins for the period. We expect to benefit from increased delivery of these new products in 2011.

We also took steps during 2009 and 2010 to introduce our products into carriers in the North American market. During 2010 we were approached by a Tier 1 carrier to design an OEM version of our terminal product that could be sold by the carrier as part of a “wire-line replacement” strategy. The terminal acts as a gateway in the home where conventional handsets and wireless handsets can be plugged into the wireless terminal, as opposed to connecting to the local fixed line telephone operator. Under our arrangement with the carrier, we will manufacture the terminal to the carrier’s specifications and the terminal will be sold under the carrier’s name. During the first half of 2011, we delivered initial prototypes of the terminal and have subsequently completed testing. We received an initial purchase order from the carrier’s distributor for $7.9 million of these terminals, and expect to deliver these terminals in the third quarter of 2011. The initial purchase order was a stocking order to provide product for a Tier 1 carrier’s retail and distribution channels. The amount and timing of additional orders will depend upon the success of the product’s sales.

Revenues for the first half of 2011 were $20.2 million, a decrease of 24% over the same period last year. The decreased revenue experienced in the first half of 2011, as compared to the first half of 2010, was mainly attributable to decreased demand in Latin America and EMEA. Revenues by geographic region based on customer locations were as follows:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues
Asia	$35,380	$88,450	$192,988	$88,450
EMEA	5,500,665	7,900,087	13,525,417	16,076,125
Latin America	650,352	1,099,330	4,309,755	7,989,986
North America (United States and Canada)	1,353,489	2,114,007	2,148,756	2,523,802

Total revenues	$7,539,886	$11,201,874	$20,176,916	$26,678,363

We anticipate that our results will improve in the second half of 2011, as we commence larger scale orders for our new products and launch our wire-line replacement terminals to a Tier 1 carrier in North America. At August 1, 2011 we had backlog of $16.3 million, including the $7.9 million for the initial wire-line replacement terminals order. Substantially all of this backlog is expected to be delivered in the third quarter. See “Outlook” below.

Gross margin as a percentage of revenues improved from 17% for the first half of 2010 to 22% for the first half of 2011. Gross margin had been lower in 2010 as a result of sales of aged inventory at reduced margins to avoid further obsolescence and intense price competition. For the balance of 2011, we expect that our gross margins will continue to improve toward the mid twenties as sales of our newly re-engineered products and sales in the North America market represent an increasing portion of total revenues.

We have transitioned our product development processes to focus on collaborative product development with third party engineering and manufacturing suppliers, particularly in China. Our design team works with these manufacturers to develop and customize products to incorporate our design and functional requirements on their baseline designs. This approach provides the opportunity to reduce research and development expenses, shorten time to market for new products, and leverage supply chains and economies of scale to reduce product costs. This transition had a significant impact on our operating expenditures which are at their lowest levels in over five years. Research and development expenses declined 31% over the same period last year and general and administrative expenses declined 25% compared to the same period last year. We expect to maintain operating expenses at these historic low levels in 2011, with the exception of fluctuating selling and operating expenses that vary based on the revenues levels and the customer mix experienced during the year.

Overall, we narrowed our net loss from $2.8 million for the first half of 2010 to $1.2 million for the six months ended June 30, 2011.

Continuing losses from operations have significantly impacted our financial condition. At June 30, 2011, we had cash and cash equivalents of $861,000 and negative working capital of $14.2 million. We do not currently have cash reserves or credit facilities that would enable us to sustain continued losses. If we continue to incur operating losses, we may not generate sufficient capital to fund our operations. In addition, we rely on a combination of open credit terms from our manufacturers and the ability to finance our accounts receivable to minimize our working capital requirements. At June 30, 2011, we owed our principal contract manufacturer $10.3 million on our account, of which $7.4 million was past due under the terms of our credit arrangement. We have entered into an arrangement with our principal contract manufacturer to continue to supply us with product on a purchase order basis, provided we make payments against our past due account. If our contract manufacturers restrict our credit terms or we are unable to secure financing for our accounts receivables on terms acceptable to us, it would have a significant impact on our ability to fund our operations.

Outlook

We are not issuing specific guidance for 2011. In order to achieve profitability under our current business model, we need to reach revenues of approximately $50 to $60 million annually with gross margins in the low to mid twenty percent range.

We anticipate that our revenues for the second half of 2011 will increase substantially over the revenues that we achieved in the first half of 2011. We expect our North American markets to significantly improve fueled by the roll-out of our “wire-line replacement” terminals to a Tier 1 carrier. For the third quarter, we anticipate sales to North America to be in excess of $7.9 million based on the initial purchase order from the carrier. Overall, backlog at August 1, 2011 was $16.3 million substantially all of which is expected to be delivered in the third quarter. Based on this backlog, and our current expectations for follow on orders from the Tier 1 carrier in North America, we expect that our the third and fourth quarter revenues and operations will show substantial improvement over the second quarter.

However, we face significant risk in executing on these opportunities, including risks related to supplying product to Tier 1 carriers, the global economy, and our financial position. This is our initial order with this carrier, and we do not have extensive experience acting as an OEM manufacturer to a Tier 1 carrier in the United States. We may incur unanticipated delays or expenses with our United States business. In addition, global economic markets continue to be uncertain. If economic conditions impact customer demand for our products, or our customers’ ability to operate their networks and purchase our products, our results of operations could vary significantly from our expectations. We continue to depend on a number of financing arrangements to procure and deliver our products, including a combination of purchase order financing, terms from our contract manufacturers, and account receivable financing. The loss of any credit source, or any material change in our credit terms could impact our working capital and our ability to produce goods to meet customer orders. See “Liquidity and Capital Resources” and “Risk Factors” below.

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

We generally receive forecasts from our customers, and in turn, place orders with contract manufacturers for near-term production. Based upon our purchase orders and forecasts, our contract manufacturers procure components in amounts intended to meet the near-term demand. Following receipt of our orders, our contract manufacturers generally manufacture our products. We generally sell our products either FCA shipping port, or DDU. When we ship FCA shipping port, title and risk of loss pass when product is received by the customer’s freight forwarder. When we ship DDU title and risk of loss pass when product is received at the customer’s warehouse.

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

Revenue Recognition

Our Revenue Recognition policy calls for us to recognize revenue on sales when ownership and title pass to the customer. We generally sell our products either FCA shipping port, or DDU. When we ship FCA shipping port, title and risk of loss pass when product is received by the customer’s freight forwarder. When we ship DDU title and risk of loss pass when product is received at the customer’s warehouse. Because our sales are characterized by large orders from time to time, the timing of when the revenue is recognized may have a significant impact on results of operations for any given quarter or annual period.

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

($ in thousands)	Three months ended June 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2011		Six months ended June 30, 2010
Revenues	$7,540	100.00%	$11,202	100.00%	$20,177	100.00%	$26,678	100.00%
Cost of goods sold	5,673	75.24	9,154	81.72	15,763	78.12	22,039	82.61

Gross margin	1,867	24.76	2,048	18.28	4,414	21.88	4,639	17.39

Operating expenses:
Research and development	513	6.81	584	5.21	1,005	4.99	1,457	5.46
Selling, general and administrative	1,676	22.23	2,466	22.01	3,941	19.53	5,279	19.79

Total operating expenses	2,189	29.04	3,050	27.22	4,946	24.52	6,736	25.25

Operating loss	(322)	(4.28)	(1,002)	(8.94)	(532)	(2.64)	(2,097)	(7.86)
Other income (expense), net	(365)	(4.84)	(358)	(3.20)	(694)	(3.44)	(670)	(2.51)

Loss before income tax provision	(687)	(9.12)	(1,360)	(12.14)	(1,226)	(6.08)	(2,767)	(10.37)
Income tax provision	—	—	—	—	—	—	—	—

Net loss	$(687)	(9.12)%	$(1,360)	(12.14)%	$(1,226)	(6.08)%	$(2,767)	(10.37)%

Comparison of the Three and Six Months Ended June 30, 2011 to the Three and Six Months Ended June 30, 2010

General

We recorded revenues of $45.4 million in the year ended December 31, 2010 and recorded a net loss of $6.3 million. We experienced poor results in 2010 as the result of the global economic recession and intense price competition. The impact of these factors has been most significant in Latin America where overall revenue numbers have dropped significantly since 2008. In response to these structural changes in our markets, we transitioned our product research and development from primarily internal development based in Korea, to outsourced development based in China to lower the cost of our products. In addition we have focused development efforts on product launches geared for North America. This transition successfully lowered the cost of our products reduced operating expenses, but has not had a significant impact on revenues to date, as the products are still being introduced to our markets. However, we recently received a large purchase order from a Tier 1 carrier in North America for $7.9 million of “wire-line replacement” terminals and expect to deliver these terminals in the third quarter of 2011. The initial purchase order was a stocking order to provide product for the carrier’s retail and distribution channels. The amount and timing of additional orders will depend upon the success of the product’s sales. For the remainder of 2011, we are focused on increasing revenues and gross margin with the full year of sales of our newer lower cost product lines, the launch of our wire-line replacement terminal in North America, and the launch of our 4G product line.

Revenues

For the three months ended June 30, 2011, which we refer to as Q2 2011, revenues were $7.5 million compared to $11.2 million for the three months ended June 30, 2010, which we refer to as Q2 2010, representing a 33% decrease. The decrease in revenues is attributable to decreases in sales across our EMEA, Latin America, and North America sales regions with sales down 30 to 40% in each of these regions.

In Q2 2011, our revenues were derived principally from three customers, which together represented 67% of revenues, and individually represented 27%, 22% and 18% of revenues. In Q2 2010, our revenues were derived principally from three customers, which together represented 74% of revenues, and individually represented 32%, 29% and 13% of revenues. Our revenues for Q2 2011 consisted of 19% for voice products and 81% for data products. For Q2 2010, our revenues consisted of 10% for voice products and 90% for data products.

For the six months ended June 30, 2011, revenues were $20.2 million compared to $26.7 million for the six months ended June 30, 2010, representing a 24% decrease. The decrease in revenues is mainly attributable to decreased sales in the EMEA and Latin America regions which combined went from $24.1 million in the six months ended June 30, 2010 to $17.8 million in the six months ended June 30, 2011.

For the six months ended June 30, 2011, our revenues were derived principally from four customers, which together represented 80% of revenues, and individually represented 27%, 26%, 17% and 10% of revenues. For the six months ended June 30, 2010, our revenues were derived principally from three customers, which together represented 74% of revenues, and individually represented 31%, 26% and 17% of revenues. Our revenues for the six months ended June 30, 2011, consisted of 26% for voice products and 74% for data products. For the six months ended June 30, 2010, our revenues consisted of 33% for voice products and 67% for data products.

Our objective is to expand our product portfolio for fixed wireless phone and broadband access products in the future, as well as to expand our customer base to reach new customers and new regions. As we grow, we expect to become less dependent on a limited concentration of customers. Since late 2010 we have made a concentrated effort to enter the North American market. We have entered into an OEM arrangement with a Tier 1 carrier in North America and have secured an initial purchase order for $7.9 million of our terminal products which are expected to be delivered in the third quarter. We anticipate sales to the carrier will comprise a significant portion of our business for the second half of 2011.

Cost of Goods Sold

For Q2 2011, cost of goods sold was $5.7 million compared to $9.2 million for Q2 2010, a decrease of 38%. For the six months ended June 30, 2011, cost of goods sold was $15.8 million compared to $22.0 million for the six months ended June 30, 2010, a decrease of 28%. The decrease for both periods is primarily attributable to the decreased revenues from the comparative periods. Costs of goods sold also decreased as a result of reductions in the average cost of our products.

We expect to begin larger volume sales of our newly re-engineered products during the remainder of 2011. As a result, we anticipate that costs of goods sold will decline in future quarters as a percentage of revenue as a larger portion of our revenues are attributed to these new lower cost re-engineered products.

Gross Margin

For Q2 2011, gross margin as a percentage of revenues was 25% compared to 18% for Q2 2010. For the six months ended June 30, 2011, gross margin as a percentage of revenues was 22% compared to 17% for the six months ended June 30, 2010. Gross margin had been lower in 2010 as a result of sales of aged inventory at reduced margins to avoid further obsolescence and intense price competition. In addition, gross margin in 2011 benefitted from the sale of inventory sold to us under a auction process at lower costs than we normally experience.

As we continue further into 2011, we do not anticipate significant write-offs and expect that our gross margins will trend towards the mid twenties as a result of our lower inventory levels, the release of our newly re-engineered products and increasing sales in the U.S. market where we have historically generated higher product margins.

Research and Development

For Q2 2011, research and development was $514,000 compared to $584,000 for Q2 2010, a decrease of 12%. As a percentage of revenues, research and development for Q2 2011 increased to 7% from 5% in Q2 2010. For the six months ended June 30, 2011, research and development was $1.0 million, compared to $1.5 million for the six months ended June 30, 2010, a decrease of 31%. As a percentage of revenues, research and development for the first half of 2010 and 2011 were 5%. The decrease in expenses from both periods were mainly attributable to reduced outside engineering service expense. For the three and six months ended June 30, 2010, we incurred $203,000 and $608,000, respectively, for outside engineering service expense to provide legacy product development support needed after the sale of our Axesstel Korea subsidiary in late 2009. This support was completed in the second quarter of 2010, and we have transitioned the support of some of our non-strategic legacy products to an outsourced development model that has allowed us to significantly reduce research and development expenses.

We anticipate that research and development expenses will remain at Q2 2011 levels for the remainder of 2011, with the exception of fluctuating certification and test fees from the launch of new products that we may incur.

Selling, General and Administrative

For Q2 2011, selling, general and administration expenses were $1.7 million compared to $2.5 million for Q2 2010, a decrease of 32%. As a percentage of revenue, selling, general and administration expenses for Q2 2011 and Q2 2010 were 22%. For the six months ended June 30, 2011, selling, general and administration expenses were $3.9 million, compared to $5.3 million for the six months ended June 30, 2010, a decrease of 25%. As a percentage of revenue, selling, general and administration expenses for the six months ended June 30, 2011 and 2010 were 20%. The expense decreases from both periods were mainly attributable to decreased third party sales commissions from our sales to Venezuela, which comprised a substantial portion of our 2010 revenue.

We expect selling, general and administrative expenses to remain stable in 2011, with the exception of fluctuating selling and other operating expenses that vary based on the revenue levels and the customer mix experienced during the year.

Other Income (Expense)

For Q2 2011, other income (expense) was a net expense of $365,000 compared to a net expense of $358,000 for Q2 2010. For the six months ended June 30, 2011, other income (expense) was a net expense of $694,000 compared to a net expense of $670,000 for the six months ended June 30, 2010. The majority of the expense from the comparable periods resulted from interest expense associated from debt and financing activities.

Provision for Income Taxes

No income tax provisions were recorded in the six months ended June 30, 2011 or June 30, 2010. Currently, we have established a full reserve against all deferred tax assets.

Net Loss

For Q2 2011, net loss was $687,000 compared to net loss of $1.4 million for Q2 2010. For the six months ended June 30, 2011, net loss was $1.2 million compared to net income of $2.8 million for the six months ended June 30, 2010.

Liquidity and Capital Resources

Liquidity

At June 30, 2011 cash and cash equivalents were $861,000 compared to $77,000 at December 31, 2010. In addition, at June 30, 2011, accounts receivable were $5.4 million compared to $7.7 million at December 31, 2010. At June 30, 2011 we had negative working capital of $14.2 million, compared to negative working capital of $13.1 million at December 31, 2010. At June 30, 2011, we had bank financings of $6.2 million compared to $7.5 million at December 31, 2010.

For the six month period ended June 30, 2011, we generated $2.2 million of cash from operations which was derived from changes in operating assets and liabilities of $3.0 million offset by the cash net loss of $808,000 (net loss adjusted for depreciation and amortization expense, stock based compensation, receivable and inventory provisions). During the six months ended June 30, 2011, we consumed $5,000 of cash from investing activities, and as of June 30, 2011, we did not have any significant commitments for capital expenditures. Financing activities used $1.3 million of cash during the six months ended June 30, 2011, as cash received from the collections of accounts receivable was used to pay down bank financing.

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

We are currently past due in payments to our principal contract manufacturer. At June 30, 2011 we owed our principal contract manufacturer $10.3 million of which $7.4 million was past due under our open credit terms with this manufacturer. We have entered into an agreement with our principal contract manufacturer where they have agreed to continue to fulfill orders on a purchase order basis, provided that we make payment within three business days of the shipment date for the products. In return, we have agreed to make additional payments in 2011 toward the past due amount with each new invoice payment that we make. For the period from March 1, 2011 to June 30, 2011 we agreed to pay an amount equal to 103.5% of each invoice submitted by the manufacturer. For the period from July 1, 2011 through December 31, 2011 we have agreed to pay an amount equal to 105.5% of each invoice submitted by the manufacturer. All amounts paid will be credited to the oldest outstanding invoice.

We are currently working with new contract manufacturers where we do not have a payment history. Those manufacturers currently require payment of some portion of the purchase price on order, with the balance due on open credit terms or upon shipment. In some instances we are using purchase order financing to provide the capital for those orders. We are evaluating additional manufacturing and financing arrangements to increase our available working capital and to allow us to grow our business without the sale of additional debt or equity securities.

Bank Financing

We have two principal types of bank financing arrangements. We currently maintain accounts receivable credit facilities that permit us to factor, on a recourse basis, certain credit insured accounts receivable. The factors under these facilities have the discretion to accept or reject any individual account receivable for factoring. The factors advance us 80% of the amount of the receivable, and retain the remaining 20% until collection. In some cases, the factors advance us funds upon the receipt of a customer purchase order prior to the product shipment and creation of the receivable. Borrowings for the amount advanced bear interest ranging from 6% to 24% per annum and are secured by a lien on all of our receivables. At June 30, 2011, we had borrowings of $4.7 million under these facilities. We repay the amounts borrowed under these facilities as the underlying accounts receivable are repaid. The lenders have indicated that they will allow us to borrow up to $14.0 million under these facilities, subject to their approval of the underlying account receivable.

In April 2011, we entered into a line of credit with a commercial bank in China. The initial borrowing limit is 10,000,000 Chinese Yuan (equivalent to $1.5 million at June 30, 2011) under this facility. Borrowings under this line bear interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at June 30, 2011. At June 30, 2011, $1.5 million was outstanding under this facility. The term of this line of credit expires on April 1, 2012, unless the credit line is renewed.

In May 2011, we entered into a loan transaction whereby we borrowed $804,000 to purchase inventory under a special auction process. This inventory was purchased and subsequently used in the production of our products. The loan agreement had a 40 day repayment term with a fixed interest payment of $100,000. This loan has been repaid in full.

We are actively seeking to expand the borrowing limit under our line of credit or identify a source for term debt or purchase order financings that would augment our working capital and reduce our dependency on the accounts receivable credit facilities. In addition, we have approached our existing factors and others about expanding the borrowing base or lowering costs on borrowed funds. To date, we have received nonbinding indications of interest for providing funding, subject to the launch of our new product lines and improved operating results over the next few quarters. Except as described above, we do not have any other bank financing or credit facilities currently available to us.

Capital Requirements

If we can grow our business and secure products from our contract manufacturers in sufficient quantities, we believe that we will be able to generate cash from operations and secure bank financing to provide sufficient cash to finance our operations. However, if we fail to generate sufficient product sales, we will not generate sufficient cash to cover our operating expenses.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. At June 30, 2011, we had approximately $861,000 in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at June 30, 2011, as these consisted of securities with maturities of less than three months.

Interest rates for our current bank debt outstanding are based at rates ranging from 6% to 24% per annum. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. A one percent increase in the interest rates that we pay under our bank debt would have resulted in additional interest expense of $17,000 for the three-month period ended June 30, 2011.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2011, the majority of our revenue was generated outside the United States. In addition, most of our products were purchased from manufacturers in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all product purchases from our contract manufacturers were denominated in United States dollars.

We maintain some operations in China and some in Korea for which expenses are paid in the Chinese Yuan and Korean Won. Accordingly, we do have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A one percent increase in the exchange rate for the Chinese Yuan or Korean Won versus the United States Dollar would have resulted in additional expense of $6,000 for the three-month period ended June 30, 2011.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

We incurred a net loss for the year ended December 31, 2010 of $6.3 million and a further net loss for the first six months of 2011 of $1.2 million. At June 30, 2011, we had a stockholders’ deficit of $14.0 million and a working capital deficit of $14.2 million. Achieving and sustaining profitability will require us to increase our revenues, reduce our manufacturing costs and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability and improving our working capital position.

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

A substantial portion of our current backlog relates to sales of our terminal product in the United States and we do not have extensive sales history for this product or with this customer; we may face unanticipated delays, expenses or in connection with fulfilling these orders.

As of June 30, 2011 we had backlog of $7.9 million related to orders that we had received from the supply agent for a Tier 1 carrier in North America. Those orders relate to a terminal product that we developed for the carrier. We recently completed testing and acceptance for that product. Accordingly, a substantial portion of our current backlog is based on sales of a new product, being sold to a new customer.

We face several risks concerning our ability to timely fulfill and book the revenues from that backlog. Our terminal product may have undetected errors or bugs that would require warranty repair or replacement. While the carrier has placed purchase orders with us, the carrier may still defer delivery of product under those orders. If customer acceptance is slower than anticipated, the carrier may delay delivery of some or all of the backlog. We have not previously sold product in the United States in large volumes. In non-United States markets, we have historically experienced low returns and warranty expenses. We may experience greater than anticipated warranty costs, or after-market service expenses in connection with any expanded sales to the United States.

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

Since 2009, we have been behind in payments to our principal contract manufacturer. We entered into a security agreement and standstill agreements pursuant to which the contract manufacturer agreed to continue manufacturing product after we granted the manufacturer a subordinated security interest in the receivables arising from the products that they sell to us, and we agreed to meet certain payment milestones to bring our account within current terms. To date, we have not met all of the payment milestones to the contract manufacturer. We have entered into a subsequent agreement with our principal contract manufacturer where they have agreed to continue to ship product to us despite the “past due” status of our account, provided that we continue to make specified payments against our outstanding balance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Terms with Manufacturers” below. If we fail to make timely payments to our contract manufacturers, they may elect to suspend shipments or refuse our purchase orders, disrupting our ability to supply product to our customers.

We rely on a small number of customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the year ended December 31, 2010, three of our customers and their affiliates accounted for approximately 77% of our revenues; orders from these customers comprised approximately 43%, 17% and 17% of revenues, respectively. For the first six months of 2011 four customers accounted for 80% of our revenues, and individually accounted for 27%, 26%, 17% and 10% of revenues, respectively.

If we lose one or more of our significant customers or if one or more of our significant customers materially scales back its orders and we are unable to replace the sales of our products to other customers, our revenues may decline significantly and our results of operations may be negatively impacted.

We are attempting to develop other geographic markets for our products and services, including other regions in the Americas and EMEA, while still maintaining and expanding our volume of sales to our existing significant customers. Our goal is to develop additional significant customers. We can make no assurance, however, that we will succeed in diversifying our customer base, developing other geographic markets or becoming less reliant on a small number of significant customers. Failure to diversify our customer base subjects us to the increased risk that the loss of a single significant customer could result in a substantial reduction in our revenues and ability to meet our operating expenses.

We have recently transitioned our product development efforts to focus on collaborative design with third parties, and may face additional risks related to our reliance on third party designers and manufacturers.

We began designing our own proprietary fixed wireless phones and other products in 2004. At that time, we established a primary relationship with a single contract manufacturer that manufactured phones, modems and gateways to our product specifications. Beginning in late 2007, we increasingly began to use third party design engineers and manufacturers to collaborate on our product development. These third parties develop and manufacture their own product designs. We review baseline products offered by these manufacturers and develop product specifications to improve the cost or performance of the product or to add features and functions to meet our customers’ unique requirements. In the fourth quarter of 2009, we sold our Korean subsidiary which performed much of our internal product design. We continue to retain a core group of product engineers that manage the development and design of our products, but are now more dependent on third party relationships to complete the implementation of our comprehensive product design.

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

As of December 31, 2010, we had cash and cash equivalents of $77,000 and a working capital deficit of $13.1 million. We incurred a net loss of $6.3 million in 2010, and have incurred net losses in four out of the past five years of operation. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. We incurred a further net loss of $1.2 million during the first six months of 2011. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

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

AXESSTEL, INC.

Date: August 11, 2011	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release issued by Axesstel on August 11, 2011

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.