Form 10-Q
period 2011-09-30
AXESSTEL INC
filed 2011-11-02
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 1, 2011
Common Stock, $0.0001 per share	23,683,482 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2011

-i-

EXPLANATORY NOTE

In this report, unless the context otherwise requires, the terms “Axesstel,” “Company,” “we,” “us,” and “our” refer to Axesstel, Inc., a Nevada corporation, and our wholly owned subsidiary Axesstel Shanghai, Ltd.

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$995,205	$77,099
Accounts receivable, less allowance for doubtful accounts of $700,000 and $930,000 at September 30, 2011 and December 31, 2010, respectively	10,559,549	7,716,953
Inventories, net	1,566,000	1,044,422
Prepayments and other current assets	225,541	535,781

Total current assets	13,346,295	9,374,255

Property and equipment, net	45,247	119,531

Other assets:
Licenses, net	120,000	210,000
Other, net	20,952	46,523

Total other assets	140,952	256,523

Total assets	$13,532,494	$9,750,309

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,690,689	$10,792,595
Bank financings	7,608,092	7,487,274
Accrued commissions	481,000	870,000
Accrued royalties	1,446,000	1,311,000
Accrued warranties	508,920	350,000
Other accrued expenses and current liabilities	1,474,753	1,703,516

Total current liabilities	26,209,454	22,514,385

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 23,683,482 shares issued and outstanding at September 30, 2011 and December 31, 2010	2,368	2,368
Additional paid-in capital	40,024,249	39,952,249
Accumulated other comprehensive loss	(88,600)	(23,100)
Accumulated deficit	(52,614,977)	(52,695,593)

Total stockholders’ deficit	(12,676,960)	(12,764,076)

Total liabilities and stockholders’ deficit	$13,532,494	$9,750,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues	$17,061,864	$9,079,429	$37,238,780	$35,757,792
Cost of goods sold	12,887,546	7,460,367	28,650,467	29,500,036

Gross margin	4,174,318	1,619,062	8,588,313	6,257,756

Operating expenses
Research and development	512,601	460,457	1,518,241	1,916,910
Selling, general and administrative	1,932,994	2,161,184	5,873,667	7,440,624

Total operating expenses	2,445,595	2,621,641	7,391,908	9,357,534

Operating income (loss)	1,728,723	(1,002,579)	1,196,405	(3,099,778)

Other income (expense)
Interest expense, net	(422,090)	(271,926)	(1,115,789)	(941,812)
Other, net	0	150,000	0	149,867

Total other income (expense)	(422,090)	(121,926)	(1,115,789)	(791,945)

Income (loss) before income tax provision	1,306,633	(1,124,505)	80,616	(3,891,723)
Income tax provision	0	0	0	0

Net income (loss)	$1,306,633	$(1,124,505)	$80,616	$(3,891,723)

Earnings (loss) per share
Basic	$0.06	$(0.05)	$0.00	$(0.17)

Diluted	$0.05	$(0.05)	$0.00	$(0.17)

Weighted average shares outstanding
Basic	23,683,482	23,683,482	23,683,482	23,544,607
Diluted	24,446,491	23,683,482	23,948,022	23,544,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Cash flows from operating activities:
Net income (loss)	$80,616	$(3,891,723)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	173,629	561,331
Gain on sale of asset	0	(150,000)
Stock-based compensation	72,000	160,245
Provision for losses on receivables	(48,770)	697,740
Provision for inventory obsolescence	243,750	378,000
(Increase) decrease in:
Accounts receivable	(2,793,826)	1,952,187
Inventories	(765,328)	1,086,388
Prepayments and other current assets	310,240	164,456
Other assets	25,571	(52,150)
Increase (decrease) in:
Accounts payable	3,898,094	(1,399,168)
Other accrued expenses and current liabilities	(323,843)	(1,502,463)

Total adjustments	791,517	1,896,566

Net cash provided by (used in) operating activities	872,133	(1,995,157)

Cash flows from investing activities:
Proceeds from sale of asset	0	150,000
Acquisition of property and equipment	(9,345)	(18,534)

Net cash provided by (used in) investing activities	(9,345)	131,466

Cash flows from financing activities:
Net proceeds of bank financings	120,818	1,373,229

Net cash provided by financing activities	120,818	1,373,229

Cumulative translation adjustment	(65,500)	(23,514)

Net increase (decrease) in cash and cash equivalents	918,106	(513,976)
Cash and cash equivalents at beginning of year	77,099	602,106

Cash and cash equivalents at end of period	$995,205	$88,130

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,129,479	$963,701
Income tax	$36,757	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXESSTEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Axesstel, Inc., a Nevada corporation, and its wholly-owned subsidiary (“Axesstel,” “us,” “our,” “we,” or the “Company”), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

2. LIQUIDITY AND GOING CONCERN

We have experienced significant net losses to date from operations. At September 30, 2011, we had cash and cash equivalents of $995,000, negative working capital of $12.9 million, and stockholders’ deficit of $12.7 million.

We incurred losses in 2009 and 2010 which reduced our working capital position from $241,000 at December 31, 2008 to a deficit of $12.9 million at September 30, 2011. While we generated net income in the period ended September 30, 2011 and improved our working capital position slightly, because of our limited cash position, any reduction in cash flow from operations could have a significant impact on our ability to fund operations.

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

We currently maintain accounts receivable credit facilities that permit us to factor, on a limited recourse basis, certain credit insured accounts receivable. The lenders have the discretion to accept or reject any individual account receivable for factoring. For accepted accounts, the lenders advance us 80% of the amount of the receivable. The amounts advanced bear interest at rates ranging from 7% to 28% per annum and are secured by a lien on all of our receivables. We repay the amounts borrowed under the facilities as the underlying accounts receivable are paid. At September 30, 2011, we had borrowings of $6.0 million under these credit facilities. The lenders have indicated that they will allow us to borrow up to $14.0 million under these facilities, subject to their approval of the underlying account receivable.

In April 2011, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at September 30, 2011). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at September 30, 2011.

We regularly maintain communication with a number of lenders and anticipate that we will be able to continue to secure financing in the upcoming quarters. If, however, we cannot secure our customer’s payment obligations to us through letters of credit, credit insurance or other collateral, we may not be able to accept orders which could cause our revenues and results from operations to decline.

In addition to credit facilities, we have relied on open credit terms with our manufacturing partners to fund our operating requirements. At September 30, 2011, we owed one of our contract manufacturers $8.8 million, of which $6.2 million was past due under the terms of our credit arrangement with that manufacturer. We have entered into an agreement with this contract manufacturer where it has agreed to continue to fulfill orders on a purchase order basis, provided that we make payment within three business days of the shipment date for the products. In return, we have agreed to make additional payments in 2011 toward the past due amount with each new invoice payment that we make to that manufacturer. For the period from March 1, 2011 to June 30, 2011 we paid an amount equal to 103.5% of each invoice submitted by the manufacturer. For the period from July 1, 2011 through December 31, 2011 we have agreed to pay an amount equal to 105.5% of each invoice submitted by the manufacturer. The amounts that we pay are being applied to our oldest outstanding payment obligation. A change in open credit terms from this contract manufacturer, or any change in credit terms from our other contract manufacturers, could disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

We are also working with contract manufacturers where we do not have a substantial payment history. Those manufacturers currently require payment of some portion of the purchase price upon order, with the balance due on open credit terms or upon shipment. In some instances we are using purchase order financing to provide the capital for those orders. We are evaluating additional manufacturing and financing arrangements to increase our available working capital and to allow us to grow our business without the sale of additional debt or equity securities.

If we can grow our business and secure products from our contract manufacturers in sufficient quantities, we believe that we will be able to generate cash from operations and will be able to secure accounts receivable and other financing to provide sufficient cash to finance our operations. However, if we fail to generate sufficient product sales, we will not generate sufficient cash to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing. The recent worldwide financial crisis has decreased the number of commercial banking institutions that are willing to extend credit on foreign based receivables. In addition, the number of investment funds committing capital to microcap issuers has decreased, while pricing for financings of both debt and equity has increased.

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

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the assets, liabilities and operating results of Axesstel and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations from our foreign customers are typically secured either by letters of credit or by credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At September 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $700,000 and $930,000, respectively.

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

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets, such as fixed assets, licenses, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification, (“FASB ASC”) 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment cost as a charge to operations at the time it is identified.

FASB ASC 350-30, “General Intangibles Other Than Goodwill”, requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. FASB ASC 350-30 requires other indefinite-lived assets to be tested for impairment at least on an annual basis and more often under certain circumstances, and written down by a charge to operations when impaired. An interim impairment test is required if an event occurs or conditions change that would indicate that the carrying value of the assets may not be recoverable.

During the nine months ended September 30, 2011 and 2010, we determined that there was no impairment to long-lived assets.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of our accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. We generally sell our products either FCA (Free Carrier) shipping port, or DDU (Delivery Duty Unpaid). When we ship FCA shipping port, title and risk of loss pass when product is received by the customer’s freight forwarder. When we ship DDU, title and risk of loss pass when product is received at the customer’s warehouse. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At September 30, 2011 and December 31, 2010, there was no allowance for sales returns.

Warranty Costs

All products are inspected for quality prior to shipment and we have historically experienced a minimal level of defective units.

Our standard terms of sale provide a limited warranty, generally for a period of one to two years from date of purchase or initialization of the product. We establish warranty reserves based on management’s estimates of anticipated service and replacement costs over the term of outstanding warranties for any given period.

On some orders we provide warranty replacement units equal to one or two percent of the total units ordered. We may provide these units in addition to or in lieu of our limited warranty. If replacement units are provided in addition to our limited warranty, then our warranty covers claims in excess of the warranty replacement units. The costs related to these warranty replacement units are included in cost of goods sold at the time that the revenue for the shipment is recognized.

In some countries we contract with third parties in the region to operate service centers providing after-market and warranty support to our customers. The costs that we incur related to these service centers are recorded to cost of goods sold when revenue is recognized.

During the nine months ended September 30, 2011 and 2010, warranty costs amounted to $326,000 and $108,000, respectively. At September 30, 2011 and December 31, 2010, we have established a warranty reserve of $509,000 and $350,000, respectively, to cover additional service costs over the life of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations include stock-based compensation costs. The following is a summary of stock-based compensation costs, by income statement classification:

	Three Months ended		Nine Months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Research and development	$2,000	$4,000	$9,000	$12,000
Selling, general and administrative	19,000	27,000	63,000	148,000

Total	21,000	31,000	72,000	160,000
Tax effect on share-based compensation	0	0	0	0

Net effect on net income (loss)	$21,000	$31,000	$72,000	$160,000

Effect on earnings (loss) per share:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01

Valuation of Stock Option Awards

We have one stock option plan under which stock options are granted to our employees and directors. During the nine months ended September 30, 2011, we granted to certain of our employees and a non-executive director options to purchase an aggregate of 480,000 shares of our common stock at exercise prices ranging from $0.07 to $0.14 per share. During the nine months ended September 30, 2010, we granted to certain of our employees options to purchase 980,000 shares of our common stock at exercise prices ranging from $0.10 to $0.13 per share and issued 227,250 shares of our common stock to our non-executive directors as part of their annual compensation package at a fair value of $0.11 per share. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years. Options granted to our non-employee directors generally vest over one year, and options granted to employees vest over three years.

Income Taxes

We account for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At September 30, 2011 and 2010, we have no unrecognized tax benefits.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. For the three months ended September 30, 2011 and 2010, 2,685,798 and 3,450,558 potentially dilutive securities are excluded from the computation because they are anti-dilutive. For the nine months ended September 30, 2011 and 2010, 3,184,267 and 3,450,558 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerator:
Net income (loss)	$1,306,633	$(1,124,505)	$80,616	$(3,891,723)

Denominator:
Basic earnings (loss) per share—weighted average shares	23,683,482	23,683,482	23,683,482	23,544,607
Effect of dilutive securities:
Stock options and warrants	763,009	0	264,540	0

Diluted earings (loss) per share—adjusted weighted average shares	24,446,491	23,683,482	23,948,022	23,544,607

Basic earnings (loss) per share	$0.06	$(0.05)	$0.00	$(0.17)

Diluted earnings (loss) per share	$0.05	$(0.05)	$0.00	$(0.17)

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

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income (loss)	$1,306,633	$(1,124,505)	$80,616	$(3,891,723)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,653	(25,003)	(65,500)	(23,514)

Comprehensive income (loss)	$1,308,286	$(1,149,508)	$15,116	$(3,915,237)

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

During the nine months ended September 30, 2011, 72% of our revenues were from four customers, which accounted for 22%, 21%, 19% and 10% of revenues, respectively. These customers were located in the United States, Scandinavia, Poland and Venezuela, respectively. At September 30, 2011, the amounts due from such customers were $4.7 million, $1.0 million, $2.6 million and $43,000, respectively, which were included in accounts receivable and the majority of which is secured by either letters of credit or credit insurance. During the nine months ended September 30, 2011, we purchased the majority of our products from two manufacturers. At September 30, 2011, the amounts due to these manufacturers were $8.8 million and $1.8 million.

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

As of September 30, 2011, we maintained inventory of $1.6 million in China. In addition, the majority of our $10.6 million of accounts receivable at September 30, 2011 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $897,000 and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

4. INVENTORIES

Inventories consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$314,942	$18,084
Finished goods	2,671,058	2,326,338

	2,986,000	2,344,422
Reserves for excess and obsolete inventories	(1,420,000)	(1,300,000)

	$1,566,000	$1,044,422

5. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 30, 2011	December 31, 2010
Prepaid insurance	$36,099	$127,738
Prepaid taxes	24,810	0
Prepaid tooling	8,690	19,345
Supplier advances	105,358	316,240
Other	50,584	72,458

	$225,541	$535,781

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2011	December 31, 2010
Machinery and equipment	$317,923	$317,923
Office furniture and equipment	246,153	473,686
Software	2,916,002	2,916,002
Leasehold improvements	0	30,085

	3,480,078	3,737,696
Accumulated depreciation and amortization	(3,434,831)	(3,618,165)

	$45,247	$119,531

7. LICENSES

We have entered into Subscriber Unit License Agreements pursuant to which we obtained non-exclusive licenses of CDMA (Code Division Multiple Access) and WCDMA (Wideband Code Division Multiple Access) technologies, which have enabled us to manufacture and sell certain fixed wireless products and to purchase certain components and equipment from time to time. The license fees capitalized under these agreements were $3,500,000. We have additionally entered into a License Agreement which has enabled us to incorporate VoIP (Voice over Internet Protocol) applications into certain products. The license fee capitalized under this agreement was $40,000.

All of our licenses have no fixed termination dates and we have assigned estimated lives ranging from two to ten years. The licenses consisted of the following:

	September 30, 2011	December 31, 2010
Licenses	$3,540,000	$3,540,000
Accumulated amortization	(3,420,000)	(3,330,000)

	$120,000	$210,000

Amortization expense related to these licenses amounted to $30,000 and $110,000 for the three months ended September 30, 2011, and 2010, respectively. Amortization expense related to these licenses amounted to $90,000 and $329,000 for the nine months ended September 30, 2011 and 2010, respectively. Estimated future amortization expense related to licenses at September 30, 2011 is as follows:

Amount
2011	$30,000
2012	90,000

Total	$120,000

8. BANK FINANCINGS

As of September 30, 2011 and December 31, 2010, we had outstanding loans of $7.6 million and $7.5 million, respectively. We currently have two active types of bank financing arrangements—accounts receivable financings and a line of credit. In addition, we entered into a short-term loan agreement to purchase inventory during the second quarter of 2011 which has since been repaid.

Our principal credit arrangements provide factoring for certain credit insured accounts receivable and are collateralized by all of our accounts receivable. The factors, in their sole discretion, determine whether or not they will accept each receivable based upon the credit risk of each individual receivable or account. Once a receivable is approved, we sell the receivable to these factors on a limited recourse basis. The factors advance us 80% of the amount of the receivable. In some cases, the factors advance us funds upon the receipt of a customer purchase order prior to the product shipment and creation of the receivable. The factors charge us interest at rates ranging from 7% to 28% per annum on the amount advanced and withhold the interest from the final payment to us on collection. In the event of a commercial dispute on the receivable, the factors have the right to demand that we repurchase the receivable and refund any advances to these factors. During the nine months ended September 30, 2011, the factors purchased $21.4 million of gross receivables. Since the factors acquire the receivables with recourse, we record the gross receivables and record a liability to the factors for funds advanced to us from these factors. At September 30, 2011, accounts receivable included $7.7 million of gross factored receivables of which $6.0 million was owed to the factors and recorded as bank financings.

In April 2011, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at September 30, 2011). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at September 30, 2011.

In May 2011, we entered into a loan transaction whereby we borrowed $804,000 to purchase inventory under a special auction process. This inventory was purchased and subsequently used in the production of our products. The loan agreement had a 40 day repayment term with a fixed interest payment of $100,000. This loan was repaid in June 2011.

9. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following:

	September 30, 2011	December 31, 2010
Customer advances	$67,443	$335,348
Accrued payroll, taxes and benefits	384,027	270,980
Accrued foreign sales tax	282,400	557,000
Accrued freight	50,000	50,000
Accrued interest	109,535	123,223
Accrued legal and professional fees	100,000	100,000
Accrued marketing expenses	158,920	0
Accrued operating expenses	322,428	266,965

	$1,474,753	$1,703,516

10. SEGMENT INFORMATION

We operate and track our results in one operating segment. We track revenues and assets by geographic region and product line, but do not manage operations by region.

Revenues by geographic region based on customer locations were as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues
Asia	$0	$72,485	$192,988	$160,935
EMEA	7,459,600	6,653,489	20,985,017	22,729,614
Latin America	914,810	1,154,430	5,224,565	9,144,416
North America (United States and Canada)	8,687,454	1,199,025	10,836,210	3,722,827

Total revenues	$17,061,864	$9,079,429	$37,238,780	$35,757,792

Our voice product line consists of fixed wireless phones and voice/data terminals. Our data product line consists of 3G and 4G broadband modems and gateway devices. Revenues by product line were as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues
Voice Products	$9,546,658	$1,351,139	$14,782,734	$10,208,289
Data Products	7,515,206	7,728,290	22,456,046	25,549,503

Total revenues	$17,061,864	$9,079,429	$37,238,780	$35,757,792

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

We lease additional commercial properties in China and Korea for our operations and research and development teams. The China facility is approximately 1,200 square feet and the lease term is based on an annual agreement. The Korea facility is 900 square feet and the lease term is based on an annual agreement. The average base monthly rent is $3,000 during the lease periods for both of these two facilities.

Future estimated lease payments are as follows:

Year Ending December 31,	Total Amount
2011	$28,000
2012	111,000
2013	100,000
2014	33,000

$272,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the three and nine months ended September 30, 2011 amounted to $28,000, and $119,000, respectively. Rent expense incurred for short-term and long-term obligations for the three and nine months ended September 30, 2010 amounted to $117,000, and $333,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause as of September 30, 2011, the severance expense due would be $802,000, plus payments equal to twelve months of continuing healthcare coverage under COBRA.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At September 30, 2011, we were not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 29, 2011.

Overview

We provide fixed wireless voice and broadband access solutions for the worldwide telecommunications market. Our product portfolio includes fixed wireless phones, voice/data terminals, 3G and 4G broadband modems and gateway devices for access to voice calling and high-speed data services.

Our products have similar functionality to phones and modems that use traditional landline telecommunications networks; however, our products are wireless and can be substituted for wired phones and modems. Our products are based on CDMA (Code Division Multiple Access), GSM (Global System for Mobile Communications), GPRS (General Packet Radio Service), WCDMA (Wideband Code Division Multiple Access), and HSPA (High-Speed Packet Access) technologies. We provide a variety of telephone products, but have increased our focus on the development of data products, including 3G and 4G broadband modems and gateway devices, which now represent the majority of our overall revenues.

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

Recent Developments

We have spent the last two years transitioning our business to address challenges imposed by the global economic recession and increased competition from large competitors based in China. The global economic recession has caused telecommunications operators to delay the rollout of new network infrastructure and consumers to slow their spending on network and telephone equipment. In addition, larger competitors out of China have capitalized on the tight economic climate to aggressively reduce prices and increase market share. The combination of these factors significantly impacted our business, pushing revenues from $109.6 million in 2008 to $50.8 million in 2009 and $45.4 million in 2010. A significant portion of the decline related to the loss of business in the Latin American region where the economic recession and price competition pushed revenues from $64.9 million in 2008 to $15.5 million in 2009 and $9.2 million in 2010. This decline has continued into 2011 as revenues from Latin America for the nine months ended September 30, 2011 were $5.2 million as compared to $9.1 million for the nine months ended September 30, 2010.

To address these challenges, we undertook a program to re-design our products to be more price competitive, increase sales in markets that support better margins, and aggressively reduce operating costs. These initiatives produced results in the third quarter of 2011, where we recorded the highest net income for any quarter in our history.

Our industry is characterized by price pressure and declining average selling prices year over year. This trend accelerated in 2009 and 2010. In an effort to reduce our costs of goods and maintain more competitive product pricing, we established an operating subsidiary in China in the beginning of 2010 to manage our supply chain and manufacturing operations. Through that entity, we established relationships with contract manufacturers that assisted us in the development of a re-engineered product line. These redesigned products use the same Axesstel design, interface and functionality as our traditional products, but are manufactured at substantial discounts to our previous pricing. We began delivering our lower cost products to network operators late in 2010.

We also took steps during 2009 and 2010 to introduce our products into carriers in the North American market. During 2010 we were approached by a Tier 1 carrier in the United States to design an OEM version of our terminal product that could be sold as part of a “wire-line replacement” strategy. The terminal acts as a gateway in the home where conventional handsets and wireless handsets can be plugged into the wireless terminal, as opposed to connecting to the fixed line provided by the local telephone operator. Under our arrangement with the carrier, we are manufacturing the terminal to the carrier’s specifications and the terminal is sold under the carrier’s name. We generated our first significant revenues from our wire-line replacement terminals in the third quarter of 2011, receiving orders and completing sales of $7.9 million. The initial purchase orders have been stocking orders to provide product for the carrier’s retail and distribution channels. The amount and timing of additional orders will depend upon the success of the product’s sales.

Revenues for the first nine months of 2011 were $37.2 million, an increase of 4% over the same period last year. The increased revenue experienced in the first nine months of 2011, as compared to the first nine months of 2010, was mainly attributable to the launch of our wire-line replacement terminals in the North America offset by decreased demand in Latin America and EMEA. Revenues by geographic region based on customer locations were as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues
Asia	$0	$72,485	$192,988	$160,935
EMEA	7,459,600	6,653,489	20,985,017	22,729,614
Latin America	914,810	1,154,430	5,224,565	9,144,416
North America (United States and Canada)	8,687,454	1,199,025	10,836,210	3,722,827

Total revenues	$17,061,864	$9,079,429	$37,238,780	$35,757,792

Gross margin as a percentage of revenues improved to 23% for the nine months ended September 30, 2011, from 18% for the nine months ended September 30, 2010. Gross margin improved as a result of a change in customer mix, as we generated a larger portion of our revenues in North America and other markets where we typically experience higher sales prices. In addition, gross margin had been lower in 2010 as a result of sales of aged inventory at reduced margins to avoid further obsolescence. For the balance of 2011, we expect that our gross margins will continue in the low to mid-twenties based on continued sales of our re-engineered products and sales of our wire-line replacement terminals in North America.

We have aggressively reduced our operating expenses at all levels, including restructuring selling, general and administrative headcount, reductions in real property leases and transitioning our research and development model to use of contract manufacturers to assist in product development and design. Our operating expenditures are at their lowest levels in over five years. Research and development expenses for the nine months ended September 30, 2011 were $1.5 million compared to $1.9 million for the same period in 2010 and selling, general and administrative expenses were $5.9 million compared to $7.4 million for the same period last year.

The third quarter of 2011 was the most profitable quarter in our history. Through a combination of increased revenues from sales of our wire-line replacement terminals in North America, and tight control over operating expenses, we generated net income of $1.3 million for the quarter and brought our year to date results to a net income of $81,000 for the nine months ended September 30, 2011.

At September 30, 2011, we had cash and cash equivalents of $995,000 and negative working capital of $12.9 million. The net income we generated in the third quarter is beginning to improve our capital position. Nonetheless, we do not currently have significant cash reserves or credit facilities available to us. If we were to incur operating losses, we may not generate sufficient capital to fund our operations. In addition, we rely on a combination of open credit terms from our manufacturers and the ability to finance our accounts receivable to minimize our working capital requirements. If our contract manufacturers restrict our credit terms or we are unable to secure financing for our accounts receivables on terms acceptable to us, it would have a significant impact on our ability to fund our operations.

Outlook

In order to achieve profitability under our current business model, we need to reach revenues of approximately $50 to $60 million annually with gross margins in the low to mid twenty percent range.

At October 15, 2011 we had backlog of $17.6 million, substantially all of which is expected to be delivered in the fourth quarter. If we are able to fulfill our backlog for the fourth quarter, we expect to be profitable and generate cash flow in the quarter and for the year.

The results we generated for the third quarter and our expectations for the fourth quarter are the culmination of a long transition period. While we have been successful in retaining our business in certain of our core markets and are developing an emerging North American presence, we face significant risk in executing on these opportunities, including risks related to the wire-line replacement terminal program, the global economy and our financial position. See “Liquidity and Capital Resources” and “Risk Factors” below.

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

All of our sales are based on purchase orders or other short-term arrangements. We negotiate the pricing of our products based on the quantity and the length of the time for which deliveries are to be made. For orders involving a significant number of units, or which involve deliveries over a long period of time, we typically receive rolling forecasts or a predetermined quantity for a fixed period of time from our customers, which in turn allows us to forecast internal volume and component requirements for manufacturing. In order to minimize our collection risks, we attempt to sell to our international customers under guaranteed letters of credit or open terms secured by credit insurance. At times, we extend credit based on evaluation of the customer’s financial condition. To date, the vast majority of our product sales have been to customers outside of the United States. In order to minimize foreign exchange risk, we have made all sales to date in United States dollars.

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

Cost of Goods Sold

Cost of goods sold consists of direct materials, cost of purchased finished goods, freight expense, warranty expense, royalty fees, and the cost of obsolete inventory. Prices for fixed wireless products have declined since we entered into this business. We believe that this trend of eroding average selling prices will continue for the foreseeable future and our ability to sell our products at competitive prices and maintain profitability will depend in part on our ability to continue to reduce cost of goods sold. We have reduced cost of goods sold through the following initiatives: outsourcing manufacturing to larger contract manufacturers who can achieve economies of scale; increasing our purchasing power through increased volume; using standardized parts across our product lines; contracting with manufacturing partners in low cost regions; and engineering our products with new technologies and expertise to decrease the number of components.

Research and Development

Research and development expenses consist primarily of salaries and related expenses for engineering personnel, facility expenses, employee travel, fees for outside service providers, prototype development, test fees and depreciation of developmental test equipment for software, mechanical and hardware product development. We expense research and development costs as they are incurred.

We focus our internal research and development on data and wire-line replacement products, seeking areas where product differentiation will provide value to our customers and provide protection on pricing. Since late 2007, we have undertaken more outsourcing of our product development efforts. Our agreements with third party developers generally provide for one of two types of payments. In some agreements we pay a non-recurring engineering fee for the development services against performance of specified milestones. Under these agreements, we expense the non-recurring engineering fee to research and development expense as it is incurred. In some contractual arrangements we pay a royalty to the third party developer. This may be in addition to, or in lieu of, any non-recurring engineering fee. In these cases, the royalty payments are charged to cost of goods sold in the period in which the revenue from the sale of the product is recognized.

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

Warranty Costs

Our standard terms of sale provide a limited warranty, generally for a period of one to two years from purchase or initialization of the product. We establish a warranty reserve based on management’s estimates of anticipated service and replacement costs over the term of outstanding warranties. Management’s estimates are based on historical warranty experience. However, we frequently introduce new products to the market. In addition, our products are purchased from third party design and manufacturing firms, or are comprised of components acquired from third party suppliers, which are manufactured and assembled to our specifications by contract manufacturers. As a result, we may have limited experience from which to establish an estimate for an applicable warranty reserve for a specific product. Any significant change in warranty expense may have a substantial impact on our results of operations.

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

Comparison of the Three and Nine Months Ended September 30, 2011 to the Three and Nine Months Ended September 30, 2010

The following table sets forth, for the periods indicated, the unaudited condensed consolidated statements of operations data (in thousands) and the percentages of total revenues thereto.

($ in thousands)	Three months ended September 30, 2011		Three months ended September 30, 2010		Nine months ended September 30, 2011		Nine months ended September 30, 2010
Revenues	$17,062	100.00%	$9,079	100.00%	$37,239	100.00%	$35,758	100.00%
Cost of goods sold	12,888	75.53	7,460	82.17	28,650	76.94	29,500	82.50

Gross margin	4,174	24.47	1,619	17.83	8,589	23.06	6,258	17.50

Operating expenses:
Research and development	513	3.00	461	5.07	1,518	4.08	1,917	5.36
Selling, general and administrative	1,932	11.33	2,161	23.80	5,874	15.77	7,441	20.81

Total operating expenses	2,445	14.33	2,622	28.87	7,392	19.85	9,358	26.17

Operating income (loss)	1,729	10.14	(1,003)	(11.04)	1,197	3.21	(3,100)	(8.67)
Other income (expense), net	(422)	(2.48)	(122)	(1.34)	(1,116)	(2.99)	(792)	(2.21)

Income (loss) before income taxes	1,307	7.66	(1,125)	(12.38)	81	0.22	(3,892)	(10.88)
Income tax provision	—	—	—	—	—	—	—	—

Net income (loss)	$1,307	7.66%	$(1,125)	(12.38)%	$81	0.22%	$(3,892)	(10.88)%

General

We recorded revenues of $45.4 million in the year ended December 31, 2010 and recorded a net loss of $6.3 million. We experienced poor results in 2010 as the result of the global economic recession and intense price competition. The impact of these factors has been most significant in Latin America where overall revenue numbers have dropped significantly since 2008.

In response to these structural changes in our markets, we have focused our efforts on making our products more price competitive, reducing our operating expenses and expanding into markets where we can achieve better gross margins. We transitioned our product research and development from primarily internal development based in Korea, to outsourced development based in China to lower the cost of our products and reduce research and development expenses. We restructured our selling, general and administrative teams and also undertook a stringent cost reduction program to reduce other operating expenses. Finally, we have focused development efforts on product launches geared for North America.

This transition has successfully lowered the cost of our products, reduced operating expenses, and we have begun deliveries of our wire-line replacement” terminals to a Tier 1 carrier in North America in the third quarter of 2011. The result was a profitable quarter for the three months ended September 30, 2011 and profitable operations for the nine months ended September 30, 2011. The success of the third quarter was driven by sales of our wire-line replacement terminals into a Tier 1 carrier in North America. Those orders were stocking orders to provide product for the carrier’s retail and distribution channels. The amount and timing of additional orders will depend upon the success of the product’s sales. For the remainder of 2011, we are focused on continuing sales of our new lower cost product lines and the wire-line replacement terminal in North America, and completing the development of our 4G product line.

Revenues

For the three months ended September 30, 2011, which we refer to as Q3 2011, revenues were $17.1 million compared to $9.1 million for the three months ended September 30, 2010, which we refer to as Q3 2010, representing a 88% increase. The increase in revenues is mainly attributable to the roll-out of our wire-line replacement terminals in North America which accounted for $7.9 million of our revenues during the period.

In Q3 2011, our revenues were derived principally from four customers, which together represented 90% of revenues, and individually represented 47%, 16%, 16%, and 11% of revenues, respectively. Our revenues for Q3 2011 consisted of 56% for voice products and 44% for data products. In Q3 2010, our revenues were derived principally from three customers, which together represented 74% of revenues, and individually represented 39%, 22% and 13% of revenues, respectively. Our revenues for Q3 2010 consisted of 15% for voice products and 85% for data products.

For the nine months ended September 30, 2011, revenues were $37.2 million compared to $35.8 million for the nine months ended September 30, 2010, representing a 4% increase. The increase in revenues is mainly attributable to increased revenues from North America offset by decreased revenues from EMEA and Latin America.

For the nine months ended September 30, 2011, our revenues were derived principally from four customers, which together represented 72% of revenues, and individually represented 22%, 21%, 19% and 10% of revenues, respectively. Our revenues for the nine months ended September 30, 2011, consisted of 40% for voice products and 60% for data products. For the nine months ended September 30, 2010, our revenues were derived principally from three customers, which together represented 73% of revenues, and individually represented 33%, 22% and 18% of revenues, respectively. Our revenues for the nine months ended September 30, 2010, consisted of 29% for voice products and 71% for data products.

A substantial portion of our revenues in Q3 2011 resulted from an OEM arrangement with a Tier 1 carrier in North America. We have secured additional purchase orders from this carrier for product to be delivered in the fourth quarter of 2011. We anticipate sales to the carrier will comprise a significant portion of our business for the remainder of 2011 and continuing into 2012.

Cost of Goods Sold

For Q3 2011, cost of goods sold was $12.9 million compared to $7.5 million for Q3 2010, an increase of 73%. This increase is mainly attributable to the 88% increase of revenues from the comparative periods. For the nine months ended September 30, 2011, cost of goods sold was $28.7 million compared to $29.5 million for the nine months ended September 30, 2010, a decrease of 3%. Despite increased revenues in the nine months ended September 30, 2011 compared to 2010, cost of goods sold for the period decreased due to the reductions in the average cost of our products.

Gross Margin

For Q3 2011, gross margin as a percentage of revenues was 24% compared to 18% for Q3 2010. For the nine months ended September 30, 2011, gross margin as a percentage of revenues was 23% compared to 18% for the nine months ended September 30, 2010. Gross margin was negatively affected in 2010 as a result of sales of aged inventory at low margins to avoid further obsolescence and as a result of intense price competition.

For the balance of 2011, we expect that our gross margins will continue in the low to mid twenties as a result of the release of our newly re-engineered products, increasing sales in the U.S. market where we have historically generated higher product margins, and anticipation of no significant inventory write-offs.

Research and Development

For Q3 2011, research and development was $513,000 compared to $460,000 for Q3 2010, an increase of 11%. As a percentage of revenues, research and development for Q3 2011 decreased to 3% from 5% in Q3 2010. For the nine months ended September 30, 2011, research and development was $1.5 million, compared to $1.9 million for the nine months ended September 30, 2010, a decrease of 21%. As a percentage of revenues, research and development for the first nine months of 2011 were 4% compared to 5% for the first nine months of 2010. The decrease in expenses for the nine months ended September 30, 2011 compared to 2010 was mainly attributable to reduced outside engineering service expense. We incurred $608,000 for outside engineering service expense during the nine months ended September 30, 2010 to provide legacy product development support needed after the sale of our Axesstel Korea subsidiary in late 2009. This support was completed in the second quarter of 2010, and we have transitioned the support of some of our non-strategic legacy products to an outsourced development model that has allowed us to significantly reduce research and development expenses.

We anticipate that research and development expenses will remain at Q3 2011 levels for the remainder of 2011, with the exception of fluctuating certification and test fees from the launch of new products that we may incur.

Selling, General and Administrative

For Q3 2011, selling, general and administration expenses were $1.9 million compared to $2.2 million for Q3 2010, a decrease of 11%. This decrease is mainly attributable to decreased bad debt expenses and lower amortization and depreciation cost from the comparative periods. As a percentage of revenue, selling, general and administration expenses for Q3 2011 were 11% compared to 24% for Q3 2010.

For the nine months ended September 30, 2011, selling, general and administration expenses were $5.9 million compared to $7.4 million for the nine months ended September 30, 2010, a decrease of 21%. This decrease is mainly attributable to decreased bad debt expenses, decreased third party sales commissions, and lower amortization and depreciation cost from the comparative periods. As a percentage of revenue, selling, general and administration expenses for the nine months ended September 30, 2011 were 16% compared to 21% for the nine months ended September 30, 2010.

We expect selling, general and administrative expenses to remain stable for the remainder of 2011, with the exception of fluctuating selling and other operating expenses that vary based on the revenue levels and the customer mix experienced during the year.

Other Income (Expense)

For Q3 2011, other income (expense) was a net expense of $422,000 compared to a net expense of $122,000 for Q3 2010. For the nine months ended September 30, 2011, other income (expense) was a net expense of $1.1 million compared to a net expense of $792,000 for the nine months ended September 30, 2010. The majority of the expense during each period resulted from interest expense associated with debt and financing activities. For the three and nine months ended September 30, 2010, other income (expense) also included other income of $150,000 from a gain on sale of a patent.

Provision for Income Taxes

No income tax provisions were recorded in the nine months ended September 30, 2011 or September 30, 2010. Currently, we have established a full reserve against all deferred tax assets.

Net Income (Loss)

For Q3 2011, net income was $1.3 million compared to a net loss of $1.1 million for Q3 2010. For the nine months ended September 30, 2011, net income was $81,000 compared to a net loss of $3.9 million for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Liquidity

At September 30, 2011, cash and cash equivalents were $995,000 compared to $77,000 at December 31, 2010. In addition, at September 30, 2011, accounts receivable were $10.6 million compared to $7.7 million at December 31, 2010. At September 30, 2011, we had negative working capital of $12.9 million compared to negative working capital of $13.1 million at December 31, 2010. At September 30, 2011, we had bank financings of $7.6 million compared to $7.5 million at December 31, 2010.

For the nine month period ended September 30, 2011, we generated $872,000 of cash from operations which was derived from the cash net income of $521,000 (net income adjusted for depreciation and amortization expense, stock based compensation, receivable and inventory provisions) and changes in operating assets and liabilities of $351,000. During the nine months ended September 30, 2011, we consumed $9,000 of cash from investing activities, and as of September 30, 2011, we did not have any significant commitments for capital expenditures. Financing activities provided $121,000 of cash during the nine months ended September 30, 2011.

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

We are currently past due in payments to one of our primary contract manufacturers. At September 30, 2011 we owed this contract manufacturer $8.8 million of which $6.2 million was past due under our open credit terms with this manufacturer. We have entered into an agreement with this contract manufacturer where they have agreed to continue to fulfill orders on a purchase order basis, provided that we make payment within three business days of the shipment date for the products. In return, we have agreed to make additional payments in 2011 toward the past due amount with each new invoice payment that we make to that manufacturer. For the period from March 1, 2011 to June 30, 2011 we paid an amount equal to 103.5% of each invoice submitted by the manufacturer. For the period from July 1, 2011 through December 31, 2011 we have agreed to pay an amount equal to 105.5% of each invoice submitted by the manufacturer. All amounts paid are credited to the oldest outstanding invoice.

We are now working with contract manufacturers where we do not have a substantial payment history. Those manufacturers currently require payment of some portion of the purchase price on order, with the balance due on open credit terms or upon shipment. In some instances we are using purchase order financing to provide the capital for those orders. We are evaluating additional manufacturing and financing arrangements to increase our available working capital and to allow us to grow our business without the sale of additional debt or equity securities.

Bank Financing

We have two principal types of bank financing arrangements. We currently maintain accounts receivable credit facilities that permit us to factor, on a recourse basis, certain credit insured accounts receivable. The factors under these facilities have the discretion to accept or reject any individual account receivable for factoring. The factors advance us 80% of the amount of the receivable. In some cases, the factors advance us funds upon the receipt of a customer purchase order prior to the product shipment and creation of the receivable. Borrowings for the amounts advanced bear interest ranging from 7% to 28% per annum and are secured by a lien on all of our receivables. At September 30, 2011, we had borrowings of $6.0 million under these facilities. We repay the amounts borrowed under these facilities as the underlying accounts receivable are repaid. The lenders have indicated that they will allow us to borrow up to $14.0 million under these facilities, subject to their approval of the underlying account receivable.

In April 2011, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at September 30, 2011). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at September 30, 2011.

In May 2011, we entered into a loan transaction whereby we borrowed $804,000 to purchase inventory under a special auction process. This inventory was purchased and subsequently used in the production of our products. The loan agreement had a 40 day repayment term with a fixed interest payment of $100,000. This loan was repaid in June 2011.

We are actively seeking to expand the borrowing limit under our line of credit and identify a source for term debt or purchase order financings that would augment our working capital and reduce our dependency on the accounts receivable credit facilities. In addition, we have approached our existing factors and others about expanding the borrowing base or lowering costs on borrowed funds. To date, we have received nonbinding indications of interest for providing funding, subject to the launch of our new product lines and improved operating results over the next few quarters. Except as described above, we do not have any other bank financing or credit facilities currently available to us.

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

Recent Accounting Pronouncements

Please see the section entitled “Recent Accounting Pronouncements” contained in “Note 3 – Significant Accounting Policies” to our financial statements included in Part I—Item 1. Financial Statements of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. At September 30, 2011, we had $995,000 in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at September 30, 2011, as these consisted of securities with maturities of less than three months.

Interest rates for our current bank debt outstanding are based at rates ranging from 7% to 28% per annum. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. A one percent increase in the interest rates that we pay under our bank debt would have resulted in additional interest expense of $17,000 for the three-month period ended September 30, 2011.

Foreign Currency Exchange Rate Risk

During the nine months ended September 30, 2011, the majority of our revenue was generated outside the United States. In addition, most of our products were purchased from manufacturers in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all product purchases from our contract manufacturers were denominated in United States dollars.

We maintain operations in China and Korea for which expenses are paid in the Chinese Yuan and Korean Won, respectively. Accordingly, we do have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A one percent improvement in the exchange rate for the Chinese Yuan and the Korean Won versus the United States Dollar would have resulted in additional expense of $6,000 for the three-month period ended September 30, 2011.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

Limitations On Disclosure Controls And Procedures.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

If we cannot sustain profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss for the year ended December 31, 2010 of $6.3 million and have incurred net losses in each year of our operations except for 2008. For the first nine months of 2011 we have generated net income of $81,000. At September 30, 2011, we had a stockholders’ deficit of $12.7 million and a working capital deficit of $12.9 million. Sustaining profitability will require us to maintain or increase our current revenues and gross margins and manage our operating and administrative expenses effectively. We will have to accomplish this in an industry that is marked by rapid product innovation and erosion of average selling prices. We cannot guarantee that we will be successful in sustaining profitability and improving our working capital position.

If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place for additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving sustained profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

A substantial portion of our revenues for the third quarter and our current backlog relate to sales of our wire-line replacement terminal product in the United States and we do not have extensive sales history for this product or with this customer; we may face unanticipated delays and expenses in connection with fulfilling these orders.

Sales of our wire-line replacement terminal products in North America represented $7.9 million or 46% of our revenues for the third quarter of 2011. Without that order, we would not have achieved profitability. We anticipate sales to this carrier will comprise a significant portion of our business for the remainder of 2011 and continuing into 2012.

We face several risks concerning our ability to continue to generate this business. This is our initial product launch acting as an OEM manufacturer to a Tier 1 carrier in the United States. We have not previously sold product in the United States in large volumes. We may experience greater than anticipated warranty costs or after-market service expenses, in connection with any expanded sales to the United States. The orders we have received to date are primarily stocking orders and we do not yet have extensive data of how well the products are selling through the carrier’s distribution channel. We will face competition from other vendors and will need to continue to meet the carrier’s requirements for product function and quality at competitive prices. If we are unsuccessful in maintaining significant sales of our wire-line replacement products in North America or incur significant unanticipated expenses in connection with fulfilling these orders, this could result in substantial reduction in our revenues and inhibit our ability to sustain profitable operations.

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

Since 2009, we have been behind in payments to one of our contract manufacturers. We entered into a security agreement and standstill agreement pursuant to which the contract manufacturer agreed to continue manufacturing product after we granted the manufacturer a subordinated security interest in the receivables arising from the products that they sell to us, and we agreed to meet certain payment milestones to bring our account within current terms. To date, we have not met all of the payment milestones to the contract manufacturer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Terms with Manufacturers” above. If we fail to make timely payments to our contract manufacturers, they may elect to suspend shipments or refuse our purchase orders, disrupting our ability to supply product to our customers.

We rely on a small number of customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the year ended December 31, 2010, three of our customers and their affiliates accounted for approximately 77% of our revenues; orders from these customers comprised approximately 43%, 17% and 17% of revenues, respectively. During the nine months ended September 30, 2011, 72% of our revenues were from four customers, accounting for 22%, 21%, 19% and 10% of revenues, respectively.

If we lose one or more of our significant customers or if one or more of our significant customers materially scales back its orders and we are unable to replace the sales of our products to other customers, our revenues may decline significantly and our results of operations may be negatively impacted.

We are attempting to develop other geographic markets for our products and services, including other regions in the Americas and EMEA, while still maintaining and expanding our volume of sales to our existing significant customers. During the third quarter of 2011 we developed an additional significant customer in North America. Our goal is to develop additional significant customers to reduce our dependence on any one customer. We can make no assurance, however, that we will succeed in diversifying our customer base, developing other geographic markets or becoming less reliant on a small number of significant customers. Failure to diversify our customer base subjects us to the increased risk that the loss of a single significant customer could result in a substantial reduction in our revenues and ability to meet our operating expenses.

We have recently transitioned our product development efforts to focus on collaborative design with third parties, and may face additional risks related to our reliance on third party designers and manufacturers.

We began designing our own proprietary fixed wireless phones and other products in 2004. At that time, we established a primary relationship with a single contract manufacturer that manufactured phones, modems and gateways to our product specifications. In late 2007, we began to use third party design engineers and manufacturers to collaborate on our product development. These third parties develop and manufacture their own product designs. We review baseline products offered by these manufacturers and develop product specifications to improve the cost or performance of the product or to add features and functions to meet our customers’ unique requirements. In the fourth quarter of 2009, we sold our Korean subsidiary which performed much of our internal product design. We maintain a core engineering team that manages the development and design of our products, but are now more dependent on third party relationships to complete the implementation of our comprehensive product design.

While we believe that this product development model provides a number of advantages, dependence on these third party design and manufacturing partners imposes certain risks to our business. We may not have the internal resources necessary to unilaterally make product modifications, and will be dependent on cooperation from our design and manufacturing partners to effect changes to product design, features or functions. As we work with new manufacturing partners, we may experience higher levels of product warranty claims or defect rates, which could negatively impact our financial position or impair our brand’s reputation for quality. We may not be able to respond to customer demands as quickly as we had through our internal research and development resources. Working with third party designers and manufacturers may limit our ability to develop unique or protected intellectual property rights in the products. Finally, we will be dependent on the financial stability and effective operations of our design and manufacturing partners. A financial or operational setback with one of our manufacturers may impact our ability to procure product necessary to meet customer orders or to service customer requests.

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

As of December 31, 2010, we had cash and cash equivalents of $77,000 and a working capital deficit of $13.1 million. We incurred a net loss of $6.3 million in 2010, and have incurred net losses in four out of the past five years of operation. As a result, our auditors expressed substantial doubt about our ability to continue as a going concern. We recorded net income of only $81,000 during the first nine months of 2011. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

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

AXESSTEL, INC.

Date: November 2, 2011	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release issued by Axesstel on November 1, 2011

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith