Form 10-K
period 2011-12-31
AXESSTEL INC
filed 2012-02-17
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of all of the common stock held by non-affiliates of the registrant, based upon the closing stock price of the common stock reported on the OTC market on June 30, 2011 was $2.1 million. Shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the registrant have been excluded for purposes of the foregoing calculation in that such persons may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 1, 2012, was 23,799,731.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2011 are incorporated by reference into Part III of this report.

AXESSTEL, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2011

i

In this report, unless the context otherwise requires, the terms “Axesstel,” “Company,” “we,” “us,” and “our” refer to Axesstel, Inc., a Nevada corporation, and our wholly owned subsidiaries, Axesstel Shanghai, Ltd. and Axesstel Korea, Inc. We sold all of our ownership interest in Axesstel Korea, Inc. in a transaction that was completed on November 15, 2009.

Special Note Regarding Forward Looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variations of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	anticipated in results of operations including expected trends in revenues, gross margins, operating expenses and net income;

•	the future actions of our competitors, including pricing decisions and new product introductions;

•	the timing and success of our own new product launches;

•	our ability to obtain future financing or funds when needed;

•	our ability to successfully obtain a diverse customer base;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•

our ability to complete or achieve the anticipated benefits from acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions which involve additional uncertainties; and

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

Overview

We provide fixed wireless voice and broadband access solutions for the worldwide telecommunications market. Our product portfolio includes fixed wireless phones, wire-line replacement terminals, and 3G and 4G broadband gateway devices used to access voice calling and high-speed data services.

Our fixed wireless phones and 3G and 4G gateway products have similar functionality to phones and modems that use traditional landline telecommunications networks; however, our products are wireless and can be substituted for wired phones and modems. Our wire-line replacement terminals act as communication devices in homes where conventional handsets and wireless handsets can be plugged into our wireless terminal and serviced on a wireless network, as opposed to connecting to the fixed line provided by the local telephone or cable operator. Our products are based on CDMA (Code Division Multiple Access), GSM (Global System for Mobile Communications), GPRS (General Packet Radio Service), WCDMA (Wideband Code Division Multiple Access), and HSPA (High-Speed Packet Access) technologies.

We sell our products to telephone network operators around the world. For 2011 our largest customers were telecommunications operators located in the United States, Poland, Scandinavia and Saudi Arabia. Historically, we have sold our products under our “Axesstel” brand. In 2011, we also commenced sales as an OEM supplier to Sprint in the United States, selling products under the Sprint name.

Market Opportunity

Wireless communications are growing in developed and developing countries worldwide. The transition to wireless communications is evident with the advent of mobile phones including 3G and 4G phones with increasing computing power and applications. Fixed wireless phones and broadband gateway devices have received much less attention, but still have many benefits over traditional wired solutions:

•	Fixed wireless phones can be moved from office to office without changing phone extensions and without the need for a PBX.

•	Broadband gateway devices provide high-speed data on the move with email and internet access universally at any time.

•	Wireless devices are less costly to deploy, eliminating the need for wired infrastructure.

In developed countries, the convenience of wireless phones has caused some consumers to drop their “wired” telephone service and consolidate their phone services through a wireless telephone service provider. Tier one wireless carriers in North America, such as Sprint and Verizon, are initiating marketing efforts to “cut the cord,” in an effort to take market share from traditional landline telephone service providers or reduce the investment needed to maintain traditional landline infrastructure. Our wireless phone products provide standard phone features and functions, but with a wireless network connection. In addition, our gateways allow those carriers to offer broadband data packages to small office and home office users.

Developing countries in Asia, Europe, Latin America, and the Middle East and Africa (“MEA”) are among the world’s fastest growing emerging telecommunications markets. Within these areas, landline telecommunications networks typically are limited to densely populated urban areas because the cost of deploying landline telecommunications networks in developing areas has proven economically unfeasible. Changes in the worldwide telecommunications industry, and specifically in the wireless sector of the industry, have substantially increased the economic feasibility of deploying wireless telecommunications services to developing areas. These changes include:

•

advances in wireless technology and manufacturing which have reduced infrastructure costs for network operators and equipment costs for consumers and increased the subscriber capacity on wireless networks;

•	emergence of creative subscriber plans, such as pre-paid phone plans, which have driven rapid subscriber growth; and

•	reduced government tariffs and increased government subsidies, which have encouraged the growth of wireless telecommunications networks.

As a result of these changes, the geographic reach of wireless networks has expanded. The governments of developing countries recognize that their populations need access to reliable voice and internet services in order to improve socioeconomic conditions. As a result, we expect the demand for voice and data services to continue to increase in these regions.

Wireless Transmission Standards

GSM is the world’s most popular standard for mobile phones. The ubiquity of the GSM standard facilitates international roaming between mobile phone operators, enabling subscribers to use their phones in many parts of the world. For network operators, the GSM standard provides the ability to deploy equipment from different vendors because the open standard allows easy inter-operability.

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

Recently, higher speed data transmission from 4G technology has also been introduced by WiMAX (Worldwide Interoperability for Microwave Access), HSPA+, CDMA2000 1xEV-DO (Rev. B), and LTE (Long Term Evolution) technologies which provide for increased data transmission rates and improved data transmission reliability. The increased transmission capabilities, with data speeds of up to 100 Mbps downlink and 50 Mbps uplink, enable end users to send and receive email with large file attachments, play interactive games, and download high resolution pictures, videos and music content.

Broadband Data Applications

Telecommunications operators are continually seeking high-margin, high-growth opportunities to complement their voice-based product offerings. Providing high-speed data access to existing voice customers enables operators to increase their revenue by leveraging their current infrastructure and customer base. Historically, high-speed data access was limited to businesses that could afford to purchase expensive hardware and pay the usage charges. As network costs have declined and technology and manufacturing advancements have developed, high-speed data access has increasingly become available to residential customers. In order to implement objectives to rollout high-speed data access, carriers are seeking cost-effective technologies to allow users without existing landlines, DSL or cable connections access to high-speed data.

Telecommunications operators deploy wireless networks based on CDMA2000 1xEV-DO, HSUPA, HSPA+, or LTE in markets where DSL or cable modem services are not offered. Even in markets where DSL and cable modems are offered, CDMA2000 1xEV-DO, HSUPA, HSPA+, and LTE offer comparable or higher speeds to DSL and cable, and enable operators to capture markets with the added benefit of mobility. Utilizing the latest wireless transmission standards, these devices can quickly be connected with high-speed Internet access and provide a multitude of other horizontal and vertical data applications.

Our Strategy

Our objective is to establish ourselves as a profitable, leading provider of fixed wireless access solutions for both developed and developing countries. Elements of our business strategy for 2012 include:

•

Continue growth in North America. During 2011, we launched our first OEM product with Sprint; a wireless terminal product that was released as part of Sprint’s “Sprint Phone Connect” wire-line replacement program. The product is being targeted to consumers looking to drop their wire-line service at home and replace it with a wireless package. We are currently working with Sprint on designs for successive generations of the terminal product. We are also evaluating other opportunities in the United States.

•

Identify new significant customer opportunities. We have historically experienced high customer concentration with our top three customers each year regularly accounting for 50% or more of our revenues. Part of this concentration is the result of providing tailored solutions to meet the specific product or fulfillment demands of our customers. Going forward, we plan to retain strong customer focus with our existing customers and to aggressively identify select new customers or markets, with the potential to account for 10% or more of our revenues.

•

Launch key new products. Our industry is characterized by frequent technology advancements and rapid product releases. Our products are designed to meet the requirements of our customers. In late 2011, we launched a 4G gateway device based on the 1xEV-DO (Rev. B) standard, and anticipate significant orders for that product in 2012. In addition, we are working with Sprint on the second generation of the wireless terminal. Finally, we are working on a dual-mode gateway device for our Europe market and a security alert device for our North America market that we expect to launch in the second half of 2012.

•

Continue focus on product cost reductions. Through the redesign and re-launch of our core product lines, we were able to reduce the average cost of our products in 2011 by 30 to 40% over the comparable costs from 2010. As a result of reductions in product costs and a shift in product mix to sales in the United States, we were able to generate strong gross margins of 24% in 2011. We expect pricing pressure to continue in 2012, with the constant risk of erosion in average selling prices. As a result, we are continuing to evaluate opportunities with our contract manufacturers to reduce product costs.

•

Reduce cost of capital and improve our working capital position. Based on our improving operating performance, including the increased volume of business we are conducting in the United States, we will look for opportunities in 2012 to reduce the cost of capital on our borrowings and improve our working capital position without significant dilution to our existing stockholders. Interest expense in 2011 was $1.5 million, resulting from borrowings under our term loan, and purchase order and account receivable financing facilities at interest rates between 7% and 28%. We are exploring alternatives to expand our term loan financing and reduce the interest rate on our account receivable financing. We will also look for opportunities to increase our working capital. Increased working capital would be expected to improve profitability through the elimination of short term finance charges for purchase order or account receivable credit facilities, reduced product costs through the ability to work with more vendors, and increased revenues with the ability to develop additional products and customers.

Products and Features

We offer products in three categories: fixed wireless phones, wire-line replacement terminals, and 3G and 4G broadband gateway devices.

Fixed Wireless Phones

Our fixed wireless desktop phones are designed for voice and data usage in homes, businesses and retail locations. Our phones are offered in standard and enhanced models, with both traditional and cordless models available. We offer CDMA phones that operate in three frequency bands: 450 MHz, 800 MHz, and 1900 MHz, and GSM phones that operate in quad-band (850/900/1800/1900 MHz).

Wire-line Replacement Terminals

Our wire-line replacement terminals offer an affordable voice alternative to a landline network. Users can plug conventional telephones and wireless handsets into our terminal using the terminal as a home communication hub to access the wireless network as a replacement to traditional landline service. These terminals are offered in both CDMA and GSM technologies.

3G and 4G Broadband Gateway Devices

We currently offer various lines of broadband gateway devices based on CDMA 1xEV-DO Rev. A and Rev. B, and HSPA technology. Our wireless broadband gateway products allow residential users and mobile professionals to maintain productivity with secure, high-speed access to email, the Internet, data intensive files and multi-media streaming from the home, office or while traveling.

Our gateway products seamlessly combine a modem, wireless wide area networking (WWAN), a Wi-Fi wireless local area network (WLAN) router and a four-port Ethernet switch to provide wireless broadband data access via a plug-and-play solution that enables users to network multiple desktops and laptops. Our gateway devices also offer VoIP (Voice over internet Protocol) as an optional feature to provide voice functionality.

Customers

Our products are sold directly and indirectly to telecommunications operators in markets around the world. We sell through our direct sales team, and in some countries or regions we sell through agents and distributors. The following table shows the percentage of our total revenues derived from various geographic regions in each of the last three years:

	2011	2010	2009
Revenues
Europe	$24,309,410	$30,089,002	$26,597,687
North America (United States and Canada)	17,966,732	3,533,902	2,992,777
Middle East and Africa	5,967,203	2,261,086	5,481,360
Latin America	5,691,409	9,244,730	15,520,989
Asia	192,988	301,723	226,080

Total revenues	$54,127,742	$45,430,443	$50,818,893

Our principal customers in 2011 were Sprint (United States), Icenet (Scandinavia), Orange (Poland) and Saudi Telephone Company (Saudi Arabia), each of which accounted for more than 10% of our total revenues for the year. We supply products to these customers on a purchase order basis.

The following table shows the dollar amount of revenues and the percentage of our total revenues that were generated from the sale of data products and voice products in each of the last three years.

	2011	2010	2009
Revenues from data products	$31,211,632	$34,943,777	$36,050,824
Data products as a percent of total revenue	58%	77%	71%
Revenues from voice products	$22,916,110	$10,486,666	$14,768,069
Voice products as a percent of total revenue	42%	23%	29%

During any quarterly period, our product mix is subject to change based on the presence or absence of large orders for a particular type of product. In 2011, we commenced sales of our wireless terminal product with Sprint which resulted in an increased percentage of our revenues coming from voice products for the year.

Sales and Marketing

We sell our products, directly and indirectly, to telecommunications operators worldwide. Currently, we do not sell our products directly to consumers. Most of our products are sold around the world under the “Axesstel” brand name. We also sell products to Sprint in the United States which are sold to consumers under the Sprint brand name.

Our sales strategy is to “localize” our direct sales force, and put our sales team close to our customer—the telecommunications operator. We divide our sales group into four principal regions: North America, Europe, MEA and Latin America. At December 31, 2011 our sales and marketing team was comprised of eight employees and consultants located in the United States, England, Holland, Portugal and Spain.

In addition to our direct sales force, we supplement our presence in various geographic regions through the hiring of local sales representatives or agents. In some regions, we sell our products through distributors. Under these arrangements the distributors purchase the products from us, and resell the products to telecommunications operators in those regions.

Manufacturing

We use third party contract manufacturers to provide large scale product manufacturing for all of our products. Our contract manufacturers provide us with a variety of manufacturing services, including base product design, component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery services.

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

Our contract manufacturing arrangements are a key element of our working capital financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. Under the terms of our supply agreements, we submit purchase orders to our manufacturers for finished goods. Our manufacturers purchase and maintain inventories of components and subassemblies against a rolling forecast of orders that we provide to them on a monthly basis. Often the goods we order are shipped directly from the manufacturer to the customer, and we normally do not hold finished goods in inventory. Occasionally we experience a cancellation or delay of a customer order. We try to secure the right under the terms of our manufacturing agreements to defer delivery of goods for a period of time. During that time, we will attempt to sell the goods to another customer. If we are unsuccessful in selling the goods before the deferral period expires, the manufacturer can deliver the finished goods to us and we take the goods into inventory.

Historically, substantially all of our products were manufactured by a single contract manufacturer. Beginning in 2010, we established relationships with additional contract manufacturers in China and now work with several different contact manufacturers for our various product lines.

Research and Development

We focus our research and development efforts on developing innovative fixed wireless access solutions to address opportunities provided by next generation wireless networks.

During 2010, we launched re-engineered lines of our GSM and CDMA phones and modems that were designed for sale at more competitive price points. We also launched a new generation of our MV500 gateway products with enhanced features, including a VoIP application.

In 2011, our product development initiatives included:

•	reengineering our 1xEV-DO Rev. A and HSPA gateway products to reduce product costs by 30 to 40%;

•	launching our phone terminals in the United States with Sprint as part of their “Sprint Phone Connect” wire-line replacement program; and

•

developing our next generation of MV600 series gateway products featuring 4G high-speed data rates based on CDMA 1xEV-DO Rev. B with new product designs and enhanced features including a VoIP application.

For 2012, our research and development initiatives will be concentrated on the following projects:

•	Launching of the second generation wire-line replacement terminal with Sprint.

•	Developing a dual-mode gateway device for our Europe market.

•	Developing a security alert device for our North American market.

We conduct our research and development through a combination of internal and outsourced development initiatives. Our internal research and development team focuses on development of our more complex products or features, such as our next generation gateways with integrated VoIP capabilities. Our internal team also reviews baseline products offered by third party manufacturers and develops product specifications or modifications to improve cost or performance of these products or add features and functions to meet our customers’ unique requirements. We generally enter into development and supply agreements with third party design and manufacturing firms for these products. In some arrangements, we pay for engineering services for the manufacturer to develop a customized version of a product design for us. In other cases, the costs of product customization are added to the per unit price that the manufacturer charges us for final products. We believe that this model provides several benefits, including:

•	retention of high value engineering talent;

•	creation and retention of strategic intellectual property rights;

•	faster time to market for new product launches;

•	access to a broader range of products than could be developed internally; and

•	reduced research and development expenses.

As of December 31, 2011, we had 13 engineers, six based in the United States, five based in Korea, and two based in China. For the years ended December 31, 2011, 2010, and 2009, our research and development expenses were $2.3 million, $2.4 million, and $3.8 million, respectively. Prior to 2010, we performed comprehensive product design primarily with an internal research and development team. We subsequently transitioned to rely more heavily on outsourced engineering services. In the fourth quarter of 2009, we sold our Axesstel Korea subsidiary to reduce our research and development costs for certain product lines. In connection with the sale, we terminated our lease obligations for the real estate in Korea and the employment obligations for 37 of our former employees, including severance obligations under Korean law. We expect research and development expenses for 2012 to be consistent with the level of expenditures experienced in 2011.

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

We have also acquired licenses from other vendors where we use those vendors’ microprocessor chipsets in our products. In some cases, we rely on our contract manufacturers or third party component suppliers to procure the necessary licenses for the use of the chipsets. The wireless industry has experienced significant litigation in recent years concerning intellectual property rights to wireless chipset design and essential intellectual property rights for wireless communications. We attempt to secure all license rights we believe are necessary to properly manufacture and sell our products. However, given the fragmented nature of intellectual property rights in this area, it is impracticable to provide absolute assurance that we have all requisite license rights for our current or future products. Moreover, as we continue to develop additional products, and as standards in the wireless industry continue to evolve, we expect that we will need to acquire additional license rights.

Patents

We have filed patent applications and received patents in the United States and foreign jurisdictions covering certain aspects of our products. We cannot be certain that any patent application that we file will result in the issuance of a patent. Even if a patent is issued, we cannot be certain that it will be sufficiently broad as to permit us to effectively prohibit others from effectively competing against us. From time to time, we may encounter disputes over rights and obligations concerning intellectual property. While we believe that our product and service offerings do not infringe the intellectual property rights of any third party, we cannot guarantee that we will prevail in any intellectual property dispute.

Competition

The market for fixed wireless products is highly competitive. Over the past three years large telecommunications infrastructure providers from China, principally Huawei Technologies Co., Ltd., and ZTE Corporation, have used their scale and aggressive pricing to establish dominant market share in phone, modem and gateway space. We also face competition from smaller vendors such as C-motech Co. Ltd. and AnyData Corporation. In addition, there is always the potential for new competition to enter our target markets.

We compete principally on the basis of design, functionality, reliability, quality, price, and ease of deployment, installation and use. Historically our products have been recognized by consumers for their functionality, including superior durability and performance.

Over the past few years, the telecommunications market has been marked by decreasing average selling prices. The global economic recession in 2009 - 2010 decreased demand for telecommunications products and some of our competitors resorted to significant price cutting to retain or increase market share. We have revised our product development model to focus our development efforts through third party manufacturers in China. This approach has allowed us to offer products that are competitively priced. We constantly work to reduce our product costing, but recognize that some cost savings will be tied to economies of scale and our sales volumes will not always allow us to be the low cost provider. As a result, we continue to look for significant niche markets where our close attention to customer requirements and performance are valued.

Many of our current and future competitors may have significantly greater financial, technical and marketing resources as well as greater purchasing power than we do. These greater resources may allow these competitors to obtain better manufacturing prices and efficiencies than we have. Some of our competitors offer bundled packages, selling network operators wireless network infrastructure equipment, modems and phones in an integrated package. Some customers may prefer this single source solution. Remaining competitive will require us to continually develop innovative products at competitive price points. We cannot guarantee that we will be able to compete successfully.

Employees

As of December 31, 2011, we had a total of 35 full-time employees, up from 34 at the beginning of the year. Of the 35 employees, 16 are located in the United States, 10 are located in China, eight are located in South Korea and one is located in Holland. We have a total of six employees involved in executive, general and administrative functions, four involved in sales and marketing, 13 involved in product design and development, and 12 involved in operations.

At December 31, 2011, we had a total of four consultants, down from six at the beginning of the year, all performing sales and marketing functions.

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

In the United States, the FCC regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety, and rules for devices to be connected to telephone networks. In addition to the federal government regulations, certain states have adopted regulations applicable to our products. Radio frequency devices, which include our phones and gateways, must be approved under the above regulations by obtaining equipment authorization from the FCC prior to being offered for sale. Asia, Europe, Latin America, and MEA have their own regulatory requirements which require various approvals.

Our customers, the wireless network operators, are also subject to extensive government regulations in the markets in which they operate. Changes in regulations applicable to network operators, including changes in the allocation of available frequency spectrum, could negatively affect our business by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition. In addition, the increasing demand for wireless telecommunications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

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

We generated net income of $1.1 million for the year ended December 31, 2011. However, we incurred a net loss for the year ended December 31, 2010, of $6.3 million and a net loss of $10.1 million for the year ended December 31, 2009. At December 31, 2011, we had a stockholders’ deficit of $11.6 million and a working capital deficit of $11.8 million.

We cannot guarantee that we will be successful in sustaining profitability and improving our working capital position over time. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place to provide additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in sustaining profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations.

We rely on a small number of customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the year ended December 31, 2011, four of our customers and their affiliates accounted for approximately 76% of our revenues; orders from these customers comprised approximately 27%, 20%, 19% and 10% of revenues, respectively. For the year ended December 31, 2010, three of our customers and their affiliates accounted for approximately 77% of our revenues; orders from these customers comprised approximately 43%, 17% and 17% of revenues, respectively. For the year ended December 31, 2009, three of our customers and their affiliates accounted for approximately 58% of our revenues; orders from these customers comprised approximately 30%, 18% and 10% of revenues, respectively.

If we lose one or more of our significant customers or if one or more of our significant customers materially scales back its orders, and we are unable to replace the sales of our products to other customers, our revenues may decline significantly and our results of operations may be negatively impacted.

We are attempting to develop other geographic markets for our products and services, including other regions in North America, Latin America, Europe and MEA, while still maintaining and expanding our volume of sales to our existing significant customers. Our goal is to develop additional significant customers from which we can generate additional revenues, and reduce our risk associated with customer concentration. We can make no assurance, however, that we will succeed in diversifying our customer base, developing other geographic markets or in becoming less reliant on a small number of significant customers.

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

The markets for fixed wireless voice and broadband access devices are highly competitive. We face competition from larger and better capitalized competitors such as Huawei Technologies Co., Ltd. and ZTE Corporation which have significantly greater penetration in key markets than we do. Economies of scale allow these competitors to offer product pricing and related incentives that we may be unable to match. We also face competition from a number of smaller competitors. These competitors may be able to:

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

•	sell products at lower prices as a result of efficiencies of scale or purchasing power, thereby rendering our products non-competitive or forcing us to sell our products at reduced gross margins; and

•	use dominance in certain key markets to subsidize expansion efforts in geographic areas in which we operate and in which we are substantially dependent for a significant portion of our revenue.

If we are not successful in continuing to win competitive bids, in enhancing our products and customer relationships and in managing our cost structure so that we can provide competitive prices, we may experience reduced sales and our market share may decline.

The global economic slowdown has impacted demand for our products and intensified competition for sales of wireless products, and a protracted recession could impose additional risks to our business.

Prior to 2009 we sold a significant portion of our products to telecommunications operators in developing countries in conjunction with network rollouts to new territories and upgrades to network infrastructure. The recent economic recession has impacted consumer demand as well as the ability of the telecommunications operators to finance network expansions and upgrades.

A substantial portion of our sales are derived from customers in developing countries, including customers located in Eastern Europe and MEA. If the current economic climate persists, or worsens, then we may experience a decline in customer orders. A protracted economic slowdown may also impact the ability of our customers to provide credit security for their orders. We rely on that credit security, usually in the form of credit insurance or a letter of credit, to immediately finance the account receivable from the customer. We then use the proceeds from the account receivable financing to pay our contract manufacturers within the terms of their open credit policy. If our customers are unable to secure credit insurance or a letter of credit to secure their account with us, we may be unable to fill purchase orders submitted to us and our sales and results of operations may decline.

The global economic climate has also intensified price competition in the fixed wireless space. Consumers and telecommunications operators, particularly in developing markets, are increasingly focused on price in their buying decision. The declining customer demand has triggered intense price competition as Chinese competitors have taken advantage of scale to establish significant market penetration, particularly in Asia and Latin America.

Because of our relative size, we do not expect to be the low cost provider for our wireless products. We compete on the basis of our attention to customer needs and product quality and performance. However, if the economic environment were to deteriorate, customers may be drawn to the lowest cost alternative and demand for our products may decline.

If we cannot extend or renew our current bank term loan, we may default on repayment or be compelled to allocate significant cash resources to repayment which would further impair our working capital position.

We have a $1.6 million term loan outstanding to a commercial bank located in China. That loan matures by its terms on April 1, 2012. We intend to seek a renewal or replacement of that loan, but do not have definitive arrangements in place at this time. Since 2008, we have operated with limited capital resources and a significant working capital deficit. If we are unable to renew this loan, we may not have the financial resources to repay the loan when it is due and may be compelled to default. Even if we are able to repay the loan, repayment would require allocation of a substantial portion of our working capital. Any such expenditure may impair our ability to execute our current business plan, and require us to curtail or alter our operating plans.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we may be required to substantially revise our business plan or cease operations.

As of December 31, 2011, we had cash and cash equivalents of $850,000 and a working capital deficit of $11.8 million. We generated net income of $1.1 million in 2011, but incurred substantial losses in 2010 and 2009. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

Our international sales and operations subject us to various risks associated with, among other things, foreign laws, policies, economies and exchange rate fluctuations.

All of our international sales and operations are subject to inherent risks, which could have a material adverse effect on our financial condition or results of operations. These risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	changes in a specific country’s or region’s political or economic conditions, particularly in developing countries, where a significant portion of our customers are located;

•	difficulties in complying with foreign regulatory requirements applicable to our operations and products;

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

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

We believe that our operating results may fluctuate substantially from quarter-to-quarter and year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this “Risk Factors” section:

•	Our current reliance on large-volume orders from only a few customers.

•	The propensity of our customers to order on a purchase order basis.

•	Variability in customer and product mix during any particular quarter.

•	Changes in our pricing policies or those of our competitors.

•	The introduction of new products or product enhancements by us or our competitors.

•	Changes in the terms of our arrangements with customers or suppliers.

•	The ability of our customers to accurately forecast demand for our products by their end users.

•	General economic conditions in developing countries which are in our target markets.

•	The timing of final product approvals from any major customer.

•	Delays or failures to fulfill orders for our products on a timely basis.

•	The ability of our customers to obtain letters of credit or credit that are satisfactory to us and our ability to confirm them in a timely manner.

•	Our inability to forecast our manufacturing needs.

•	Delays in the introduction of new or enhanced products by us or market acceptance of these products.

•	Our ability to finance our working capital needs.

•	Changes in the financial position of our manufacturers.

•	The availability and cost of raw materials and components for our products.

•	An increase in product warranty returns or in our allowance for doubtful accounts.

•	Operational disruptions, such as transportation delays or failures of our order processing system.

Our results for any particular quarter or year may be positively or negatively impacted by the timing or occurrence of any of these events. Consequently, period-to-period comparisons of our operating results may not be a meaningful indication of the condition or trend of our business, and you should not rely on them as an indication of our future performance. Because our business is subject to variability, at any point in time our operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly.

We sell our product to telecommunications operators in developing countries, which may create difficulties in the collection of our accounts receivable.

We customarily accept customer orders based on prepayment terms or require security in the form of letters of credit or credit insurance. In some instances, we make sales to customers on open credit terms. We have experienced some collection issues in the past. In 2010 and 2009 we incurred $1.0 million and $1.6 million of bad debt expense, respectively, because of our customers’ inability or refusal to pay. Many of our customers are telecommunications operators in developing countries. This makes collection efforts more difficult and expensive. Often these countries do not have well established legal systems to secure and enforce judgments for unpaid accounts. Because of our limited working capital, any inability to collect on open accounts may have a significant impact on our financial position.

We depend on third party manufacturers to produce all of our products.

We rely on a limited number of third-party manufacturers to produce our products. Our reliance on third party manufacturers exposes us to a number of risks that are beyond our control, including:

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

In addition, we are subject to risks affecting the business of our contract manufacturers and their ability to produce our products in sufficient volume and quality on a timely basis. Such risks include delays in manufacturing process, disruptions in its workforce or manufacturing capabilities, capacity constraints, quality control problems and compliance with import and export restrictions of the United States and foreign countries. In addition, if demand for any of our products increases, these manufacturers could need to make additional capital expenditures in order to expand capacity, which they may choose not to do. Any of these risks could result in a delay of quality products being shipped to our customers, which could negatively impact our revenues, our reputation and our competitive position in our industry.

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

A substantial portion of our sales are on a purchase order basis. Although these purchase orders are generally not cancelable, customers may decide to delay or cancel orders, which could negatively impact our revenues.

Our customers generally purchase products from us on a purchase order basis. As a result, we generally carry little backlog and have limited visibility into the long term purchasing plans of our customers. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we may have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

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

We commit significant resources for research and development of new products, in many instances, before knowing whether our investments will result in products the fixed wireless telecommunications market will accept. Further, we may be required to purchase licenses from third parties in connection with the development of new products and these licenses may not be available on commercially reasonable terms, or at all. Even if we successfully introduce new products and technologies, our products may not be accepted by the market or we may be unable to sell our products at prices that are sufficient to recover our investment in developing those new products. Many of the end users in our target markets have low incomes and rely on subsidies from telecommunications operators in order to purchase our products. If we fail to introduce new products at prices that are competitive and allow us to generate a profit, we will lose customers and market share and the value of our company will decline.

Our failure to predict and comply with evolving wireless industry standards, including 3G and 4G standards, could reduce our ability to introduce and sell new products.

We must accurately anticipate evolving wireless technology standards and offer products that comply with such standards. We engineer and manufacture products that comply with several different 3G wireless standards and we released a 4G product line in late 2011. If our products fail to comply with any one of these or future applicable standards, our ability to introduce and sell new products could be reduced or we could be required to make costly and time-consuming engineering changes. Additionally, wireless standards for communication are evolving rapidly. If we develop products for a new wireless standard and a significant number of wireless operators do not adopt the standard to which our products are engineered, then sales of such new products could be materially harmed.

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

We depend on third party agents to provide sales and after-market support for our products in some markets, and the loss of these relationships may harm our business.

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

We have a small employee base and depend substantially on our current executive officers and management. The loss of key employees or the inability to attract or retain qualified personnel, including engineering, sales, and marketing personnel, could delay product development and harm our ability to sell our products. Our success depends on our ability to identify, attract and retain qualified management, engineering, sales, and marketing personnel.

Our competitive position could be seriously damaged and we may incur substantial expenses if we become party to lawsuits alleging that our products infringe the intellectual property rights of others.

Other companies, including our competitors, may currently own or obtain patents or other proprietary rights that might prevent, limit, or interfere with our ability to make, use, or sell our products. The technology around wireless communications is complex and numerous operating companies and patent “trolls” claim to hold essential intellectual property rights in the space. Our products may be found to infringe the intellectual property rights of others. In the event of a successful claim of infringement against us, and if we are unable to license the infringed technology or our current licenses do not contain adequate indemnification or warranties to cover the claim, our business and operating results could be adversely affected, resulting in reduced or negative gross margins, harm to our reputation if we are unable to provide remedies to our customers and general harm to our competitive position in the marketplace.

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

We sell certain of our products under our brand name, Axesstel. We use our brand name to compete in the fixed wireless telecommunications market. We have expended significant resources promoting our brand name, and we have three registered trademarks in the United States and have applied for and received a number of trademarks in developing countries where we sell our products. However, registration of our brand name trademark will not necessarily deter or prevent unauthorized use by others. If other companies use our brand name, consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with our brand name. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline. Even if we identify an infringement of our brand or trademarks, asserting a claim may be costly and time consuming.

We may face litigation that could significantly damage our business and financial condition.

In the telecommunications equipment industry, litigation is being used increasingly as a competitive tactic by both established companies seeking to protect their position in the market and by emerging companies attempting to gain access to the market. In this type of litigation, complaints may be filed on various grounds, such as antitrust, breach of contract, trade secret, copyright or patent infringement, patent or copyright invalidity, and unfair business practices. If we are required to defend ourselves against one or more of these claims, whether or not they have any merit, we are likely to incur substantial expense and management’s attention will be diverted from operations. This type of litigation also may cause confusion in the market and make our customers reluctant to purchase our products. Any of these effects could harm our business.

We may not be able to develop products that comply with applicable government regulations.

Our products must comply with government regulations. For example, in the United States, the Federal Communications Commission, or FCC, regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety, and rules for devices to be connected to telephone networks. In addition to the federal government regulations, certain states have adopted regulations applicable to our products. Radio frequency devices, which include our modems, must be approved under the above regulations by obtaining equipment authorization from the FCC prior to being offered for sale. Because we sell our products worldwide we must also meet the regulatory requirements in our global markets including Europe, MEA, Latin America and Asia. Additionally, we cannot anticipate the effect that changes in domestic or foreign government regulations may have on our ability to develop and sell products in the future. Failure to comply with existing or evolving government regulations or to obtain timely regulatory approvals or certificates for our products could materially adversely affect our business, financial condition and results of operations or cash flows.

Our common stock is quoted on the OTC QB over the counter market, which may be detrimental to investors.

Our common stock is currently quoted on the OTC QB over the counter market. Stocks quoted on the OTC QB generally have limited trading volume and exhibit a wider spread between the bid and ask quotations as compared to stocks traded on national exchanges. Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

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

We do not own any real property. Our corporate headquarters is located in San Diego, California. During 2009 and 2010, we leased approximately 17,100 square feet of office space for our corporate headquarters. In 2011, we renewed this lease agreement, but reduced the size of the leased premises to approximately 5,900 square feet of office space, pursuant to an amended lease agreement that expires in April 2014.

We lease additional commercial properties in China and Korea for our operations and research and development teams. The China facility is approximately 1,600 square feet and the lease term is based on a two year agreement that expires in November 2013. The Korea facility is 900 square feet and the lease term is based on an annual agreement.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock is quoted on OTC QB Market under the symbol “AXST”. From July 30, 2009 until December 4, 2010 our common stock was quoted on the Over the Counter Bulletin Board. By rule, our stock was removed from the Bulletin Board when no market maker posted a quote for a specified number of trading days. At that time, our stock began trading on the OTC QB Market. The following table sets forth the high and low bid information for our stock for the periods in which our stock was quoted on the OTC Bulletin Board or OTC QB Market.

	High	Low
2011
Fourth Quarter	$0.37	$0.15
Third Quarter	0.22	0.09
Second Quarter	0.15	0.05
First Quarter	0.10	0.04
2010
Fourth Quarter	$0.12	$0.05
Third Quarter	0.15	0.06
Second Quarter	0.12	0.05
First Quarter	0.13	0.08

Quotations for the OTC QB are market quotations, based on calendar quarters, that reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders.

As of February 1, 2012, the stockholders list for our common stock showed 1,144 registered stockholders and 23,799,731 shares of common stock issued and outstanding.

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

Sales of Unregistered Securities.

We did not sell any unregistered shares of our common stock during the year ended December 31, 2011.

Repurchases of Equity Securities.

We did not repurchase any shares of our common stock during the year ended December 31, 2011.

Equity Compensation Plans Information.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2012 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated in this report by reference.

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

	Year Ended December 31, (in thousands, except earnings (loss) per share)
	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS DATA:
Revenues	$54,128	$45,430	$50,819	$109,592	$82,435
Gross margin	$12,926	$7,507	$8,285	$26,271	$17,586
Total operating expenses	$10,301	$12,625	$17,092	$23,065	$26,327
Operating income (loss)	$2,625	$(5,118)	$(8,807)	$3,206	$(8,741)
Net income (loss)	$1,100	$(6,311)	$(10,131)	$1,419	$(9,024)

SHARE DATA:
Basic earnings (loss) per share	$0.05	$(0.27)	$(0.43)	$0.06	$(0.39)
Diluted earnings (loss) per share	$0.05	$(0.27)	$(0.43)	$0.06	$(0.39)
Shares used in basic per share calculation	23,698	23,579	23,352	23,229	22,932
Shares used in diluted per share calculation	23,698	23,579	23,352	23,555	22,932

BALANCE SHEET DATA:
Cash and cash equivalents	$850	$77	$602	$1,662	$555
Working capital	$(11,804)	$(13,140)	$(7,602)	$241	$(2,899)
Total assets	$11,497	$9,374	$16,189	$34,931	$29,363
Total stockholders’ equity (deficit)	$(11,631)	$(12,764)	$(6,622)	$2,784	$1,276

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop fixed wireless voice and broadband access solutions for the worldwide telecommunications market. Our product portfolio includes fixed wireless phones, wire-line replacement terminals, and 3G and 4G broadband gateway devices used to access voice calling and high-speed data services.

Our fixed wireless phones and 3G and 4G gateway products have similar functionality to phones and modems that use traditional landline telecommunications networks; however, our products are wireless and can be substituted for wired phones and modems. Our wire-line replacement terminals act as communication devices in homes where conventional handsets and wireless handsets can be plugged into our wireless terminal and serviced on a wireless network, as opposed to connecting to the fixed line provided by the local telephone or cable operator. Our products are based on CDMA (Code Division Multiple Access), GSM (Global System for Mobile Communications), GPRS (General Packet Radio Service), WCDMA (Wideband Code Division Multiple Access), and HSPA (High-Speed Packet Access) technologies.

We develop and manufacture our products with third party engineering and manufacturing suppliers, particularly in China. Our design team works with these manufacturers to develop and customize products to incorporate our design and functional requirements on their baseline designs. We strive to retain intellectual property rights in key areas, while outsourcing commoditized work. We use this approach to reduce research and development expenses, shorten time to market for new products, and leverage supply chains and economies of scale to reduce product costs.

We sell our products to telecommunications operators worldwide. We sell our products into developing countries where large segments of the population do not have telephone or internet service. In those markets, telecommunications operators deploy wireless networks as a more cost effective alternative to traditional wired communications. We also sell into developed countries where telecommunications operators are using wireless networks to augment or supplant existing wire-line infrastructure. Currently, our largest customers are located in the United States, Poland, Scandinavia and Saudi Arabia.

Recent Developments

We spent the last two years transitioning our business to address challenges imposed by the global economic recession and increased competition from large competitors based in China. We undertook a program to re-design our products to be more price competitive, increase sales in markets that support better margins, and aggressively reduce operating costs. These initiatives began producing results in the second half of 2011, allowing us to achieve record profitability for any six month period in our company history.

Our industry is characterized by price pressure and declining average selling prices year over year. This trend accelerated beginning in 2009. In an effort to reduce our costs of goods and maintain more competitive product pricing, we established an operating subsidiary in China in the beginning of 2010 to manage our supply chain and manufacturing operations. Through that entity, we established relationships with contract manufacturers that assisted us in the development of a re-engineered product line. These redesigned products use the same Axesstel design, interface and functionality as our past products, but are manufactured at substantial discounts to our previous pricing. We began delivering our lower cost products to network operators late in 2010.

We also took steps beginning in 2009 to introduce our products into carriers in the North American market. During 2010 we were approached by Sprint in the United States to design an OEM version of our terminal product that could be sold as part of a “wire-line replacement” strategy. The terminal acts as a communication device in the home where conventional handsets and wireless handsets can be plugged into our wireless terminal, as opposed to connecting to the fixed line provided by the local telephone operator. We are manufacturing the terminal to Sprint’s specifications and the terminal is sold under the Sprint name. We generated our first significant revenues from our wire-line replacement terminals in the second half of 2011, receiving orders and completing sales of $14.4 million. We are currently working with Sprint engineers on the second generation of the terminal product which is expected to be released in 2012.

Revenues for 2011 were $54.1 million, an increase of 19% over the same period last year. The increased revenue was mainly attributable to the launch of our wire-line replacement terminals in North America and a new significant customer in MEA, offset by decreased demand in Latin America and Europe. Revenues by geographic region based on customer locations were as follows:

	2011	2010	2009
Revenues
Europe	$24,309,410	$30,089,002	$26,597,687
North America (United States and Canada)	17,966,732	3,533,902	2,992,777
MEA	5,967,203	2,261,086	5,481,360
Latin America	5,691,409	9,244,730	15,520,989
Asia	192,988	301,723	226,080

Total revenues	$54,127,742	$45,430,443	$50,818,893

The launch of our re-engineered products and newly introduced products boosted gross margins. Additionally, gross margin improved as a result of a change in customer mix, as we generated a larger portion of our revenues in North America where we have historically experienced higher sales prices. Gross margin was 24% in 2011 compared to 17% in 2010 and 16% in 2009. Gross margin had also been negatively impacted in 2010 and 2009 by the sale of aged inventory at nominal margins and the write-off of excess and obsolete inventory.

We have continued to aggressively manage operating expenditures. Operating expenses were $10.3 million for 2011 compared to $12.6 million for 2010 and $17.1 million for 2009. These reductions were attributable to the sale of our Korean operations in late 2009 as well as decreased selling expenses as less of our revenue was generated in Latin America where we traditionally paid sales commissions to third party agents.

We have now largely completed our transition, and 2011 marked a return to profitability. Through a combination of the launch of our new line of low-cost products, increased revenues from sales of our wire-line replacement terminals in North America, and tight control over operating expenses, we generated net income of $1.1 million for the year.

At December 31, 2011, we had cash and cash equivalents of $850,000 and negative working capital of $11.8 million. The net income we generated in the second half of 2011 is beginning to improve our capital position. Nonetheless, we do not currently have significant cash reserves or credit facilities available to us. If we were to incur a significant operating loss, we may not generate sufficient capital to fund our operations. In addition, we rely on a combination of open credit terms from our manufacturers and the ability to finance our accounts receivable to minimize our working capital requirements. If our contract manufacturers restrict our credit terms or we are unable to secure financing for our accounts receivables on terms acceptable to us, it would have a significant impact on our ability to fund our operations.

Outlook

In order to achieve profitability under our current business model, we need to reach revenues of approximately $50 to $60 million annually with gross margins in the mid to low twenty percent range.

We believe we have developed a significant base of customers and key products, and will continue to work closely with new and current customers to launch additional products in 2012. Our primary goal for 2012 is to achieve consistent quarterly profitability and year over year revenue growth.

The economic and competitive climate remains challenging and price competition in our markets remains intense. We anticipate continued erosion in the average selling prices for our products in 2012. This will require us to sell more units in order to achieve revenue growth. We are targeting gross margins in the mid to low twenty percent range. Any significant reduction of average selling prices could push gross margins to the low end of that range.

We reduced operating expenses to $10.3 million in 2011 and expect them to remain consistent for 2012 , subject to fluctuating certification and test fees from the launch of new products and variable selling and operating expenses based on revenue levels and customer mix experienced during the year. We expect our restructured operations can support higher revenues, and as we scale our revenues we expect to reduce operating expenses as a percentage of revenue. We also expect to reduce our cost of borrowing in 2012.

Revenues

We sell our products directly and through third party distributors to telecommunications operators worldwide. Revenues are recorded at the prices charged to the telecommunications operator or, in the case of sales to distributors, at the price to the distributor. Our products are sold on a fixed price-per-unit basis. The telecommunications operators resell our products to end users as part of the end users’ service activation.

All of our sales are based on purchase orders or other short-term arrangements. We negotiate the pricing of our products based on the quantity and the length of the time for which deliveries are to be made. For orders involving a significant number of units, or which involve deliveries over a long period of time, we typically receive rolling forecasts or a predetermined quantity for a fixed period of time from our customers, which in turn allows us to forecast internal volume and component requirements for manufacturing. In order to minimize our collection risks, we attempt to sell to our international customers under guaranteed letters of credit or open terms secured by credit insurance. At times, we extend credit based on our evaluation of the customer’s financial condition. In order to minimize foreign exchange risk, we have made all sales to date in United States dollars.

Cost of Goods Sold

Cost of goods sold consists of direct materials, manufacturing expense, freight expense, warranty expense, royalty fees, and the cost of obsolete inventory. The wireless communications industry has been characterized by declining average selling prices, particularly over the past three years. We expect this trend to continue. We actively manage our costs of goods sold through the following initiatives: outsourcing manufacturing to larger contract manufacturers who can achieve economies of scale; increasing our purchasing power through increased volume; using standardized parts across our product lines; contracting with manufacturing partners in low cost regions; engineering our products with new technologies and expertise to decrease the number of components; and increasing reliance on software based applications rather than hardware.

Research and Development

Research and development expenses consist primarily of salaries and related payroll expenses for engineering personnel, facility expenses, employee travel, contract engineering fees, prototype development costs, test fees and depreciation of developmental test equipment for software, mechanical and hardware product development. We expense research and development costs as they are incurred.

We conduct our research and development activities through a combination of internal and external development initiatives. Our third party development agreements generally provide for one of two types of payments. In some agreements we pay a non-recurring engineering fee for the development services against performance of specified milestones. Under these agreements, we expense the non-recurring engineering fee to research and development expense as it is incurred. In other agreements, we pay a royalty to the third party developer in connection with product sales. This may be in addition to, or in lieu of, any non-recurring engineering fee. In these cases, the royalty payments are charged to cost of goods sold in the period in which the revenue from the sale of the product is recognized.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related payroll expenses for executive and operational management, finance, human resources, information technology, sales and marketing, program management and administrative personnel. Other costs include facility expenses, employee travel, bank and financing fees, insurance, legal expense, internal and external commissions, collection fees, accounting, consulting and professional service providers, board of director expense, stockholder relations, amortization of intangible assets, depreciation expense of software and other fixed assets, and bad debt expense.

Critical Accounting Policies and Estimates

Management believes that the most critical accounting policies important to understanding our financial statements and financial condition are our policies concerning Revenue Recognition, Accounts Receivable, Inventories, and Warranty Costs.

Revenue Recognition

Our Revenue Recognition policy calls for us to recognize revenue on sales when ownership and title pass to the customer. We generally sell our products either FCA (Free Carrier) shipping port, or DDU (Delivery Duty Unpaid). When we ship FCA shipping port, title and risk of loss pass when product is received by the customer’s freight forwarder. When we ship DDU, title and risk of loss pass when product is received at the customer’s warehouse. Because our sales are characterized by large orders, the timing of when the revenue is recognized may have a significant impact on results of operations.

Accounts Receivable—Allowance for Doubtful Accounts

Under our Accounts Receivable policy, our management exercises judgment in establishing allowances for doubtful accounts based on information collected from individual customers. Several factors make these allowances significant to our financial position. We have traditionally experienced high customer concentration, resulting in large accounts receivable from individual customers. The determination of the credit worthiness of these customers and whether or not an allowance is appropriate could have a significant impact on our results of operations.

Inventories—Provision for Excess and Obsolete

Inventories are stated at the lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value or losses on inventory purchase commitments depend on various items, including factors related to customer demand, economic and competitive conditions, and technological advances or new product introductions by us or our customers that vary from our current expectations. The determination of the provision for excess and obsolete inventories requires significant management judgment and can have a significant impact on our results of operations.

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

Accounting Policies and Estimates

Please see “Note 3—Significant Accounting Policies” to our financial statements for a more complete discussion of the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

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

Annual Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations data and the percentages of total revenues.

	($ in thousands) Year Ended December 31,
	2011		2010		2009
Revenues	$54,128	100.0%	$45,430	100.0%	$50,819	100.0%
Cost of goods sold	41,202	76.1	37,923	83.5	42,534	83.7

Gross margin	12,926	23.9	7,507	16.5	8,285	16.3

Operating expenses
Research and development	2,288	4.3	2,449	5.4	3,825	7.5
Selling, general and administrative	8,013	14.8	10,176	22.4	13,267	26.1

Total operating expenses	10,301	19.1	12,625	27.8	17,092	33.6

Operating income (loss)	2,625	4.8	(5,118)	(11.3)	(8,807)	(17.3)
Other income (expense), net	(1,461)	(2.7)	(1,181)	(2.6)	(1,324)	(2.6)

Income (loss) before income taxes	1,164	2.1	(6,299)	(13.9)	(10,131)	(19.9)
Income tax provision	64	0.1	12	—	—	—

Net income (loss)	$1,100	2.0%	$(6,311)	(13.9)%	$(10,131)	(19.9)%

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Revenues

For the year ended December 31, 2011, which we refer to as 2011, revenues were $54.1 million compared to $45.4 million for the year ended December 31, 2010, which we refer to as 2010, representing a 19% increase.

Sales grew in our North America region in connection with the roll-out of our wire-line replacement terminals and in our MEA region in connection with our lower cost phones and modems. The gains in these markets were offset by lower sales in Europe, principally due to a decline in the average selling prices for our products, and in Latin America, where we have lost market share due to intense price competition from larger Chinese competitors.

In 2011, our revenues were derived principally from four customers, which together represented 76% of revenues, and individually represented 27%, 20%, 19% and 10% of revenues, respectively. In 2010, our revenues were derived principally from three customers, which together represented 77% of revenues, and individually represented 43%, 17% and 17% of revenues, respectively. Our revenues for 2011 consisted of 42% for voice products and 58% for data products. For 2010, our revenues consisted of 23% for voice products and 77% for data products. The increase in voice products, as a percentage of total revenue, was attributable to the sale of our terminal products in North America in 2011.

Our objective is to increase revenues through maintaining close relationships with our core customers and helping them expand their markets. At the same time, we are actively seeking opportunities where we have the ability to deliver products that address unique customer requirements with the potential to lead to significant sales.

Cost of Goods Sold

For 2011, cost of goods sold was $41.2 million compared to $37.9 million for 2010, an increase of 9%. This increase is mainly attributable to the 19% increase of revenues from the comparative periods partially offset by reductions in the average cost of our products.

Gross Margin

For 2011, gross margin as a percentage of revenues was 24% compared to 17% for 2010. The increased gross margin from the comparative periods was mainly attributable to product mix, the successful roll-out of our low cost gateway products, and the launch of our wire-line replacement units. In addition, gross margin was negatively affected in 2010 as a result of sales of aged inventory at low margins to avoid further obsolescence and as a result of intense price competition. In 2010, we expensed $721,000 of excess and obsolete inventory and aggressively priced certain aged inventory to generate cash and reduce the potential for additional obsolescence.

We do not expect any significant inventory write offs or non-recurring transactions in 2012. We are targeting gross margins from the mid-twenties to the low twenties. However, intense price competition and aggressive new product releases by our competitors could put additional pressure on gross margins.

Research and Development

For 2011, research and development expenses were $2.3 million compared to $2.4 million for 2010, a decrease of 7%. The decrease in expenses for 2011 compared to 2010 was mainly attributable to reduced outside engineering service expense. We incurred $608,000 for outside engineering service expense during 2010 to provide legacy product development support needed after the sale of our Axesstel Korea subsidiary in late 2009. The decrease in 2011 was partially offset by increased salary expense and development fees associated with the completion of our wire-line replacement unit and the launch of the MV600 product line—our 4G gateway device.

We anticipate that 2012 research and development expenses will remain at 2011 levels, with the exception of fluctuating certification and test fees from the launch of new products that we may incur.

Selling, General and Administrative

For 2011, selling, general and administrative expenses were $8.0 million compared to $10.2 million for 2010, a decrease of 21%. This decrease is mainly attributable to decreased bad debt expenses, decreased third party sales commissions, and lower amortization and depreciation cost from the comparative periods.

We expect selling, general and administrative expenses to remain stable in 2012, with the exception of fluctuating selling and operating expenses based on the revenue levels and the customer mix experienced during the year.

Other Income (Expense), net

For 2011, other income (expense) was a net expense of $1.5 million. Substantially all of the expense resulted from interest expense associated with debt and financing activities.

For 2010, other income (expense) was a net expense of $1.2 million. This amount was comprised of interest expense of $1.3 million associated with debt and financing activities, offset by other income of $150,000 from a gain on the sale of a patent.

Provision for Income Taxes

For the year ended December 31, 2011, we recorded an income tax provision of $64,000 for foreign income taxes. Currently, we have established a full reserve against all deferred tax assets.

For the year ended December 31, 2010, we recorded an income tax provision of $12,000 for foreign income taxes.

Net Income (Loss)

For the year ended December 31, 2011, net income was $1.1 million compared to net loss of $6.3 million for the year ended December 31, 2010.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Revenues

For the year ended December 31, 2010, which we refer to as 2010, revenues were $45.4 million compared to $50.8 million for the year ended December 31, 2009, which we refer to as 2009, representing a 11% decrease. The decrease in revenues is attributable to a decrease in sales in the Latin America region, which went from $15.5 million in 2009 to $9.2 million in 2010. Of this decline, approximately $5.2 million was attributable to business lost within our Puerto Rico market as the network operator in that market was acquired and changed network infrastructure. We attribute the additional decline to the decline in average selling prices for our products as compared to 2009, as well as general economic conditions within our markets in Latin America.

In 2010, our revenues were derived principally from three customers, which together represented 77% of revenues, and individually represented 43%, 17% and 17% of revenues, respectively. In 2009, our revenues were derived principally from three customers, which together represented 58% of revenues, and individually represented 30%, 18% and 10% of revenues, respectively. Our revenues for 2010 consisted of 23% for voice products and 77% for data products. For 2009, our revenues consisted of 29% for voice products and 71% for data products.

Cost of Goods Sold

For 2010, cost of goods sold was $37.9 million compared to $42.5 million for 2009, a decrease of 11%. This decrease in cost of goods sold was attributable to reduced revenues as compared to the prior year.

Gross Margin

For 2010, gross margin as a percentage of revenues was 17% compared to 16% for 2009. Gross margin was impacted in both 2010 and 2009 as a result of competitive pricing pressures, but also because of inventory write-offs and liquidations. We incurred some write-off of excess and obsolete inventory in connection with the introduction of our re-engineered product lines. In addition, we have aggressively priced certain aged inventory to generate cash and reduce the potential for additional obsolescence.

Research and Development

For 2010, research and development expenses were $2.4 million compared to $3.8 million for 2009, a decrease of 37%.

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

Selling, General and Administrative

For 2010, selling, general and administrative expenses were $10.1 million compared to $13.3 million for 2009, a decrease of 24%. This decrease was mainly attributable to reduced wage and decreased bad debt expense. As a percentage of revenue, selling, general and administration expenses decreased to 22% in 2010 from 26% in 2009.

Other Income (Expense), net

For 2010, other income (expense) was a net expense of $1.2 million. This amount was comprised of interest expense of $1.3 million associated from debt and financing activities, offset by other income of $150,000 from a gain on the sale of a patent.

For 2009, other income (expense) was a net expense of $1.3 million. This amount was comprised of interest expense of $1.1 million associated from debt and financing activities, and other expenses of $244,000, mainly associated with the sale of our Axesstel Korea subsidiary.

Provision for Income Taxes

For 2010, we recorded an income tax provision of $12,000 for foreign income taxes. Currently, we have established a full reserve against all deferred tax assets.

For 2009, no income tax provisions were recorded.

Net Loss

For 2010, net loss was $6.3 million compared to net loss of $10.1 million for 2009.

Liquidity and Capital Resources

Liquidity

At December 31, 2011, cash and cash equivalents was $850,000 compared to $77,000 at December 31, 2010. In addition, at December 31, 2011, accounts receivable were $8.9 million, compared to $7.7 million at December 31, 2010. At December 31, 2011, we had negative working capital of $11.8 million compared to negative working capital of $13.1 million at December 31, 2010. At December 31, 2011, we had bank financings of $6.1 million compared to $7.5 million at December 31, 2010.

For the year ended December 31, 2011, we generated $2.3 million of cash from operations which was derived from the cash net income of $1.5 million (net income adjusted for depreciation and amortization expense, stock based compensation, receivable and inventory provisions) and changes in operating assets and liabilities of $761,000. During the year ended December 31, 2011, we consumed $45,000 of cash from investing activities, and as of December 31, 2011, we did not have any significant commitments for capital expenditures. Financing activities used $1.4 million of cash during the year ended December 31, 2011, as cash collected from accounts receivable was used to repay bank financings.

Credit Terms with Manufacturers

We rely on a combination of accounts receivable financing and open credit terms from our manufacturing partners to fund our operating requirements. Generally, we order products from our contract manufacturers only upon receipt of a purchase order from a customer. Often, we can finance our accounts receivable and use the proceeds from that borrowing to pay our manufacturers. However, our contract manufacturers order certain parts with long lead times based on rolling sales forecasts that we provide. If our forecasts are inaccurate and our contract manufacturers do not use the long lead time parts, or if we have a customer notify us of their cancellation or inability to pay for a purchase order, our contract manufacturers have the right, after a specified period of time, to deliver the parts or finished goods inventory to us and demand payment.

We do not have any firm commitment from any of our contract manufacturers to extend open credit terms for any specific period of time. As we have diversified our manufacturing base, new manufacturers have generally required partial or full payments on initial orders before extending substantial credit to us. We expect to rely on credit terms from new contract manufacturers to support our working capital requirements. If our contract manufacturers restrict their credit terms with us, we may need to identify alternative manufacturers or secure additional capital in order to finance the production of our products.

We are currently past due in payments to one of our contract manufacturers. At December 31, 2011 we owed this manufacturer $8.8 million of which $7.2 million was past due under our open credit terms with this manufacturer. We entered into an arrangement with this manufacturer for 2011 in which we agreed to pay for products (along with a premium to bring down the past due amount) within three days of shipment. We complied with this agreement during 2011, but it has now expired. We are continuing to make payments to bring down the amount owed to this manufacturer, but do not have any formal plan or standstill agreement in place. We do not currently expect to place significant orders for products with this manufacturer in 2012.

Bank Financing

We have two bank financing arrangements. We maintain accounts receivable credit facilities that permits us to factor, on a recourse basis, certain credit insured accounts receivable. The factors under these facilities have the discretion to accept or reject any individual account receivable for factoring. The factors advance us 75% to 80% of the amount of the receivable. In some cases, the factors advance us funds upon the receipt of a customer purchase order prior to the product shipment and creation of the receivable. Borrowings for the amounts advanced bear interest ranging from 7% to 28% per annum and are secured by a lien on all of our receivables. At December 31, 2011, we had borrowings of $4.5 million under these facilities. We repay the amounts borrowed under these facilities as the underlying accounts receivable are paid. The lenders have indicated that they will allow us to borrow up to $14.0 million under these facilities, subject to their approval of the underlying account receivable.

In March 2011, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at December 31, 2011). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at December 31, 2011 and is due and payable on April 1, 2012.

We have approached our existing lenders and others to replace our accounts receivable credit facilities and enter into new facilities with lower borrowing costs. In addition, we are actively seeking to identify a source for term debt that would augment our working capital and reduce our dependency on the accounts receivable credit facilities. To date, we have received nonbinding indications of interest for providing funding, subject to the continuation of improved operating results. Except as described above, we do not have any other bank financing or credit facilities currently available to us.

Contractual Obligations and Commitments

The following summarizes our contractual obligations at December 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	More than 4 years
Short-term bank financings	$6,100	$6,100	$—	$—
Employment contracts	802	802	—	—
Operating leases (facilities)	287	131	156	—

Total	$7,189	$7,033	$156	$—

Our short-term bank financings include borrowings under our account receivable credit facilities and under our term loan with the commercial bank in China.

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause as of December 31, 2011, the severance expense due would be $802,000, plus payments equal to twelve months of continuing healthcare coverage under COBRA.

Our operating leases relate to our facilities leases. We occupy our corporate headquarters in the United States, comprising approximately 5,900 square feet of office space, pursuant to an amended lease agreement that expires in April 2014. The China facility is approximately 1,600 square feet and the lease term is based on a two year agreement that expires in November 2013. The Korea facility is 900 square feet and the lease term is based on an annual agreement.

Recent Accounting Pronouncements

Please see the sections entitled “Recent Accounting Pronouncements” contained in “Note 3—Significant Accounting Policies” to our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. At December 31, 2011, we had $850,000 in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at December 31, 2011, as these consisted of securities with maturities of less than three months.

Interest rates for our current bank debt agreements are based at rates ranging from 7% to 28% per annum. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. A one percent increase in the interest rates that we pay under our bank debt would have resulted in additional interest expense of $17,000 for the three-month period ended December 31, 2011.

Foreign Currency Exchange Rate Risk

During the year ended December 31, 2011, the majority of our revenue was generated outside the United States. In addition, most of our products were purchased from manufacturers in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from our contract manufacturers were denominated in United States dollars.

We maintain operations in China and Korea for which expenses are paid in the Chinese Yuan and Korean Won, respectively. Accordingly, we have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A one percent improvement in the exchange rate for the Chinese Yuan and the Korean Won versus the United States Dollar would have resulted in additional expense of $6,000 for the three-month period ended December 31, 2011.

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

Disclosure Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2011, our disclosure controls were effective at that “reasonable assurance” level.

Management’s Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules pertaining to smaller reporting companies that permit the company to provide only management’s report in this annual report.

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

Changes In Internal Controls over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Identification of Executive Officers.

The information under the caption “Certain Information with Respect to Executive Officers,” appearing in the Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Compliance with Section 16(a) of the Exchange Act,” appearing in the Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Code of Ethics.

The information under the caption “Code of Ethics” appearing in the Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Audit Committee.

The information under the caption “Information Regarding the Board and its Standing Committees,” appearing in the Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Relationships and Related Transactions and Director Independence,” appearing in the Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Principal Accountant Fees and Services,” appearing in the Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedules immediately following the signature page to this report on Form 10-K.

2. Index to Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2011, 2010 and 2009 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

SCHEDULE II

AXESSTEL, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2011	$930	$(157)	$253	$520
December 31, 2010	1,200	1,261	1,531	930
December 31, 2009	900	1,595	1,295	1,200
Reserve for Excess and Obsolete Inventories:
December 31, 2011	1,300	244	634	910
December 31, 2010	1,750	721	1,171	1,300
December 31, 2009	550	1,550	350	1,750
Warranty Reserve:
December 31, 2011	350	532	246	636
December 31, 2010	375	234	259	350
December 31, 2009	460	223	308	375

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

Date: February 17, 2012

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

Signature	Title	Date

/S/ H. CLARK HICKOCK H. Clark Hickock	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2012

/S/ PATRICK GRAY	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 17, 2012
Patrick Gray

/S/ OSMO A. HAUTANEN	Chairman	February 17, 2012
Osmo A. Hautanen

/S/ MARK D. FRUEHAN	Director	February 17, 2012
Mark Fruehan

/S/ RICHARD M. GOZIA	Director	February 17, 2012
Richard M. Gozia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Axesstel, Inc.

We have audited the consolidated balance sheets of Axesstel, Inc. (a Nevada corporation) and its wholly owned subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2011, 2010 and 2009. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts for the years ended December 31, 2011, 2010 and 2009, as listed in the accompanying index under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axesstel, Inc. and its wholly subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years ended December 31, 2011, 2010 and 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, although the Company generated net income in 2011, the Company has historically incurred substantial losses from operations and the Company may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months. Additionally, there is uncertainty as to the impact that the worldwide economic downturn may have on the Company’s operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.

February 15, 2012

Santa Monica, California

AXESSTEL, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$849,510	$77,099
Accounts receivable, less allowance for doubtful accounts of $520,000 and $930,000 at December 31, 2011 and 2010, respectively	8,900,508	7,716,953
Inventories, net	534,000	1,044,422
Supplier advances	843,076	316,240
Prepayments and other current assets	197,688	219,541

Total current assets	11,324,782	9,374,255

Property and equipment, net	61,578	119,531

Other assets:
Licenses, net	90,000	210,000
Other, net	20,952	46,523

Total other assets	110,952	256,523

Total assets	$11,497,312	$9,750,309

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,466,142	$10,792,595
Bank financings	6,100,435	7,487,274
Accrued commissions	474,455	870,000
Accrued royalties	1,424,000	1,311,000
Accrued warranties	636,000	350,000
Other accrued expenses and current liabilities	2,027,482	1,703,516

Total current liabilities	23,128,514	22,514,385

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 23,799,731 and 23,683,482 shares issued and outstanding at December 31, 2011 and 2010, respectively	2,380	2,368
Additional paid-in capital	40,079,137	39,952,249
Accumulated other comprehensive loss	(117,011)	(23,100)
Accumulated deficit	(51,595,708)	(52,695,593)

Total stockholders’ deficit	(11,631,202)	(12,764,076)

Total liabilities and stockholders’ deficit	$11,497,312	$9,750,309

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010	2009
Revenues	$54,127,742	$45,430,443	$50,818,893
Cost of goods sold	41,201,806	37,923,470	42,534,373

Gross margin	12,925,936	7,506,973	8,284,520

Operating expenses
Research and development	2,287,898	2,448,385	3,824,884
Selling, general and administrative	8,013,118	10,176,266	13,267,317

Total operating expenses	10,301,016	12,624,651	17,092,201

Operating income (loss)	2,624,920	(5,117,678)	(8,807,681)

Other income (expense)
Interest expense, net	(1,460,930)	(1,331,464)	(1,079,822)
Other, net	0	149,755	(243,961)

Total other income (expense)	(1,460,930)	(1,181,709)	(1,323,783)

Income (loss) before income tax provision	1,163,990	(6,299,387)	(10,131,464)
Income tax provision	64,105	11,947	0

Net income (loss)	$1,099,885	$(6,311,334)	$(10,131,464)

Earnings (loss) per share
Basic	$0.05	$(0.27)	$(0.43)

Diluted	$0.05	$(0.27)	$(0.43)

Weighted average shares outstanding
Basic	23,698,013	23,579,326	23,352,076
Diluted	23,698,013	23,579,326	23,352,076

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2008	23,228,982	$2,323	$39,344,303	$(309,445)	$(36,252,795)	$2,784,386
Stock issued to Board of Directors	227,250	23	43,723	0	0	43,746
Stock-based compensation	0	0	372,000	0	0	372,000
Cumulative translation adjustment	0	0	0	309,445	0	309,445
Net loss	0	0	0	0	(10,131,464)	(10,131,464)

Balances at December 31, 2009	23,456,232	2,346	39,760,026	0	(46,384,259)	(6,621,887)

Stock issued to Board of Directors	227,250	22	56,223	0	0	56,245
Stock-based compensation	0	0	136,000	0	0	136,000
Cumulative translation adjustment	0	0	0	(23,100)	0	(23,100)
Net loss	0	0	0	0	(6,311,334)	(6,311,334)

Balances at December 31, 2010	23,683,482	2,368	39,952,249	(23,100)	(52,695,593)	(12,764,076)

Stock issued to Board of Directors	116,249	12	27,888	0	0	27,900
Stock-based compensation	0	0	99,000	0	0	99,000
Cumulative translation adjustment	0	0	0	(93,911)	0	(93,911)
Net income	0	0	0	0	1,099,885	1,099,885

Balances at December 31, 2011	23,799,731	$2,380	$40,079,137	$(117,011)	$(51,595,708)	$(11,631,202)

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,099,885	$(6,311,334)	$(10,131,464)
Adjustments to reconcile net income (loss) to net cash provided by ( used in) operating activities:
Depreciation and amortization	222,861	676,314	1,276,641
(Gain) loss on sale of assets	0	(150,000)	276,879
Stock-based compensation	126,900	192,245	415,746
Provision for losses on accounts receivable	(156,700)	1,260,792	1,595,058
Provision for inventory obsolescence	243,750	721,111	1,550,000
(Increase) decrease in:
Accounts receivable	(1,026,855)	2,180,547	14,692,914
Inventories	266,672	1,159,855	(3,157,812)
Supplier advances	(526,836)	(248,740)	1,119,825
Prepayments and other current assets	21,853	235,995	309,294
Other assets	25,571	(52,150)	7,723
Increase (decrease) in:
Accounts payable	1,673,547	(1,836,518)	(6,694,621)
Accrued expenses and other liabilities	327,421	(1,462,279)	(1,735,228)

Total adjustments	1,198,184	2,677,172	9,656,419

Net cash provided by (used in) operating activities	2,298,069	(3,634,162)	(475,045)

Cash flows from investing activities:
Proceeds from sale of assets	0	150,000	250,000
Proceeds from note receivable	0	0	241,976
Acquisition of property and equipment	(44,908)	(19,701)	(235,459)

Net cash provided by (used in) investing activities	(44,908)	130,299	256,517

Cash flows from financing activities:
Net proceeds (payments) of bank financing	(1,386,839)	3,001,956	(906,024)

Net cash provided by (used in) financing activities	(1,386,839)	3,001,956	(906,024)

Cumulative translation adjustment	(93,911)	(23,100)	64,347

Net increase (decrease) in cash and cash equivalents	772,411	(525,007)	(1,060,205)

Cash and cash equivalents at beginning of year	77,099	602,106	1,662,311

Cash and cash equivalents at end of year	$849,510	$77,099	$602,106

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,460,930	$1,327,028	$989,258
Income tax	$36,757	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

Notes to Consolidated Financial Statements

December 31, 2011

1. THE COMPANY

Axesstel, Inc. (“we”, “Axesstel” or the “Company”) provides fixed wireless voice and broadband data access products for worldwide telecommunications. Our product portfolio includes fixed wireless phones, wire-line replacement terminals, and 3G and 4G broadband gateway devices used to access voice calling and high-speed data services.

Axesstel was originally formed in July 2000 as a California corporation (“Axesstel California”) and through a reverse merger in August 2002 became Axesstel, Inc., a Nevada corporation.

2. LIQUIDITY AND GOING CONCERN

Although we generated net income of $1.1 million for the year ended December 31, 2011, we have experienced significant net losses to date from operations. At December 31, 2011, we had cash and cash equivalents of $850,000, negative working capital of $11.8 million, and stockholders’ deficit of $11.6 million.

We incurred losses in 2009 and 2010 which reduced our working capital position from $241,000 at December 31, 2008 to a deficit of $11.8 million at December 31, 2011. While we generated net income in the year ended December 31, 2011 and improved our working capital position, because of our limited cash position, any significant reduction in cash flow from operations could have an impact on our ability to fund operations.

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

We currently maintain accounts receivable credit facilities that permit us to factor, on a limited recourse basis, certain credit insured accounts receivable. The lenders have the discretion to accept or reject any individual account receivable for factoring. For accepted accounts, the lenders advance us 75% to 80% of the amount of the receivable. The amounts advanced bear interest at rates ranging from 7% to 28% per annum and are secured by a lien on all of our receivables. We repay the amounts borrowed under the facilities as the underlying accounts receivable are paid. At December 31, 2011, we had borrowings of $4.5 million under these credit facilities. The lenders have indicated that they will allow us to borrow up to $14.0 million under these facilities, subject to their approval of the underlying account receivable.

In March 2011, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at December 31, 2011). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at December 31, 2011.

In addition to credit facilities, we have relied on open credit terms with our manufacturing partners to fund our operating requirements. We are currently past due in payments to one of our contract manufacturers. At December 31, 2011, we owed this manufacturer $8.8 million of which $7.2 million was past due under our open credit terms with this manufacturer. We entered into an arrangement with this manufacturer for 2011 in which we agreed to pay for products (along with a premium to bring down the past due amount) within three days of shipment. We complied with this agreement during 2011, but it has now expired. We are continuing to make payments to bring down the amount owed to this manufacturer, but do not have any formal plan or standstill agreement in place. We do not currently expect to place significant orders for products with this manufacturer in 2012. A change in open credit terms from this contract manufacturer, or any change in credit terms from our other contract manufacturers, could disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

We are also working with contract manufacturers where we do not have a substantial payment history. These manufacturers currently require payment of some portion of the purchase price upon order, with the balance due on open credit terms or upon shipment. In some instances we are using purchase order financing to provide the capital for these orders. We are evaluating additional manufacturing and financing arrangements to increase our available working capital and to allow us to grow our business without the sale of additional debt or equity securities.

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

Because of our historic net losses and negative working capital position, our independent auditors, in their report on our financial statements for the year ended December 31, 2011, expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and operating results of Axesstel and its wholly-owned subsidiaries Axesstel Shanghai, LTD. and Axesstel Korea, Inc. We sold all of our ownership interest in Axesstel Korea, Inc. in a transaction that was completed on November 15, 2009 (See Note #16). All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations from our foreign customers are typically secured either by letters of credit or credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At December 31, 2011 and 2010, the allowance for doubtful accounts was $520,000 and $930,000, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out method), based on actual cost charged by the supplier, or market. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. At December 31, 2011 and 2010, the reserve for excess and obsolete inventory was $910,000 and $1.3 million, respectively.

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

During the years ended December 31, 2011 and 2010, we determined that there was no impairment to long-lived assets.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of our accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. We generally sell our products either FCA (Free Carrier) shipping port, or DDU (Delivery Duty Unpaid). When we ship FCA shipping port, title and risk of loss pass when product is received by the customer’s freight forwarder. When we ship DDU, title and risk of loss pass when product is received at the customer’s warehouse. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At December 31, 2011 and 2010, there was no allowance for sales returns.

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

During the years ended December 31, 2011, 2010 and 2009, warranty costs amounted to $532,000, $234,000, and $223,000, respectively. At December 31, 2011 and 2010, we established a warranty reserve of $636,000 and $350,000, respectively, to cover service costs over the remaining lives of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the years ended December 31, 2011, 2010 and 2009 include stock-based compensation costs of $127,000, $192,000, and $416,000, respectively. Following is a summary of stock-based compensation costs by income statement classification:

	Years ended December 31,
	2011	2010	2009
Research and development	$13,000	$16,000	$96,000
Selling, general and administrative	114,000	176,000	320,000

Total	127,000	192,000	416,000

Tax effect on share-based compensation	0	0	0

Net effect on net income (loss)	$127,000	$192,000	$416,000

Effect on earnings per share:
Basic	$0.01	$0.01	$0.02
Diluted	$0.01	$0.01	$0.02

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

The following weighted-average assumptions were utilized for the calculations during each period:

	Years ended December 31,
	2011	2010	2009
Expected life (in years)	6.0	6.0	6.0
Weighted average volatility	100%	100%	98%
Forfeiture rate	0%	0%	0%
Weighted average risk-free interest rate	1.49%	2.65%	1.89%
Expected dividend yield	0%	0%	0%

Stock Option Exchange Program

On May 12, 2010, the compensation committee of our board of directors approved a one-time stock option exchange program (the “Exchange Program”) with respect to options that had been issued under various option plans. Under the Exchange Program, our current employees were offered the opportunity to exchange certain outstanding options to purchase common stock for a lesser number of new options (as determined in accordance with the exchange ratios below).

Eligible options under the Exchange Program consisted of grants held by existing employees with exercise prices of $0.28 or higher. Eligible options were exchanged for new options on the basis of two, three, or four eligible options for each new option granted. The new options were issued at an exercise price of $0.08 per share, the closing price on the exchange date of May 12, 2010.

In establishing the exchange ratios, our compensation committee considered the value of the eligible options being surrendered versus the value of the new options. At these exchange ratios, the value of the eligible options surrendered exceeds the value of the new options being granted on the exchange date. These valuations are based on a Black Scholes model of the weighted average exercise price for the eligible options within a given exercise range versus the value of the new options. The Black Scholes calculation was conducted using an estimated term of 5 or 6 years, annualized volatility of 100%, no anticipated dividend yield and a risk free rate of 2.29%.

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

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2011, 2010 and 2009, we have no unrecognized tax benefits.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. For the years ended December 31, 2011, 2010 and 2009, 3,907,557, 3,450,558 and 3,776,945 potentially dilutive shares, respectively, are excluded from the computation because they are anti-dilutive.

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss) attributable to common stockholders	$1,099,885	$(6,311,334)	$(10,131,464)

Denominator:
Basic earnings per share—weighted average shares	23,698,013	23,579,326	23,352,076
Effect of dilutive securities:
Stock options and warrants	0	0	0

Diluted earnings per share—adjusted weighted average shares	23,698,013	23,579,326	23,352,076

Basic earnings (loss) per share	$0.05	$(0.27)	$(0.43)

Diluted earnings (loss) per share	$0.05	$(0.27)	$(0.43)

Foreign Currency Exchange Gains and Losses

Our reporting currency is the U.S. dollar. The functional currency of our foreign subsidiary is the Chinese Yuan. During 2009, the functional currency of our foreign subsidiary was the Korean Won. Our subsidiary’s assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of cumulative other comprehensive income (loss) in stockholders’ equity (deficit). Foreign currency transaction gains and losses are recorded in the statements of operations as a component of other income (expense).

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

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$1,099,885	$(6,311,334)	$(10,131,464)
Other comprehensive income (loss):
Foreign currency translation adjustment	(93,911)	(23,100)	309,445

Comprehensive income (loss)	$1,005,974	$(6,334,434)	$(9,822,019)

Certain Risks and Concentrations

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations from our foreign customers and distributors are typically secured either by letters of credit or by credit insurance.

Significant management judgment is required to determine the allowances for sales returns and doubtful accounts.

Our products include components subject to rapid technological change. Significant technological change could adversely affect our operating results and subject us to product obsolescence. Under our supply agreements with our contract manufacturers we generally do not take product into inventory. We typically order product only when we have received a binding purchase order from a customer. Our contract manufacturers then manufacture the product, which is shipped directly to the customer. However, our contract manufacturers order certain parts with long lead times based on rolling sales forecasts that we provide. In the event that our forecasts are incorrect and our contract manufacturers do not use the long lead time parts, or if we have a customer notify us of their cancellation or inability to pay for a purchase order, our contract manufacturers have the right, after a specified period of time, to deliver the raw material or finished goods inventory to us and demand payment. To the extent that the products have become obsolete, we may not be able to use the raw materials or to sell the finished goods inventory at prices sufficient to cover our costs or at all.

During 2011, 76% of our revenues were from four customers, comprised of 27%, 20%, 19% and 10%. Those customers were located in The United States, Poland, Scandinavia, and Saudi Arabia, respectively. At December 31, 2011, the amounts due from such customers were $2.5 million, $3.6 million, $828,000, and $963,000, respectively, which were included in accounts receivable.

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

As of December 31, 2011, we maintained inventory of $494,000 in China. In addition, the majority of our $8.9 million of accounts receivable at December 31, 2011 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $1.4 million, $1.4 million, and $1.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Reclassifications

Certain reclassifications have been made to the 2010 and 2009 financial statements to conform to the 2011 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

4. INVENTORIES

Inventories consisted of the following:

	December 31, 2011	December 31, 2010
Raw materials	$68,566	$18,084
Finished goods	1,375,434	2,326,338

	1,444,000	2,344,422
Less reserves for excess and obsolete inventories	(910,000)	(1,300,000)

	$534,000	$1,044,422

5. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	December 31, 2011	December 31, 2010
Prepaid taxes	$24,810	$0
Prepaid insurance	99,885	127,738
Other	72,993	91,803

	$197,688	$219,541

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2011	December 31, 2010
Machinery and equipment	$317,923	$317,923
Office furniture and equipment	249,004	473,686
Software	2,948,714	2,916,002
Leasehold improvements	0	30,085

	3,515,641	3,737,696
Accumulated depreciation and amortization	(3,454,063)	(3,618,165)

	$61,578	$119,531

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

All of our licenses have no fixed termination dates and we have assigned estimated lives ranging from two to ten years. The licenses consisted of the following:

	December 31, 2011	December 31, 2010
Licenses	$3,540,000	$3,540,000
Accumulated amortization	(3,450,000)	(3,330,000)

	$90,000	$210,000

Amortization expense related to these licenses amounted to $120,000, $385,000, and $610,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Estimated amortization expense for 2012 is $90,000.

8. OTHER ASSETS

Other assets consisted of the following:

	December 31, 2011	December 31, 2010
Deposits	$20,952	$46,523
Patents and trademarks, net	0	0

	$20,952	$46,523

9. BANK FINANCINGS

As of December 31, 2011 and December 31, 2010, we had outstanding loans of $6.1 million and $7.5 million, respectively. We currently have two active types of bank financing arrangements—accounts receivable financings and a term loan. In addition, we entered into a short-term loan agreement to purchase inventory during the second quarter of 2011 which has since been repaid.

Our principal credit arrangements provide factoring for certain credit insured accounts receivable and are collateralized by all of our accounts receivable. The factors, in their sole discretion, determine whether or not they will accept each receivable based upon the credit risk of each individual receivable or account. Once a receivable is approved, we sell the receivable to these factors on a limited recourse basis. The factors advance us 75% to 80% of the amount of the receivable. In some cases, the factors advance us funds upon the receipt of a customer purchase order prior to the product shipment and creation of the receivable. The factors charge us interest at rates ranging from 7% to 28% per annum on the amount advanced and withhold the interest from the final payment to us on collection. In the event of a commercial dispute on the receivable, the factors have the right to demand that we repurchase the receivable and refund any advances to these factors. During the year ended December 31, 2011, the factors purchased $28.1 million of gross receivables. Since the factors acquire the receivables with recourse, we record the gross receivables and record a liability to the factors for funds advanced to us from these factors. At December 31, 2011, accounts receivable included $5.7 million of gross factored receivables of which $4.5 million was owed to the factors and recorded as bank financings.

In March 2011, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at December 31, 2011). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at December 31, 2011.

In May 2011, we entered into a loan transaction whereby we borrowed $804,000 to purchase inventory under a special auction process. This inventory was purchased and subsequently used in the production of our products. The loan agreement had a 40 day repayment term with a fixed interest payment of $100,000. This loan was repaid in June 2011.

10. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following:

	December 31, 2011	December 31, 2010
Customer advances	$149,860	$335,348
Accrued payroll, taxes and benefits	991,011	270,980
Accrued foreign sales tax	282,400	557,000
Accrued income taxes	65,201	0
Accrued interest	66,660	123,223
Accrued legal and professional fees	100,000	100,000
Accrued operating expenses	372,350	316,965

	$2,027,482	$1,703,516

11. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	2011	2010	2009
Current tax provision:
Federal	$0	$0	$0
State	0	0	0
Foreign	64,105	11,947	0

	64,105	11,947	0

Deferred tax provision (benefit):
Federal	230,000	(2,806,000)	(3,796,000)
State	98,000	(303,000)	(750,000)
Valuation allowance	(328,000)	3,109,000	4,546,000

	0	0	0

Income tax provision :	$64,105	$11,947	$0

Current tax provisions are based upon each year’s income taxable for federal and state reporting purposes. Deferred tax provisions (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

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

Significant components of our net deferred tax asset or liability at December 31, 2011 and 2010 are as follows:

	2011	2010
Net operating loss	$19,516,000	$19,203,000
Compensation	178,000	260,000
Legal reserve	20,000	20,000
Accrued warranty	253,000	140,000
Inventory	362,000	518,000
Bad debt reserve	207,000	370,000
Accumulated depreciation	718,000	674,000
Capital loss	986,000	995,000
SFAS 123R	128,000	623,000
Contributions	0	0
State tax	0	0
Credits	767,000	660,000

Total gross deferred tax assets	23,135,000	23,463,000
Valuation allowance	(23,135,000)	(23,463,000)

Net deferred tax assets	$0	$0

In assessing the realizability of deferred tax assets at December 31, 2011 and 2010, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on our analysis, we concluded not to retain a deferred tax asset since it is uncertain whether we can utilize this asset in future periods. Therefore, we have established a full reserve against this asset. The valuation allowance was $23,135,000 and $23,463,000 for the years ended December 31, 2011 and 2010.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2011, 2010 and 2009 follows:

	2011	2010	2009
Expected tax at 34%	$373,961	$(2,145,854)	$(3,444,698)
Change in valuation allowance	(328,000)	3,109,000	4,546,000
Deferred true ups, not benefited	60,000	(728,000)	0
State income tax, net of federal tax	86,628	(207,612)	(491,192)
Non-deductible expenses	19,917	27,989	129,427
Foreign income differential	(79,731)	2,579	23,696
Research credits	(67,783)	(44,613)	0
Capital loss	0	0	(764,100)
Other	(887)	(1,542)	867

Provision (benefit) for income taxes	$64,105	$11,947	$0

At December 31, 2011, we had federal and state net operating loss carryforwards of approximately $53,226,000 and $24,315,000, respectively. The federal and state loss carryforwards begin to expire in 2023 and 2015 respectively, unless previously utilized. We also had federal and state research credit carryforwards of $412,000 and $537,000, respectively. The federal research credit carryforwards will begin expiring in 2024, unless previously utilized. The state research credit will carry forward indefinitely.

At December 31, 2011, we had federal and state capital loss carryforwards of $2,475,000 and $2,475,000, respectively. The capital loss carryforwards will expire in 2014 unless previously utilized.

Pursuant to Internal Revenue Code Section 382, the use of our net operating loss carryforwards will be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2011 and 2010, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S., California, Korea and China. Our tax years for 2007 and forward are subject to examination by our tax authorities. We are not currently under examination by any tax authority.

12. STOCKHOLDERS’ DEFICIT

Common Stock - 2011 Activity

During the year ended December 31, 2011, we granted 116,249 shares of our common stock to our non-employee directors as part of their annual compensation package. The fair value of these grants was $0.24 per share based on the market price at the date the grants were issued. These stock grants vest monthly over a period of twelve months.

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

Stock Option Activity

Prior to the adoption of the 2004 Equity Plan, we adopted three stock option plans which were approved by the Board of Directors, reserving a total of 2,893,842 shares, which are referred to as the Prior Plans. The Prior Plans were adopted on September 16, 2002 (911,671 shares), March 5, 2003 (982,171 shares) and September 29, 2003 (1,000,000 shares), of which options to purchase 2,857,000 shares of common stock had been granted under these plans. Each of these plans provided for the issuance of non-statutory stock options to employees, directors and consultants, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. All options granted under the Prior Plans vested quarterly over three years. As of September 2004, no additional options may be granted under the Prior Plans. Options with respect to 521,167 shares are outstanding under the Prior Plans as of December 31, 2011.

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

Awards under the 2004 Equity Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights, and cash awards. We granted to certain of our employees and directors options to purchase 975,000 shares of common stock under the plan in 2011, 980,000 in 2010, and 958,000 in 2009.

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

As of December 31, 2011, we have 3,320,416 outstanding options under the 2004 Equity Plan.

A summary of our stock option activity and related information is as follows:

	2011		2010		2009
Option Summary	Options	Weighted Average Exercise Price ($)	Options	Weighted Average Exercise Price ($)	Options	Weighted Average Exercise Price ($)
Outstanding-beginning of year	3,251,250	0.64	3,622,637	1.40	2,786,557	1.77
Granted	975,000	0.17	1,547,083	0.09	958,000	0.29
Exercised	0	0.00	0	0.00	0	0.00
Forfeited/Expired/Exchanged	(384,667)	0.19	(1,918,470)	1.66	(121,920)	1.05

Outstanding-end of year	3,841,583	0.56	3,251,250	0.64	3,622,637	1.40

The weighted-average grant-date fair value of options granted during the year ended December 31, 2011, was $0.13.

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2011.

	Total Outstanding			Total Exercisable
Price Range	# of Options	Weighted Average Exercise Price ($)	Life	# of Options	Weighted Average Exercise Price ($)
$0.08 to $0.99	3,269,916	0.20	8.0	1,863,041	0.24
$1.00 to $1.99	10,000	1.44	4.7	10,000	1.44
$2.00 to $2.99	461,667	2.49	2.2	461,667	2.49
$3.00 to $3.41	100,000	3.41	3.5	100,000	3.41

	3,841,583	0.56	7.2	2,434,708	0.80

The intrinsic value of exercisable options at December 31, 2011 was $193,000.

A summary of the status of the Company’s nonvested options as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

Nonvested Options	Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at January 1, 2011	1,650,937	0.10
Granted	975,000	0.17
Vested	(1,025,561)	0.10
Forfeited/Expired/Exchanged	(193,501)	0.09

Nonvested at December 31, 2011	1,406,875	0.15

As of December 31, 2011, there was $162,000 of total unrecognized compensation cost related to nonvested option-based compensation arrangements granted under the 2004 Equity Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The recognized compensation cost for the year ended December 31, 2011 was $99,000.

Stock Warrant Activity

We did not issue any warrants in 2011, 2010 or 2009. A summary of our warrant activity and related information is as follows:

	2011		2010		2009
Warrant Summary	Warrants	Wt Average Exercise Price ($)	Warrant	Wt Average Exercise Price ($)	Warrants	Wt Average Exercise Price ($)
Outstanding-beginning of year	199,308	2.38	199,308	2.38	259,275	2.56
Granted	0	0.00	0	0.00	0	0.00
Exercised	0	0.00	0	0.00	0	0.00
Forfeited/Expired	(133,334)	3.53	0	0.00	(59,967)	3.16

Outstanding-end of year	65,974	0.07	199,308	2.38	199,308	2.38

The intrinsic value of exercisable warrants at December 31, 2011 was $16,000 and have an expiration date of May 1, 2012.

13. SEGMENT INFORMATION

We operate and track our results in one operating segment, wireless access products. We track revenues and assets by geographic region and by product line, but do not manage operations by region.

Revenues by geographic region based on customer locations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Revenues
Europe	$24,309,410	$30,089,002	$26,597,687
North America (United States and Canada)	17,966,732	3,533,902	2,992,777
MEA	5,967,203	2,261,086	5,481,360
Latin America	5,691,409	9,244,730	15,520,989
Asia	192,988	301,723	226,080

Total revenues	$54,127,742	$45,430,443	$50,818,893

Our data product line consists of 3G and 4G broadband modems and gateway devices. Our voice product line consists of fixed wireless phones and wire-line replacement terminals. Revenues by product line for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Revenues
Data Products	$31,211,632	$34,943,777	$36,050,824
Voice Products	22,916,110	10,486,666	14,768,069

Total revenues	$54,127,742	$45,430,443	$50,818,893

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary quarterly financial data for 2011 and 2010 consists of the following:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Revenues	$12,637,030	$7,539,886	$17,061,864	$16,888,962
Gross margin	2,547,087	1,866,908	4,174,318	4,337,623
Net income (loss)	(538,753)	(687,264)	1,306,633	1,019,269
Basic earnings ( loss) per share	$(0.02)	$(0.03)	$0.06	$0.04

Diluted earnings (loss) per share	$(0.02)	$(0.03)	$0.05	$0.04

2010
Revenues	$15,476,489	$11,201,874	$9,079,429	$9,672,651
Gross margin	2,591,043	2,047,651	1,619,062	1,249,217
Net loss	(1,407,079)	(1,360,139)	(1,124,505)	(2,419,611)
Basic loss per share	$(0.06)	$(0.06)	$(0.05)	$(0.10)

Diluted loss per share	$(0.06)	$(0.06)	$(0.05)	$(0.10)

15. COMMITMENTS AND CONTINGENCIES

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

We lease additional commercial properties in China and Korea for our operations and research and development teams. The China facility is approximately 1,600 square feet and the lease term is based on a two year agreement that expires in November 2013. The Korea facility is 900 square feet and the lease term is based on an annual agreement. The average basic monthly rent is approximately $3,000 during the lease periods for both of these two facilities.

Minimum annual lease payments are as follows:

Year Ending December 31,	Total Amount
2012	$131,000
2013	123,000
2014	33,000

$287,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for each of the years ended December 31, 2011, 2010 and 2009 amounted to $158,000, $456,000, and $639,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause as of December 31, 2011, the severance expense due would be $802,000, plus payments equal to twelve month’s of continuing healthcare coverage under COBRA.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At December 31, 2011, we were not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

16. SALE OF AXESSTEL KOREA

Effective November 15, 2009, we sold our Axesstel Korea subsidiary to Gtelcomm Co. Ltd., a Korean corporation. The transaction was structured as a stock sale, in which we transferred all of the issued and outstanding shares of Axesstel Korea to Gtelcomm. The sale price was $500,000, with $250,000 paid in 2009. The remaining $250,000 has not been paid, and we have engaged counsel in Korea to bring an action against Gtelcomm for payment of that installment. Pending resolution of that action we had established a full reserve against the final $250,000 payment in 2010. The net book value of the assets held by Axesstel Korea was $777,000 at the time of sale. The corresponding net loss resulting from the sale of Axesstel Korea was recorded to other income (expense) in our 2009 consolidated statement of operations outlined as follows:

Prepayments and other current assets	$18,000
Property and Equipment, net	443,000
Other Assets, net	71,000
Realized translation loss	245,000

Total Book Value	777,000
Less Selling Price	(500,000)

Loss on Sale	$277,000

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Articles of Incorporation of the registrant, as amended (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

4.1	Specimen Common Stock Certificate (incorporated by reference to exhibits to registrant’s Form SB-2 filed on February 4, 2005)

4.2	Form of Warrant Agreement to Mike H.P. Kwon and Satori Yukie (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.1	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004 (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending June 30, 2004 filed on August 16, 2004)

10.2	First Amendment to Office Lease dated June 2, 2005 between the registrant and R&D Portfolio Holdings LLC (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

10.3	Second Amendment to Lease dated January 24, 2011 between the registrant and IPERS Centerpark Plaza I&H, Inc. (incorporated by reference to exhibits to registrant’s Form 10-K for the year ended December 31, 2010 filed on March 29, 2011).

10.4	Form of Indemnity Agreement for directors and executive officers of the registrant (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.5	Employment Agreement with Clark Hickock dated March 13, 2008* (incorporated by reference to exhibits to registrant’s Form 8-K filed on March 17, 2008)

10.6	Letter Agreement with Patrick Gray dated February 11, 2004* (incorporated by reference to exhibits to registrant’s Form 10-QSB/A for the period ending March 31, 2004, filed on September 7, 2004)

10.7	Employment Agreement with Stephen Sek dated October 20, 2006* (incorporated by reference to exhibits to registrant’s Form 8-K filed on October 26, 2006)

10.8	Severance Compensation Agreement dated February 26, 2010 between the registrant and Patrick Gray* (incorporated by reference to exhibits to registrant’s Form 8-K filed on February 28, 2010).

10.9	Severance Compensation Agreement dated February 26, 2010 between the registrant and Stephen Sek* (incorporated by reference to exhibits to registrant’s Form 8-K filed on February 28, 2010).

10.10	Form Notice of Grant of Stock Option (September 2002, March 2003 and September 2003 Option Pools)* (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.11	Form Stock Option Agreement (September 2002, March 2003 and September 2003 Option Pools)* (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.12	2004 Equity Incentive Plan* (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.13	Form of Stock Option Agreement (2004 Equity Incentive Plan)* (incorporated by reference to exhibits to registrant’s Form 8-K filed on January 12, 2005)

10.14	Form of Stock Award Agreement (2004 Equity Incentive Plan)* (incorporated by reference to exhibits to registrant’s Form 8-K filed on January 12, 2005)

10.15	Subscriber Unit License Agreement between Axesstel California and Qualcomm Incorporated dated November 14, 2000, as amended+ (incorporated by reference to exhibits to registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004)

Exhibit No.	Document Description
10.16	Component Supply Agreement between QUALCOMM CDMA Technologies Asia-Pacific PTE LTD. and Axesstel-California, dated February 28, 2001, as amended+ (incorporated by reference to exhibits to registrant’s Form SB-2 filed on February 4, 2005)

10.17	Translation of Working Capital Loan Contract between Axesstel (Shanghai) Ltd. and Bank of Communications Company Ltd. dated March 31, 2011 (incorporated by reference to exhibits to registrant’s Form 10-Q for the period ending March 31, 2011, filed on May 12, 2011)

21.1	Subsidiaries of the registrant

23.1	Consent of Gumbiner Savett Inc.

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release issued on February 16, 2012 reporting financial results for the quarter and year ended December 31, 2011 (incorporated by reference to exhibits to registrant’s Form 8-K filed on February 16, 2012).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, or compensatory plan or arrangement.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission and are marked by an asterisk.