Form 10-Q
period 2012-03-31
AXESSTEL INC
filed 2012-05-15
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 11, 2012
Common Stock, $0.0001 per share	23,799,731 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March  31, 2012

-i-

EXPLANATORY NOTE

In this report, unless the context otherwise requires, the terms “Axesstel,” “Company,” “we,” “us,” and “our” refer to Axesstel, Inc., a Nevada corporation, and our wholly owned subsidiary Axesstel Shanghai, Ltd.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “targets,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report and in our 2011 Annual Report on Form 10-K, as well as in other reports and documents we file with the SEC.

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,941,003	$849,510
Accounts receivable, less allowance for doubtful accounts of $440,000 and $520,000 at March 31, 2012 and December 31, 2011, respectively	9,636,701	8,900,508
Inventories, net	155,000	534,000
Supplier advances	927,630	843,076
Prepayments and other current assets	194,557	197,688

Total current assets	12,854,891	11,324,782

Property and equipment, net	70,697	61,578

Other assets:
Licenses, net	71,979	90,000
Other, net	20,952	20,952

Total other assets	92,931	110,952

Total assets	$13,018,519	$11,497,312

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$12,756,658	$12,466,142
Bank financings	6,695,539	6,100,435
Accrued commissions	443,000	474,455
Accrued royalties	1,635,000	1,424,000
Accrued warranties	397,000	636,000
Other accrued expenses and current liabilities	2,239,392	2,027,482

Total current liabilities	24,166,589	23,128,514

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 23,799,731 shares issued and outstanding at March 31, 2012 and December 31, 2011	2,380	2,380
Additional paid-in capital	40,107,137	40,079,137
Accumulated other comprehensive loss	(134,147)	(117,011)
Accumulated deficit	(51,123,440)	(51,595,708)

Total stockholders’ deficit	(11,148,070)	(11,631,202)

Total liabilities and stockholders’ deficit	$13,018,519	$11,497,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues	$12,032,001	$12,637,030
Cost of goods sold	8,855,130	10,089,943

Gross margin	3,176,871	2,547,087

Operating expenses
Research and development	576,059	491,943
Sales and marketing	737,725	1,301,238
General and administrative	1,002,168	963,708

Total operating expenses	2,315,952	2,756,889

Operating income (loss)	860,919	(209,802)

Interest expense, net	363,651	328,951

Income (loss) before income tax provision	497,268	(538,753)
Income tax provision	25,000	0

Net income (loss)	$472,268	$(538,753)

Earnings (loss) per share
Basic	$0.02	$(0.02)

Diluted	$0.02	$(0.02)

Weighted average shares outstanding
Basic	23,799,731	23,683,482
Diluted	25,597,976	23,683,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income (loss)	$472,268	$(538,753)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,104	55,493
Stock-based compensation	28,000	31,000
Provision (recoveries) for losses on accounts receivable	(48,000)	15,537
(Increase) decrease in:
Accounts receivable	(688,193)	(1,357,149)
Inventories	379,000	186,726
Supplier advances	(84,554)	312,696
Prepayments and other current assets	(9,369)	372,745
Increase (decrease) in:
Accounts payable	290,516	1,147,223
Accrued expenses and other liabilities	152,455	146,356

Total adjustments	57,959	910,627

Net cash provided by operating activities	530,227	371,874

Cash flows from investing activities:
Acquisition of property and equipment	(16,702)	(2,130)

Net cash used in investing activities	(16,702)	(2,130)

Cash flows from financing activities:
Net proceeds (payments) of bank financing	595,104	(171,264)

Net cash provided by (used in) financing activities	595,104	(171,264)

Cumulative translation adjustment	(17,136)	(14,476)

Net increase in cash and cash equivalents	1,091,493	184,004
Cash and cash equivalents at beginning of year	849,510	77,099

Cash and cash equivalents at end of period	$1,941,003	$261,103

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$147,911	$262,939
Income tax	$31,865	$11,082

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

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

2. LIQUIDITY AND GOING CONCERN

Although we generated net income in 2011 and expect continued profitability in 2012, we have experienced significant net losses to date from operations. At March 31, 2012, we had cash and cash equivalents of $1.9 million, negative working capital of $11.3 million, and stockholders’ deficit of $11.1 million.

We generated net income of $1.1 million in the year ended December 31, 2011 and $472,000 for the three months ended March 31, 2012. While profitable operations have begun to improve our working capital position, because of our limited cash position, any significant reduction in cash flow from operations could have an impact on our ability to fund operations.

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

We currently maintain an accounts receivable credit facility that permits us to factor, on a limited recourse basis, certain credit insured accounts receivable. The lender has the discretion to accept or reject any individual account receivable for factoring. For accepted accounts, the lender advances us 80% of the amount of the receivable. In some cases, the factor advances us funds upon the receipt of a customer purchase order prior to the product shipment and creation of the receivable. The amounts advanced bear interest at rates ranging from 18% to 24% per annum and are secured by a lien on all of our receivables. We repay the amounts borrowed under the facility as the underlying accounts receivable are paid. At March 31, 2012, we had borrowings of $5.1 million under this credit facility. The lender has indicated that it will allow us to borrow up to $11.0 million under this facility, subject to their approval of the underlying account receivable.

In March 2011, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at March 31, 2012). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at March 31, 2012. This loan was repaid in April 2012 and we entered into a new working capital agreement with the same commercial bank in China on the same basic terms as the previous loan. The term of the new loan expires on April 10, 2013.

In addition to credit facilities, we have relied on open credit terms with our manufacturing partners to fund our operating requirements. We are currently past due in payments to one of our contract manufacturers. At March 31, 2012, we owed this manufacturer $8.3 million of which $7.3 million was past due under our open credit terms with this manufacturer. We entered into an arrangement with this manufacturer for 2011 in which we agreed to pay for products (along with a premium to bring down the past due amount) within three days of shipment. We complied with this agreement during 2011, but it has since expired. We are continuing to make payments to bring down the amount owed to this manufacturer, but do not have any formal plan or standstill agreement in place. We do not currently expect to place significant orders for products with this manufacturer in 2012. A collection action from this contract manufacturer, or any change in credit terms from our other contract manufacturers, could disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations from our foreign customers are typically secured either by letters of credit or credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $440,000 and $520,000, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out method), based on the actual cost charged by the supplier, or market. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. At March 31, 2012 and December 31, 2011, the reserve for excess and obsolete inventory was $682,000 and $910,000, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery and equipment	3 to 7 years
Office furniture and equipment	3 to 7 years
Software	3 years
Leasehold improvements	Life of lease, or useful life if shorter

Licenses

Licenses include the cost of non-exclusive software technology licenses which allow us to manufacture, sell and/or distribute certain telecom products worldwide. The licenses have no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic lives of the licenses, which management has estimated range from two to ten years.

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at approximately four years. At March 31, 2012 and December 31, 2011, patent and trademark cost of $729,000 has been fully amortized.

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

During the three months ended March 31, 2012 and 2011, we determined that there was no impairment.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of our accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. We generally sell our products either FCA (Free Carrier) shipping port, or DDU (Delivery Duty Unpaid). When we ship FCA shipping port, title and risk of loss pass when product is received by the customer’s freight forwarder. When we ship DDU, title and risk of loss pass when product is received at the customer’s warehouse. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At March 31, 2012 and December 31, 2011, there was no allowance for sales returns.

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

During the three months ended March 31, 2012 and 2011, warranty costs amounted to $84,000 and $65,000, respectively. At March 31, 2012 and December 31, 2011, we have established a warranty reserve of $397,000 and $636,000, respectively, to cover service costs over the remaining lives of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations for the three months ended March 31, 2012 and March 31, 2011 include stock-based compensation costs of $28,000 and $31,000, respectively. The following is a summary of stock-based compensation costs, by income statement classification:

	Three Months Ended
	March 31, 2012	March 31, 2011
Research and development	$4,000	$4,000
Sales and marketing	9,000	10,000
General and administrative	15,000	17,000

Total	28,000	31,000
Tax effect on share-based compensation	0	0

Net effect on net income (loss)	$28,000	$31,000

Effect on earnings (loss) per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Valuation of Stock Option Awards

We have one stock option plan under which stock options are granted to our employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years, and vest over one to three years. During the three months ended March 31, 2012, we did not grant any stock options. During the three months ended March 31, 2011, we granted to certain of our employees options to purchase 355,000 shares of our common stock at an exercise price of $0.07 per share.

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

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2012 and 2011, we have no unrecognized tax benefits.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three months ended March 31, 2012 and 2011, 2,109,312 and 3,705,558 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended
	March 31, 2012	March 31, 2011
Numerator:
Net income (loss) attributable to common stockholders	$472,268	$(538,753)

Denominator:
Basic earnings (loss) per share—weighted average shares	23,799,731	23,683,482
Effect of dilutive securities:
Stock options and warrants	1,798,245	0

Diluted earnings (loss) per share—adjusted weighted average shares	25,597,976	23,683,482

Basic earnings (loss) per share	$0.02	$(0.02)

Diluted earnings (loss) per share	$0.02	$(0.02)

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

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income (loss)	$472,268	$(538,753)
Other comprehensive income (loss):
Foreign currency translation adjustment	(17,136)	(14,476)

Comprehensive income (loss)	$455,132	$(553,229)

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

During the three months ended March 31, 2012, 88% of our revenues were from four customers, comprised of 34%, 21%, 20% and 13%. Those customers were located in Poland, Scandinavia, the United States and the United States, respectively. At March 31, 2012, the amounts due from such customers were $5.0 million, $1.3 million, $2.4 million and zero, respectively, which were included in accounts receivable and the majority of which is secured by either letters of credit or credit insurance.

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

As of March 31, 2012, we maintained inventory of $143,000 in China. In addition, the majority of our $9.6 million of accounts receivable at March 31, 2012 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $209,000 and $200,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

4. INVENTORIES

Inventories consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$57,033	$68,566
Finished goods	779,967	1,375,434

	837,000	1,444,000
Less reserves for excess and obsolete inventories	(682,000)	(910,000)

	$155,000	$534,000

5. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	March 31, 2012	December 31, 2011
Prepaid taxes	$24,810	$24,810
Prepaid insurance	75,538	99,885
Other	94,209	72,993

	$194,557	$197,688

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2012	December 31, 2011
Machinery and equipment	$317,923	$317,923
Office furniture and equipment	250,331	249,004
Software	2,964,089	2,948,714

	3,532,343	3,515,641
Accumulated depreciation and amortization	(3,461,646)	(3,454,063)

	$70,697	$61,578

7. LICENSES

We have entered into Subscriber Unit License Agreements pursuant to which we obtained non-exclusive licenses of CDMA (Code Division Multiple Access) and WCDMA (Wideband Code Division Multiple Access) technologies, which have enabled us to manufacture and sell certain fixed wireless products and to purchase certain components and equipment from time to time. The license fees capitalized under these agreements were $3,500,000. We have additionally entered into a license agreement which has enabled us to incorporate VoIP (Voice over Internet Protocol) applications into certain products. The license fee capitalized under this agreement was $52,500.

All of our licenses have no fixed termination dates and we have assigned estimated lives ranging from two to ten years. The licenses consisted of the following:

	March 31, 2012	December 31, 2011
Licenses	$3,552,500	$3,540,000
Accumulated amortization	(3,480,521)	(3,450,000)

	$71,979	$90,000

Amortization expense related to these licenses amounted to $31,000 and $30,000 for the three months ended March 31, 2012 and 2011, respectively. Estimated future amortization expense related to licenses at March 31, 2012 is as follows:

Amount
2012	$65,729
2013	6,250

Total	$71,979

8. BANK FINANCINGS

As of March 31, 2012 and December 31, 2011, we had outstanding loans of $6.7 million and $6.1 million, respectively. We currently have two active types of bank financing arrangements—accounts receivable financings and a term loan.

Our principal credit arrangements provide factoring for certain credit insured accounts receivable and are collateralized by all of our accounts receivable. The factor, in its sole discretion, determines whether or not they will accept each receivable based upon the credit risk of each individual receivable or account. Once a receivable is approved, we sell the receivable to this factor on a limited recourse basis. The factor advances us 80% of the amount of the receivable. In some cases, the factor advances us funds upon the receipt of a customer purchase order prior to the product shipment and creation of the receivable. The factor charges us interest at rates ranging from 18% to 24% per annum on the amount advanced and withholds the interest from the final payment to us on collection. In the event of a commercial dispute over the receivable, the factor has the right to demand that we repurchase the receivable and refund any advances to this factor. During the three months ended March 31, 2012, the factor purchased $7.6 million of gross receivables. Since the factor acquires the receivables with recourse, we record the gross receivables and record a liability to the factor for funds advanced to us from this factor. At March 31, 2012, accounts receivable included $6.4 million of gross factored receivables of which $5.1 million was owed to the factor and recorded as bank financings.

In March 2011, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at March 31, 2012). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at March 31, 2012. This loan was repaid in April 2012 and we entered into a new working capital agreement with the same commercial bank in China on the same basic terms as the previous loan. The term of the new loan expires on April 10, 2013.

9. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Customer advances	$682,200	$149,860
Accrued payroll, taxes and benefits	645,535	991,011
Accrued foreign sales tax	282,400	282,400
Accrued income taxes	58,336	65,201
Accrued interest	145,455	66,660
Accrued legal and professional fees	100,000	100,000
Accrued operating expenses	325,466	372,350

	$2,239,392	$2,027,482

10. SEGMENT INFORMATION

We operate and track our results in one operating segment, wireless access products. We track revenues and assets by geographic region and by product line, but do not manage operations by region.

Revenues by geographic region based on customer locations were as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues
Europe	$6,650,010	$7,994,715
North America (United States and Canada)	3,950,976	795,268
MEA	929,000	30,036
Latin America	367,600	3,659,403
Asia	134,415	157,608

Total revenues	$12,032,001	$12,637,030

Our data product line consists of 3G and 4G broadband gateway devices. Our voice product line consists of fixed wireless phones and wire-line replacement terminals. Revenues by product line were as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues
Data Products	$9,020,529	$8,817,948
Voice Products	3,011,472	3,819,082

Total revenues	$12,032,001	$12,637,030

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease approximately 5,900 square feet of office space for our corporate headquarters and United States operations. The premise is located at 6815 Flanders Drive, San Diego, California. The average base monthly rent of the lease agreement is approximately $8,000, and expires in April 2014.

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

Future estimated lease payments at March 31, 2012 are as follows:

Year Ending December 31,	Total Amount
2012	$97,000
2013	123,000
2014	33,000

$253,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the three months ended March 31, 2012 and 2011 amounted to $37,000, and $60,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause as of March 31, 2012, the severance expense due would be $802,000, plus payments equal to twelve months of continuing healthcare coverage under COBRA.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At March 31, 2012, we were not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

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

Our fixed wireless phones and 3G and 4G gateway products have similar functionality to phones and modems that use traditional landline telecommunications networks; however, our products are wireless and can be substituted for wired phones and modems. Our wire-line replacement terminals act as communication devices in homes where conventional handsets and wireless handsets can be plugged into our wireless terminals and serviced on a wireless network, as opposed to connecting to the fixed line provided by the local telephone or cable operator. Our products are based on CDMA (Code Division Multiple Access), GSM (Global System for Mobile Communications), GPRS (General Packet Radio Service), WCDMA (Wideband Code Division Multiple Access), and HSPA (High-Speed Packet Access) technologies.

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

We sell our products to telecommunications operators worldwide. In developing countries, where large segments of the population do not have telephone or internet service, telecommunications operators deploy wireless networks as a more cost effective alternative to traditional wired communications. In developed countries, telecommunications operators are using wireless networks to augment or supplant existing wire-line infrastructure. Currently, our largest customers are located in Poland, Scandinavia, and the United States.

Recent Developments

We spent the last two years transitioning our business to address challenges imposed by the global economic recession and increased competition from large competitors based in China. We undertook a program to re-design our products to be more price competitive, increase sales in markets that support better margins, and aggressively reduce operating costs. These initiatives began producing results in the second half of 2011. During that period we achieved record profitability for any six month period in our company’s history. Through a combination of the launch of our new line of gateway products, increased revenues from sales of our wire-line replacement terminals in North America, and tight control over operating expenses, we generated net income of $1.1 million for fiscal 2011.

Our industry has been characterized by declining average selling prices year over year. This trend accelerated with the economic recession beginning in 2009. In response to these challenges, we undertook efforts to reduce our costs of goods and to sell more aggressively into markets with higher profit margins. We established an operating subsidiary in China in the beginning of 2010 to manage our supply chain and manufacturing operations. Through that entity, we established relationships with contract manufacturers that assisted us in the development of a re-engineered lower cost product line. At the same time, we focused our new product development initiatives on addressing specific requirements of key customers in our core markets, ensuring us of market demand for new products, strengthening our relationships with our customers, and in some instances, allowing us to be the sole supplier of certain products to our customers. We began delivering our new line of products in 2011.

We also took steps beginning in 2009 to introduce our products into carriers in the North American market. During 2010 we were approached by Sprint in the United States to design an OEM version of our terminal product that could be sold as part of a “wire-line replacement” strategy. The terminal acts as a communication hub in the home where conventional handsets and wireless handsets can be plugged into our wireless terminal, as opposed to connecting to the fixed line provided by the local telephone operator. We are manufacturing the terminal to Sprint’s specifications and the terminal is sold under the Sprint name.

We generated our first significant revenues from our wire-line replacement terminals in the second half of 2011, receiving orders and completing sales of $14.4 million. Sales for the three months ended March 31, 2012 were lower than this rate, primarily as a result of the timing of orders. We have significant orders for our Sprint terminal product for delivery in both the second and third quarters as a result of Sprint’s recently increased marketing efforts for its nationwide “Sprint Phone Connect” wire-line replacement program. We are currently working with Sprint engineers on the next generation of the terminal product which is expected to be released in the second half of 2012.

Revenues for the three months ended March 31, 2012 were $12.0 million, a decrease of 5% from the $12.6 million generated in the same period last year. The decreased revenue was mainly attributable to reduced revenue from Latin America. We had strong sales out of Venezuela in the three months ended March 31, 2011, but our sales in this region declined after the first quarter of 2011 as a result of intense price competition from Chinese competitors. We also experienced decreased demand in Europe during the first quarter of 2012. These decreases were partially offset by continued shipments of our wire-line replacement terminals in North America and shipments to a new significant customer in MEA. Revenues by geographic region based on customer locations were as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues
Europe	$6,650,010	$7,994,715
North America (United States and Canada)	3,962,776	795,268
MEA	929,000	30,036
Latin America	367,600	3,659,403
Asia	134,415	157,608

Total revenues	$12,043,801	$12,637,030

We experienced near record gross margins in the quarter ended March 31, 2012. Gross margin improved principally as a result of a change in product mix. Gross margin was 26% in the first quarter of 2011 compared to 20% in 2011.

Operating expenses were $2.3 million for the quarter ended March 31, 2012, compared to $2.8 million in the same period last year. The decrease in operating expenses was primarily related to the decrease in sales commissions. We had a larger order to Venezuela in the first quarter of 2011 which generated significant commissions to third party agents. We did not have a similar order in 2012.

Despite our lower revenue, the combination of improved gross margins, and tight control over operating expenses resulted in a substantial improvement in net income. We generated net income of $472,000 for the quarter ended March 31, 2012, compared to a net loss of $539,000 for the same period last year.

At March 31, 2012, we had cash and cash equivalents of $1.9 million and negative working capital of $11.3 million. The net income we have generated since the second half of 2011 is beginning to improve our capital position. Nonetheless, we do not currently have significant cash reserves or credit facilities available to us. If we were to incur a significant operating loss, we may not generate sufficient capital to fund our operations. In addition, we rely on a combination of open credit terms from our manufacturers and the ability to finance our accounts receivable to minimize our working capital requirements. If our contract manufacturers restrict our credit terms or we are unable to secure financing for our accounts receivables on terms acceptable to us, it would have a significant impact on our ability to fund our operations.

Outlook

In order to achieve profitability under our current business model, we need to generate revenues of approximately $50 to $60 million annually with gross margins in the mid to low twenty percent range. Despite lower revenues in the first quarter of 2012, we were able to maintain profitability because of our strong gross margins. Our primary goal for 2012 is to achieve consistent quarterly profitability and year over year revenue growth.

The economic and competitive climate remains challenging and price competition in our markets remains intense. We anticipate continued erosion in the average selling prices for our products in 2012. This will require us to sell more units in order to achieve revenue growth. For the full year, we are continuing to target gross margins in the mid to low twenty percent range. Any significant reduction of average selling prices could push gross margins to the low end of that range.

We expect our overall operating expenses to be consistent with the prior year, subject to fluctuating certification and test fees from the launch of new products and variable selling and operating expenses based on revenue levels and customer and product mix experienced during the year. We believe that our operations can support higher revenues, without significant increases to operating expenses and our goal is to scale our revenues and continue to reduce operating expenses as a percentage of revenue. We are also attempting to reduce our cost of borrowing in 2012 in an effort to improve profitability.

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

Sales and marketing

Sales and marketing expenses consist primarily of salaries and related payroll expenses for sales, marketing, and technical sales personnel. Other costs include facility expenses, employee travel, internal and external commissions, and trade show expense.

General and Administrative

General and administrative expenses consist primarily of salaries and related payroll expenses for executive and operational management, finance, human resources, information technology, and administrative personnel. Other costs include facility expenses, employee travel, bank and financing fees, insurance, legal expense, collection fees, accounting, consulting and professional service providers, board of director expense, stockholder relations, amortization of intangible assets, depreciation expense of software and other fixed assets, and bad debt expense.

Critical Accounting Policies and Estimates

Management believes that the most critical accounting policies important to understanding our financial statements and financial condition are our policies concerning Revenue Recognition, Accounts Receivable, Inventories, and Warranty Costs.

Revenue Recognition

Our Revenue Recognition policy calls for us to recognize revenue on sales when ownership and title pass to the customer. We generally sell our products either FCA (Free Carrier) shipping port, or DDU (Delivery Duty Unpaid). When we ship FCA shipping port, title and risk of loss pass when the product is received by the customer’s freight forwarder. When we ship DDU, title and risk of loss pass when the product is received at the customer’s warehouse. Because our sales are characterized by large orders, the timing of when the revenue is recognized may have a significant impact on results of operations.

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

($ in thousands)	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Revenues	$12,032	100.00%	$12,637	100.00%
Cost of goods sold	8,855	73.60	10,090	79.84

Gross margin	3,177	26.40	2,547	20.16

Operating expenses:
Research and development	576	4.79	492	3.89
Sales and marketing	738	6.13	1,301	10.30
General and administrative	1,002	8.33	964	7.63

Total operating expenses	2,316	19.25	2,757	21.82

($ in thousands)	Three months ended March 31, 2012		Three months ended March 31, 2011
Operating income (loss)	861	7.15	(210)	(1.66)
Interest expense, net	364	3.02	329	2.60

Income (loss) before income tax provision	497	4.13	(539)	(4.26)
Income tax provision	25	0.21	0	0.00

Net income (loss)	$472	3.92%	$(539)	(4.26)%

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

General

For the three months ended March 31, 2012, which we refer to as Q1 2012, revenues were $12.0 million with net income of $472,000. For the three months ended March 31, 2011, which we refer to as Q1 2011, we recorded revenue of $12.6 million with a net loss of $539,000. This represents an improvement to net income of $1.0 million over the comparable period, and highlights the continued success of transitioning our business over the past two years and the resulting impact to our business model. During these two years, we transitioned our business to address challenges imposed by the global economic recession and increased competition from large competitors based in China. We undertook a program to re-design our products to be more price competitive, increase sales in markets that support better margins, and aggressively reduce operating costs. These initiatives began producing results in the second half of 2011, allowing us to achieve record profitability for any six month period in our company’s history, and Q1 2012 marks our third straight quarter of profitability since completing the transition.

Based on our transition to a lower cost product line, combined with the successful launch in 2011 of key new products such as our wire-line replacement terminals to a Tier 1 carrier in North America and our 4G gateway devices into Europe, we expect to achieve consistent quarterly profitability in 2012 and experience year over year revenue growth. At the same time, we expect our quarterly revenue and margin performance to vary as a result of our customer concentration, product mix and timing of large customer orders. In fact, we experienced lower revenue in Q1 2012 as compared to revenues experienced in the third and fourth quarters of 2011, mainly attributable to the timing of customer orders. Looking forward in 2012, we have significant orders for our Sprint terminal product for delivery in the second and third quarters. We also anticipate strong revenue from Europe, as two of our primary customers there have launched our new 4G EV-DO Rev. B Wi-Fi gateway with VOIP capability into their markets. In addition, we are working on the development of the next generation of our wireless terminal with Sprint, a dual-mode gateway device for our Europe market, and a security alert device for our North America market that we expect to launch in the second half of 2012.

Revenues

For Q1 2012, revenues were $12.0 million compared to $12.6 million for Q1 2011, representing a 5% decrease. The decrease in revenues is mainly attributable to a decrease in sales from our Latin America region where we have lost market share due to intense price competition from larger Chinese competitors, reducing from $3.7 million in Q1 2011 to $368,000 in Q1 2012, and lower sales from Europe, principally due to a decline in the average selling prices for our products. These decreases were partially offset by shipments of our wire-line replacement terminals in North America and increased demand for our low cost products in MEA.

In Q1 2012, our revenues were derived principally from four customers, which together represented 88% of revenues, and individually represented 34%, 21%, 20% and 13% of revenues, respectively. In Q1 2011, our revenues were derived principally from three customers, which together represented 83% of revenues, and individually represented 31%, 26% and 26% of revenues, respectively. Our revenues for Q1 2012 consisted of 25% for voice products and 75% for data products. For Q1 2011, our revenues consisted of 30% for voice products and 70% for data products.

Our objective is to increase revenues through maintaining close relationships with our core customers and helping them expand their markets. At the same time, we are actively seeking new customer opportunities where we have the ability to deliver products that address unique customer requirements with the potential to lead to significant sales.

Cost of Goods Sold

For Q1 2012, cost of goods sold was $8.9 million compared to $10.1 million for Q1 2011, a decrease of 12%. This decrease is mainly attributable to the 5% decrease of revenues from the comparative periods combined with reductions in the average cost of our products.

Gross Margin

For Q1 2012, gross margin as a percentage of revenues was 26% compared to 20% for Q1 2011. The increased gross margin from the comparative period was mainly attributable to product mix, and the roll-out of our newer product lines including our low cost gateway products, wire-line replacement terminals and 4G gateway device.

We do not expect any significant inventory write offs or non-recurring transactions in 2012. We are targeting gross margins from the mid-twenties to the low twenties. However, intense price competition and aggressive new product releases by our competitors could put additional pressure on gross margins.

Research and Development

For Q1 2012, research and development expenses were $576,000 compared to $492,000 for Q1 2011, an increase of 17%. As a percentage of revenues, research and development expenses for Q1 2012 were 5% compared to 4% for Q1 2011. The increase from the comparable period is mainly attributable by increased development fees associated with the completion of our 4G gateway device.

We anticipate that 2012 research and development expenses will remain at current levels, with the exception of fluctuating certification and test fees from the launch of new products. For 2012, we are working on the development of the next generation of our Sprint-branded wireless terminal, a dual-mode gateway device for our Europe market, and a security alert device for our North America market.

Sales and Marketing

For Q1 2012, sales and marketing expenses were $738,000 compared to $1.3 million for Q1 2011, a decrease of 43%. This decrease was mainly attributable to decreased revenues from our Latin America region where we paid third party sales commissions on our sales in Venezuela, which comprised a substantial portion of our Q1 2011 revenue. As a percentage of revenue, sales and marketing expenses were 6% in Q1 2012 compared to 10% in Q1 2011.

We expect sales and marketing expenses to remain stable in 2012, with the exception of fluctuating selling expenses based on the revenue levels and the customer mix experienced during the year.

General and Administrative

For Q1 2012, general and administrative expenses were $1.0 million compared to $964,000 for Q1 2011, an increase of 4%. As a percentage of revenue, general and administration expenses were 8% in Q1 2012 and Q1 2011.

We expect general and administrative expenses to remain stable in 2012.

Interest Expense, net

For Q1 2012, interest expense was a net expense of $364,000, compared to a net expense of $329,000 for Q1 2011. Substantially all of the expense resulted from interest expense associated with borrowings under our credit facilities and financing activities.

Based on our improving operating performance, we expect to reduce our cost of capital on our accounts receivable credit facility and reduce interest expense on our borrowings during 2012.

Provision for Income Taxes

For Q1 2012, we recorded an income tax provision of $25,000 for foreign income taxes. For Q1 2011, no income tax provisions were recorded. Currently, we have established a full reserve against all deferred tax assets.

Net Income (Loss)

For Q1 2012, net income was $472,000 compared to net loss of $539,000 for Q1 2011.

Liquidity and Capital Resources

Liquidity

At March 31, 2012, cash and cash equivalents was $1.9 million compared to $850,000 at December 31, 2011. In addition, at March 31, 2012, accounts receivable were $9.6 million, compared to $8.9 million at December 31, 2011. At March 31, 2012, we had negative working capital of $11.3 million compared to negative working capital of $11.8 million at December 31, 2011. At March 31, 2012, we had bank financings of $6.7 million compared to $6.1 million at December 31, 2011.

For the three month period ended March 31, 2012, we generated $530,000 of cash from operations which was derived from the cash net income of $490,000 (net income adjusted for depreciation and amortization expense, stock based compensation and provision for losses on accounts receivable) and changes in operating assets and liabilities of $40,000. During the three months ended March 31, 2012, we consumed $17,000 of cash from investing activities, and as of March 31, 2012, we did not have any significant commitments for capital expenditures. Financing activities generated $595,000 of cash during the three months ended March 31, 2012, from the net financings of accounts receivable.

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

We are currently past due in payments to one of our contract manufacturers. At March 31, 2012 we owed this manufacturer $8.3 million of which $7.3 million was past due under our open credit terms with this manufacturer. We entered into an arrangement with this manufacturer for 2011 in which we agreed to pay for products (along with a premium to bring down the past due amount) within three days of shipment. We complied with this agreement during 2011, but it has since expired. We are continuing to make payments to bring down the amount owed to this manufacturer, but do not have any formal plan or standstill agreement in place. We do not currently expect to place significant orders for products with this manufacturer in 2012.

Bank Financing

We have two bank financing arrangements. We currently maintain an accounts receivable credit facility that permits us to factor, on a limited recourse basis, certain credit insured accounts receivable. The lender has the discretion to accept or reject any individual account receivable for factoring. For accepted accounts, the lender advances us 80% of the amount of the receivable. In some cases, the factors advance us funds upon the receipt of a customer purchase order prior to the product shipment and creation of the receivable. Borrowings for the amounts advanced bear interest ranging from 18% to 24% per annum and are secured by a lien on all of our receivables. At March 31, 2012, we had borrowings of $5.1 million under this credit facility. We repay the amounts borrowed under this facility as the underlying accounts receivable are paid. The lender has indicated that it will allow us to borrow up to $11.0 million under this facility, subject to their approval of the underlying account receivable.

In March 2011, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at March 31, 2012). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at March 31, 2012. This loan was repaid in April 2012 and we entered into a new working capital agreement with the same commercial bank in China on the same basic terms as the previous loan. The term of the new loan expires on April 10, 2013.

We have approached our existing lenders and others to replace our accounts receivable credit facilities and enter into new facilities with lower borrowing costs. In addition, we are actively seeking to identify a source for term debt that would augment our working capital and reduce our dependency on the accounts receivable credit facilities. To date, we have received nonbinding indications of interest to provide funding, subject to the continuation of improved operating results. Except as described above, we do not have any other bank financing or credit facilities currently available to us.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. At March 31, 2012, we had

$1.9 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at March 31, 2012, as these consisted of securities with maturities of less than three months.

Interest rates for our current bank debt agreements are based at rates ranging from 7% to 24% per annum. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. A hypothetical one percent increase in the interest rates that we pay under our bank debt would have resulted in additional interest expense of $16,000 for the three-month period ended March 31, 2012.

Foreign Currency Exchange Rate Risk

During the three months ended March 31, 2012, the majority of our revenue was generated outside the United States. In addition, most of our products were purchased from manufacturers in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from our contract manufacturers were denominated in United States dollars.

We maintain operations in China and Korea for which expenses are paid in the Chinese Yuan and Korean Won, respectively. Accordingly, we have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A hypothetical one percent improvement in the exchange rate for the Chinese Yuan and the Korean Won versus the United States Dollar would have resulted in additional expense of $19,000 for the three-month period ended March 31, 2012.

Item 4.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to the risk factors below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial position and results of operations.

If we cannot sustain profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We have incurred substantial losses since inception, including a net loss for the year ended December 31, 2010 of $6.3 million. We returned to profitability in 2011 generating $1.1 million in net income for the year. We generated further net income in the first quarter of 2012 of $472,000. At March 31, 2012, we had a stockholders’ deficit of $11.1 million and a working capital deficit of $11.3 million. We cannot guarantee that we will be successful in achieving profitability and improving our working capital position.

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

We have relied on open credit terms with our manufacturing partners to fund our operating requirements. We are currently past due in payments to one of our contract manufacturers. At March 31, 2011, we owed this manufacturer $8.3 million of which $7.3 million was past due under our open credit terms with this manufacturer. We entered into an arrangement with this manufacturer for 2011 in which we agreed to pay for products (along with a premium to bring down the past due amount) within three days of shipment. We complied with this agreement during 2011, but it has now expired. We are continuing to make payments to bring down the amount owed to this manufacturer, but do not have any formal plan or standstill agreement in place. We do not currently expect to place significant orders for products with this manufacturer in 2012. Any action to collect from this manufacturer, or a change in open credit terms from our other contract manufacturers, could disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

We rely on a small number of customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the year ended December 31, 2011, four of our customers and their affiliates accounted for approximately 76% of our revenues; orders from these customers comprised approximately 27%, 20%, 19% and 10% of revenues, , respectively. For the first quarter of 2012 four customers accounted for 88% of our revenues, and individually accounted for 34%, 21%, 20% and 13%, respectively.

If we lose one or more of our significant customers or if one or more of our significant customers materially scales back its orders and we are unable to replace the sales of our products to other customers, our revenues may decline significantly and our results of operations may be negatively impacted.

We are attempting to develop other geographic markets for our products and services, including other regions in North America, Europe and MEA, while still maintaining and expanding our volume of sales to our existing significant customers. Our goal is to develop additional significant customers. We can make no assurance, however, that we will succeed in diversifying our customer base, developing other geographic markets or becoming less reliant on a small number of significant customers. Failure to diversify our customer base subjects us to more risk in the event that one or more of our significant customers stops or reduces it purchases of our products.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we may be required to substantially revise our business plan or cease operations.

As of December 31, 2011, we had cash and cash equivalents of $850,000 and a working capital deficit of $11.8 million. We incurred a net loss of $6.3 million in 2010, and have incurred net losses in three out of the past five years of operation. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. While our operations have become profitable since the beginning of the third quarter of 2011, we cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

Date: May 15, 2012	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Translation of Working Capital Loan Contract dated April 6, 2012 between Axesstel and China Communications Bank Co. Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.