Form 10-Q
period 2012-06-30
AXESSTEL INC
filed 2012-08-07
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 1, 2012
Common Stock, $0.0001 per share	24,085,355 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2012

-i-

EXPLANATORY NOTE

In this report, unless the context otherwise requires, the terms “Axesstel,” “Company,” “we,” “us,” and “our” refer to Axesstel, Inc., a Nevada corporation, and our wholly owned subsidiary Axesstel Shanghai, Ltd.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “targets,” or “projects,” or the negative or other variation of such words and similar expressions, may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,063,476	$849,510
Accounts receivable, less allowance for doubtful accounts of $380,000 and $520,000 at June 30, 2012 and December 31, 2011, respectively	11,020,554	8,900,508
Inventories, net	1,824,000	534,000
Supplier advances	611,244	843,076
Prepayments and other current assets	315,196	197,688

Total current assets	14,834,470	11,324,782

Property and equipment, net	67,159	61,578

Other assets:
Licenses, net	40,416	90,000
Other, net	20,952	20,952

Total other assets	61,368	110,952

Total assets	$14,962,997	$11,497,312

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,307,007	$12,466,142
Bank financings	5,615,264	6,100,435
Accrued commissions	395,000	474,455
Accrued royalties	1,405,000	1,424,000
Accrued warranties	508,000	636,000
Other accrued expenses and current liabilities	1,805,938	2,027,482

Total current liabilities	25,036,209	23,128,514

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 24,022,856 and 23,799,731 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2,402	2,380
Additional paid-in capital	40,287,696	40,079,137
Accumulated other comprehensive loss	(135,380)	(117,011)
Accumulated deficit	(50,227,930)	(51,595,708)

Total stockholders’ deficit	(10,073,212)	(11,631,202)

Total liabilities and stockholders’ deficit	$14,962,997	$11,497,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$15,531,778	$7,539,886	$27,563,779	$20,176,916
Cost of goods sold	11,902,010	5,672,978	20,757,140	15,762,921

Gross margin	3,629,768	1,866,908	6,806,639	4,413,995

Operating expenses
Research and development	495,775	513,697	1,071,834	1,005,640
Sales and marketing	647,366	691,685	1,385,091	1,992,924
General and administrative	1,182,221	984,042	2,184,389	1,947,749

Total operating expenses	2,325,362	2,189,424	4,641,314	4,946,313

Operating income (loss)	1,304,406	(322,516)	2,165,325	(532,318)

Interest expense, net	361,895	364,748	725,546	693,699

Income (loss) before income tax provision	942,511	(687,264)	1,439,779	(1,226,017)
Income tax provision	47,000	0	72,000	0

Net income (loss)	895,511	(687,264)	1,367,779	(1,226,017)
Foreign currency translation adjustment	(1,233)	(52,677)	(18,369)	(67,153)

Comprehensive income (loss)	$894,278	$(739,941)	$1,349,410	$(1,293,170)

Earnings (loss) per share
Basic	$0.04	$(0.03)	$0.06	$(0.05)

Diluted	$0.03	$(0.03)	$0.05	$(0.05)

Weighted average shares outstanding
Basic	23,900,669	23,683,482	23,850,200	23,683,482
Diluted	26,330,869	23,683,482	25,921,637	23,683,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income (loss)	$1,367,779	$(1,226,017)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,562	120,417
Stock-based compensation	80,795	51,000
Provision for (recoveries from) losses on accounts receivable	(84,000)	2,590
Provision for inventory obsolescence	0	243,750
(Increase) decrease in:
Accounts receivable	(2,036,046)	2,296,342
Inventories	(1,290,000)	(174,328)
Supplier advances	231,832	(972,385)
Other assets	(2,222)	89,061
Increase (decrease) in:
Accounts payable	2,840,865	1,818,607
Accrued expenses and other liabilities	(448,000)	(79,039)

Total adjustments	(627,214)	3,396,015

Net cash provided by operating activities	740,565	2,169,998

Cash flows from investing activities:
Acquisition of property and equipment	(23,059)	(4,935)

Net cash used in investing activities	(23,059)	(4,935)

Cash flows from financing activities:
Net proceeds (repayments) of bank financings	(485,171)	(1,314,207)

Net cash used in financing activities	(485,171)	(1,314,207)

Cumulative translation adjustment	(18,369)	(67,153)

Net increase in cash and cash equivalents	213,966	783,703
Cash and cash equivalents at beginning of year	849,510	77,099

Cash and cash equivalents at end of period	$1,063,476	$860,802

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$622,077	$662,931
Income tax	$64,468	$11,947

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

2. LIQUIDITY AND GOING CONCERN

Although we generated record net income over the past four quarters, prior to the third quarter of 2011 we have experienced significant net losses to date from operations. At June 30, 2012, we had cash and cash equivalents of $1.1 million, negative working capital of $10.2 million, and stockholders’ deficit of $10.1 million.

We generated net income of $1.1 million in the year ended December 31, 2011 and $1.4 million for the six months ended June 30, 2012. While profitable operations have begun to improve our working capital position, because of our limited cash position, any significant reduction in cash flow from operations could have an impact on our ability to fund operations.

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

We currently maintain an accounts receivable credit facility that permits us to factor, on a limited recourse basis, certain credit insured accounts receivable. The lender has the discretion to accept or reject any individual account receivable for factoring. For accepted accounts, the lender advances us 80% of the amount of the receivable. In some cases, the factor advances us funds upon the receipt of a customer purchase order prior to the product shipment and creation of the receivable. The amounts advanced bear interest at rates ranging from 16% to 24% per annum and are secured by a lien on all of our receivables. We repay the amounts borrowed under the facility as the underlying accounts receivable are paid. At June 30, 2012, we had borrowings of $4.0 million under this credit facility. The lender has indicated that it will allow us to borrow up to $11.0 million under this facility, subject to their approval of the underlying account receivables.

In April 2012, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at June 30, 2012). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 8% per annum at June 30, 2012.

In addition to credit facilities, we have relied on open credit terms with our manufacturing partners to fund our working capital requirements. As we have diversified our manufacturing base, new manufacturers have generally required partial or full payments on initial orders before extending substantial credit to us. Once we establish a payment history with a manufacturer, we request open credit terms. A number of our newer contract manufacturers now extend open credit terms on our orders. We rely on those open credit terms to support our working capital requirements and reduce our borrowing costs. If our contract manufacturers restrict their credit terms with us, we may need to identify alternative manufacturers or secure additional capital in order to finance the production of our products.

We are currently past due in payments to one of our contract manufacturers. At June 30, 2012, we owed this manufacturer $8.0 million ($8.8 million at December 31, 2011) which was past due under our open credit terms. We entered into an arrangement with this manufacturer for 2011 in which we agreed to pay for products (along with a premium to bring down the past due amount)

within three days of shipment. We complied with this agreement during 2011, but it has since expired. We are continuing to make payments to bring down the amount owed to this manufacturer, but do not have any formal plan or standstill agreement in place. We do not currently expect to place additional orders for products with this manufacturer in 2012. A collection action from this contract manufacturer, or any significant change in credit terms from our other contract manufacturers, could disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

If we can grow our business and secure products from our contract manufacturers in sufficient quantities, we believe that we will be able to generate cash from operations and will be able to secure accounts receivable and other financing to provide sufficient cash to finance our operations. However, if we fail to generate sufficient product sales, we will not generate sufficient cash to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financings are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations from our foreign customers are typically secured either by letters of credit or credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $380,000 and $520,000, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out method), based on the actual cost charged by the supplier, or market. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. At June 30, 2012 and December 31, 2011, the reserve for excess and obsolete inventory was $682,000 and $910,000, respectively.

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

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at approximately four years. At June 30, 2012 and December 31, 2011, patent and trademark cost of $729,000 has been fully amortized.

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

During the six months ended June 30, 2012 and 2011, we determined that there was no impairment.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of our accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. We generally sell our products either FCA (Free Carrier) shipping port, or DDU (Delivery Duty Unpaid). When we ship FCA shipping port, title and risk of loss pass when the product is received by the customer’s freight forwarder. When we ship DDU, title and risk of loss pass to the customer when the product is received at the customer’s warehouse. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At June 30, 2012 and December 31, 2011, there was no allowance for sales returns.

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

In some countries we contract with third parties to operate service centers providing after-market and warranty support to our customers. The costs that we incur related to these service centers are recorded to cost of goods sold when revenue is recognized.

During the six months ended June 30, 2012 and 2011, warranty costs amounted to $274,000 and $118,000, respectively. At June 30, 2012 and December 31, 2011, we have established a warranty reserve of $508,000 and $636,000, respectively, to cover service costs over the remaining lives of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations include stock-based compensation costs. The following is a summary of stock-based compensation costs, by income statement classification:

	Three Months ended		Six Months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Research and development	$6,000	$3,000	$10,000	$7,000
Sales and marketing	11,000	6,000	20,000	16,000
General and administrative	27,947	11,000	50,795	28,000

Total	44,947	20,000	80,795	51,000
Tax effect on stock-based compensation	0	0	0	0

Net effect on net income (loss)	$44,947	$20,000	$80,795	$51,000

Effect on earnings (loss) per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Valuation of Stock Option Awards

We have one stock option plan under which stock options are granted to our employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years, and vest over one to three years. During the six months ended June 30, 2012, we granted to certain of our employees options to purchase an aggregate of 547,500 shares of our common stock at exercise prices ranging from $0.66 to $0.67 per share based on the closing stock price on the date the options were issued. During the six months ended June 30, 2011, we granted to certain of our employees and a non-executive director options to purchase an aggregate of 480,000 shares of our common stock at exercise prices ranging from $0.07 to $0.14 per share.

Valuation of Stock Grants

During the six months ended June 30, 2012, we granted 223,125 shares of our common stock to certain of our employees as part of their annual compensation package. The fair value of these grants ranged from $0.66 to $0.67 per share based on the market value on the date the grants were issued. These stock grants vest over a three year period. During the six months ended June 30, 2011, there were no grants issued.

Income Taxes

We account for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2012 and 2011, we have no unrecognized tax benefits.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three months ended June 30, 2012 and 2011, 1,958,883 and 3,863,558 potentially dilutive securities were excluded from the computation because their effect was anti-dilutive. For the six months ended June 30, 2012 and 2011, 2,317,646 and 3,863,558 potentially dilutive securities were excluded from the computation.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net income (loss) attributable to common stockholders	$895,511	$(687,264)	$1,367,779	$(1,226,017)

Denominator:
Basic earnings (loss) per share—weighted average shares	23,900,669	23,683,482	23,850,200	23,683,482
Effect of dilutive securities:
Stock options and warrants	2,430,200	0	2,071,437	0

Diluted earnings (loss) per share—adjusted weighted average shares	26,330,869	23,683,482	25,921,637	23,683,482

Basic earnings (loss) per share	$0.04	$(0.03)	$0.06	$(0.05)

Diluted earnings (loss) per share	$0.03	$(0.03)	$0.05	$(0.05)

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

Comprehensive Income (loss)

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

Our products include components that are subject to rapid technological change. Significant technological change could adversely affect our operating results and subject us to the risk of rapid product obsolescence. Under our supply agreements with our contract manufacturers we generally do not take product into inventory. We typically order product only when we have received a binding purchase order from a customer. Our contract manufacturers then manufacture the product, which is shipped directly to the customer. However, our contract manufacturers order certain parts with long lead times based on rolling sales forecasts that we provide. In the event that our forecasts are incorrect and our contract manufacturers do not use the long lead time parts, or if we have a customer notify us of their cancellation or inability to pay for a purchase order, our contract manufacturers have the right, after a specified period of time, to deliver the raw material or finished goods inventory to us and demand payment. To the extent that the products have become obsolete, we may not be able to use the raw materials or to sell the finished goods inventory at prices sufficient to cover our costs or at all.

During the six months ended June 30, 2012, 87% of our revenues were from four customers, which accounted for 30%, 27%, 18% and 12% of revenues, respectively. These customers were located in the United States, Scandinavia, Poland, and Saudi Arabia, respectively. At June 30, 2012, the amounts due from such customers were $2.2 million, $1.3 million, $3.8 million and $2.5 million, respectively, which were included in accounts receivable and the majority of which is secured by either letters of credit or credit insurance.

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

As of June 30, 2012, we maintained inventory of $1.8 million in China. In addition, the majority of our $11.0 million of accounts receivable at June 30, 2012 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $300,000 and $416,000 for the six months ended June 30, 2012 and June 30, 2011, respectively.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income. This amended guidance eliminates the option for reporting entities to present components of other comprehensive income in the statement of stockholders’ equity. Instead, this amended guidance now requires reporting entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The guidance became effective for the reporting period beginning December 15, 2011. Early adoption is permitted.

The Company adopted this accounting standard for the reporting period ending December 31, 2011 and it did not have a material impact on the Company’s financial statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in these standards do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or change the option for an entity to present components of other comprehensive income gross or net of the effect of income taxes. The amendments in ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-12 does not have a material impact on the company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

4. INVENTORIES

Inventories consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials	$591,499	$68,566
Finished goods	1,914,501	1,375,434

	2,506,000	1,444,000
Reserves for excess and obsolete inventories	(682,000)	(910,000)

	$1,824,000	$534,000

5. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	June 30, 2012	December 31, 2011
Prepaid taxes	$24,810	$24,810
Prepaid insurance	57,614	99,885
Other	232,772	72,993

	$315,196	$197,688

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
Machinery and equipment	$317,923	$317,923
Office furniture and equipment	256,688	249,004
Software	2,964,089	2,948,714

	3,538,700	3,515,641
Accumulated depreciation and amortization	(3,471,541)	(3,454,063)

	$67,159	$61,578

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

All of our licenses have no fixed termination dates and we have assigned estimated lives ranging from two to ten years. The licenses consisted of the following:

	June 30, 2012	December 31, 2011
Licenses	$3,552,500	$3,540,000
Accumulated amortization	(3,512,084)	(3,450,000)

	$40,416	$90,000

Amortization expense related to these licenses amounted to approximately $31,000 and $30,000 for the three months ended June 30, 2012, and 2011, respectively. Amortization expense related to these licenses amounted to approximately $62,000 and $60,000 for the six months ended June 30, 2012 and 2011, respectively. Estimated future amortization expense related to licenses at June 30, 2012 is as follows:

Amount
2012	$34,166
2013	6,250

Total	$40,416

8. BANK FINANCINGS

As of June 30, 2012 and December 31, 2011, we had outstanding loans of $5.6 million and $6.1 million, respectively. We currently have two active types of bank financing arrangements—accounts receivable financings and a term loan.

Our principal credit arrangements provide factoring for certain credit insured accounts receivable and are collateralized by all of our accounts receivable. The factor, in its sole discretion, determines whether or not they will accept each receivable based upon the credit risk of each individual receivable or account. Once a receivable is approved, we sell the receivable to this factor on a limited recourse basis. The factor advances us 80% of the amount of the receivable. In some cases, the factor advances us funds upon the receipt of a customer purchase order prior to the product shipment and creation of the receivable. The factor charges us interest at rates ranging from 16% to 24% per annum on the amount advanced. In the event of a commercial dispute over the receivable, the factor has the right to demand that we repurchase the receivable and refund any advances to this factor. During the six months ended June 30, 2012, the factor purchased $15.0 million of gross receivables. Since the factor acquires the receivables with recourse, we record the gross receivables and record a liability to the factor for funds advanced to us. At June 30, 2012, accounts receivable included $5.0 million of gross factored receivables of which $4.0 million was owed to the factor and recorded as bank financings.

In April 2012, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at June 30, 2012). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 8% per annum at June 30, 2012.

9. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Customer advances	$83,000	$149,860
Accrued payroll, taxes and benefits	773,761	991,011
Accrued foreign sales tax	282,400	282,400
Accrued income taxes	72,733	65,201
Accrued interest	170,129	66,660
Accrued legal and professional fees	100,000	100,000
Accrued operating expenses	323,915	372,350

	$1,805,938	$2,027,482

10. SEGMENT INFORMATION

We operate and track our results in one operating segment, wireless access products. We track revenues and assets by geographic region and by product line, but do not manage operations by region. Revenues by geographic region based on customer locations were as follows:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues
Europe	$7,141,372	$5,408,665	$13,791,382	$13,403,381
North America (United States and Canada)	5,785,706	1,353,489	9,736,682	2,148,756
MEA (Middle East and Africa)	2,500,000	92,000	3,429,000	122,036
Latin America	104,700	650,352	472,300	4,309,755
Asia	0	35,380	134,415	192,988

Total revenues	$15,531,778	$7,539,886	$27,563,779	$20,176,916

Our data product line consists of 3G and 4G broadband gateway devices. Our voice product line consists of fixed wireless phones and wire-line replacement terminals. Revenues by product line were as follows:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues
Data Products	$8,405,234	$6,122,892	$17,425,763	$14,940,840
Voice Products	7,126,544	1,416,994	10,138,016	5,236,076

Total revenues	$15,531,778	$7,539,886	$27,563,779	$20,176,916

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate headquarters and U.S. operations are located at 6815 Flanders Drive, San Diego, California, where we lease approximately 5,900 square feet of office space. The lease agreement provides for average base monthly rent of approximately $8,000 and expires in April 2014.

We lease additional commercial properties in China and Korea for our operations and research and development teams. The China facility is approximately 1,600 square feet and the lease term is based on a two year agreement that expires in November 2013. The Korea facility is 1,600 square feet and the lease term is based on an annual agreement. The average basic monthly rent is approximately $4,000 during the lease periods for both of these two facilities.

Future estimated lease payments at June 30, 2012 are as follows:

Year Ending December 31,	Total Amount
2012	$74,000
2013	136,000
2014	33,000

$243,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the three and six months ended June 30, 2012 amounted to $20,000, and $57,000, respectively. Rent expense incurred for short-term and long-term obligations for the three and six months ended June 30, 2011 amounted to $31,000, and $91,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause as of June 30, 2012, the severance expense due would be $1.0 million, plus any pro-rated bonuses earned, plus payments equal to twelve months of continuing healthcare coverage under COBRA.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At June 30, 2012, we were not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

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

We sell our products to telecommunications operators worldwide. In developing countries, where large segments of the population do not have telephone or internet service, telecommunications operators deploy wireless networks as a more cost effective alternative to traditional wired communications. In developed countries, telecommunications operators are using wireless networks to augment or supplant existing wire-line infrastructure. Currently, our largest customers are located in the United States, Scandinavia, Poland and Saudi Arabia.

Recent Developments

We have reshaped our business by re-designing our product portfolio to be more price competitive, increasing sales in markets that support better margins, and aggressively reducing operating costs. These initiatives began producing results in the second half of 2011, and we have since recorded consecutive straight quarters of profitability. The four quarters ending with the second quarter ended June 30, 2012, were the most profitable of any twelve month period in the Company’s history.

Based on our transition to a lower cost product line, combined with the successful launch of key new products such as our wire-line replacement terminals in North America and our 4G gateway devices into Europe, we expect to achieve consistent quarterly profitability in 2012 and experience year over year revenue growth.

We work very closely with our customers in the development of our products. Sales of our new 4G gateway with VoIP capability in Europe were robust, making that device our number one selling product globally. Our gateways enable operators in this region to attract new subscribers and increase their revenue with broadband data and voice packages for both small office and residential users. Tier 1 operators in the United States have initiated wire-line replacement efforts. Sales of our OEM wireless terminal product increased in the second quarter compared to the first quarter of 2012. Our wireless terminal is a communication hub in the home into which users can plug conventional handsets and wireless handsets, replacing traditional wire-line phone service.

Our 2012 research and development initiatives are focused on three product areas. First, we will be launching a new dual-mode gateway supporting both GSM and CDMA technologies in one device, making it easier for operators to meet customer needs to optimize network usage. Second, we are working with customers on the design of the next generation of our wire-line replacement terminal. Finally, we will be introducing a line of self-sustained, affordable wireless alert products that allow wireless operators to enter the security market with another ‘cut the cord’ solution for residential and small business use. We expect to begin initial shipments of the dual-mode gateway and the first security alert products late in the year.

Revenues for the first half of 2012 were $27.6 million, an increase of 37% from the $20.2 million generated in the same period last year. The increased revenue was mainly attributable to increased revenue from North America and MEA offset by reduced revenue from Latin America. We saw strong sales of our wire line replacement terminals, which act as a communication hub in the home where conventional handsets and wireless handsets can be plugged into our wireless terminal, as opposed to connecting to the fixed line provided by the local telephone operator. We also had significant shipments to a new customer in MEA. Sales to Latin America declined compared to the same period last year, as a result of intense price competition from Chinese competitors. Revenues by geographic region based on customer locations were as follows:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues
Europe	$7,141,372	$5,408,665	$13,791,382	$13,403,381
North America (United States and Canada)	5,785,706	1,353,489	9,736,682	2,148,756
MEA (Middle East and Africa)	2,500,000	92,000	3,429,000	122,036
Latin America	104,700	650,352	472,300	4,309,755
Asia	0	35,380	134,415	192,988

Total revenues	$15,531,778	$7,539,886	$27,563,779	$20,176,916

Gross margin was 25% in the first half of 2012 compared to 22% in the first half of 2011. Gross margin improved principally as a result of the introduction of our new products and a change in product mix.

Operating expenses were $4.6 million for the six months ended June 30, 2012, compared to $4.9 million in the same period last year. The decrease in operating expenses was primarily related to the decrease in sales commissions. We had an order to Venezuela in the first quarter of 2011 which generated significant commissions to third party agents. We did not have a similar order in 2012.

The combination of our increased revenue, improved gross margins, and tight control over operating expenses resulted in substantially improved net income. We generated net income of $1.4 million for the six months ended June 30, 2012, compared to a net loss of $1.2 million for the same period last year. This is a $2.6 million increase in profitability for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

At June 30, 2012, we had cash and cash equivalents of $1.1 million and negative working capital of $10.2 million. The net income we have generated starting in the second half of 2011 is improving our working capital position. Nonetheless, we do not currently have significant cash reserves or credit facilities available to us. If we were to incur a significant operating loss, we might not generate sufficient capital to fund our operations. In addition, we rely on a combination of open credit terms from our manufacturers and the ability to finance our accounts receivable to fund our working capital requirements. If our contract manufacturers restrict our credit terms or we are unable to secure financing for our accounts receivables on terms acceptable to us, it would have a significant impact on our ability to fund our operations.

Outlook

In order to maintain profitability under our current business model, we need to generate revenues of approximately $50 to $60 million annually with gross margins in the mid to low twenty percent range. Our primary goal for 2012 is to achieve consistent quarterly profitability and year over year revenue growth. The economic and competitive climate remains challenging and price competition in our markets remains intense. We anticipate continued erosion in the average selling prices for our products in 2012. This will require us to sell more units in order to achieve revenue growth. For the full year, we are continuing to target gross margins in the mid to low twenty percent range. Any significant reduction of average selling prices could push gross margins to the low end of that range.

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

Cost of Goods Sold

Cost of goods sold consists of direct materials, manufacturing expense, freight expense, warranty expense, royalty fees, and the cost of obsolete inventory. The wireless communications industry has been characterized by declining average selling prices. We expect this trend to continue. We actively manage our costs of goods sold through the following initiatives: outsourcing manufacturing to larger contract manufacturers who can achieve economies of scale; increasing our purchasing power through increased volume; using standardized parts across our product lines; contracting with manufacturing partners in low cost regions; engineering our products with new technologies and expertise to decrease the number of components; and increasing reliance on software based applications rather than hardware.

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

Revenue Recognition

Our Revenue Recognition policy calls for us to recognize revenue on sales when ownership and title pass to the customer. We generally sell our products either FCA (Free Carrier) shipping port, or DDU (Delivery Duty Unpaid). When we ship FCA shipping port, title and risk of loss pass when the product is received by the customer’s freight forwarder. When we ship DDU, title and risk of loss pass when the product is received at the customer’s warehouse. Because our sales are characterized by large orders, the timing of when the revenue is recognized may have a significant impact on results of operations in any one period.

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

($ in thousands)	Three months ended June 30, 2012		Three months ended June 30, 2011		Six months ended June 30, 2012		Six months ended June 30, 2011
Revenues	$15,532	100.00%	$7,540	100.00%	$27,564	100.00%	$20,177	100.00%
Cost of goods sold	11,902	76.63	5,673	75.24	20,757	75.31	15,763	78.12

Gross margin	3,630	23.37	1,867	24.76	6,807	24.69	4,414	21.88

Operating expenses:
Research and development	496	3.19	514	6.81	1,072	3.89	1,005	4.99
Sales and marketing	647	4.17	691	9.18	1,385	5.03	1,993	9.88
General and administrative	1,182	7.61	984	13.05	2,184	7.92	1,948	9.65

Total operating expenses	2,325	14.97	2,189	29.04	4,641	16.84	4,946	24.52

Operating income (loss)	1,305	8.40	(322)	(4.28)	2,166	7.85	(532)	(2.64)
Interest expense, net	362	2.33	365	4.84	726	2.63	694	3.44

Income (loss) before income tax provision	943	6.07	(687)	(9.12)	1,440	5.22	(1,226)	(6.08)
Income tax provision	47	0.30	—	—	72	.26	—	—

Net income (loss)	$896	5.77%	$(687)	(9.12)%	$1,368	4.96%	$(1,226)	(6.08)%

Comparison of the Three and Six Months Ended June 30, 2012 to the Three and Six Months Ended June 30, 2011

Revenues

For the three months ended June 30, 2012, which we refer to as Q2 2012, revenues were $15.5 million compared to $7.5 million for the three months ended June 30, 2011, which we refer to as Q2 2011, representing a 106% increase. For the six months ended June 30, 2012, revenues were $27.6 million compared to $20.2 million for the six months ended June 30, 2011, representing a 37% increase. Both increases are mainly attributable to overall strong demand for our gateway products and wire-line replacement terminals in our Europe, North America, and MEA markets. These increases were partially offset by a decrease in sales from our Latin America region where we have lost market share due to intense price competition from larger Chinese competitors.

In Q2 2012, our revenues were derived principally from three customers, which together represented 85% of revenues, and individually represented 37%, 32% and 16% of revenues, respectively. In Q2 2011, our revenues were derived principally from three customers, which together represented 67% of revenues, and individually represented 27%, 22% and 18% of revenues. Our revenues for Q2 2012 consisted of 46% for voice products and 54% for data products. For Q2 2011, our revenues consisted of 19% for voice products and 81% for data products. The shift in product mix is primarily attributable to sales of our wire-line replacement terminals which we categorize as a voice product.

For the six months ended June 30, 2012, our revenues were derived principally from four customers, which together represented 87% of revenues, and individually represented 30%, 27%, 18% and 12% of revenues. For the six months ended June 30, 2011, our revenues were derived principally from four customers, which together represented 80% of revenues, and individually represented 27%, 26%, 17% and 10% of revenues. Our revenues for the six months ended June 30, 2012, consisted of 37% for voice products and 63% for data products. For the six months ended June 30, 2011, our revenues consisted of 26% for voice products and 74% for data products.

Our objective is to increase revenues through maintaining close relationships with our core customers and helping them expand their markets. At the same time, we are actively seeking new customer opportunities where we have the ability to deliver products that address unique customer requirements with the potential to lead to significant sales.

Cost of Goods Sold

For Q2 2012, cost of goods sold was $11.9 million compared to $5.7 million for Q2 2011, an increase of 110%. For the six months ended June 30, 2012, cost of goods sold was $20.8 million compared to $15.8 million for the six months ended June 30, 2011, an increase of 32%. The increase for both periods is primarily attributable to the increased revenues from the comparative periods.

Gross Margin

For Q2 2012, gross margin as a percentage of revenues was 23% compared to 25% for Q2 2011. For the six months ended June 30, 2012, gross margin as a percentage of revenues was 25% compared to 22% for the six months ended June 30, 2011. These margin differences are mainly reflective of product and customer mix in the comparable periods.

We are targeting gross margins from the mid-twenties to the low twenties. However, intense price competition and aggressive new product releases by our competitors could put additional pressure on gross margins.

Research and Development

For Q2 2012, research and development was $496,000 compared to $514,000 for Q2 2011, a decrease of 3%. As a percentage of revenues, research and development for Q2 2012 decreased to 3% from 7% in Q2 2011. For the six months ended June 30, 2012, research and development was $1.1 million compared to $1.0 million for the six months ended June 30, 2011, an increase of 7%. As a percentage of revenues, research and development for the first half of 2012 decreased to 4% from 5% for the first half of 2011.

We anticipate that 2012 research and development expenses will remain at current levels, with the exception of fluctuating certification and test fees from the launch of new products. For 2012, we are working on the development of the next generation of our Sprint-branded wireless terminal, a dual-mode gateway device for our Europe market, and a security alert device for our North America and MEA markets.

Sales and Marketing

For Q2 2012, sales and marketing expenses were $647,000 compared to $691,000 for Q2 2011, a decrease of 6%. As a percentage of revenue, sales and marketing expenses were 4% in Q2 2012 compared to 9% in Q2 2011. For the six months ended June 30, 2012, sales and marketing expenses were $1.4 million compared to $2.0 million for the six months ended June 30, 2011, a decrease of 30%. As a percentage of revenue, sales and marketing expenses were 5% for the first half of 2012 compared to 10% for the first half of 2011.These decreases were mainly attributable to decreased revenues from our Latin America region where we paid third party sales commissions on our sales in Venezuela in 2011.

We expect sales and marketing expenses to remain stable in 2012, with the exception of fluctuating selling expenses based on the revenue levels and the customer mix experienced during the year.

General and Administrative

For Q2 2012, general and administration expenses were $1.2 million compared to $1.0 million for Q2 2011, an increase of 20%. For the six months ended June 30, 2012, general and administration expenses were $2.2 million, compared to $2.0 million for the six months ended June 30, 2011, an increase of 12%. The increases from both periods were mainly attributable to increased wage and bonus expense. As a percentage of revenue, general and administration expenses for Q2 2012 were 8% compared to 13% for Q2 2011. As a percentage of revenue, general and administration expenses for the six months ended June 30, 2012 were 8% compared to 10% for the six months ended June 30, 2011.

We expect selling, general and administrative expenses to remain stable in 2012.

Interest Expense, net

For Q2 2012, net interest expense was $362,000 compared to $365,000 for Q2 2011. For the six months ended June 30, 2012, net interest expense was $726,000 compared to $694,000 for the six months ended June 30, 2011. Substantially all of the expense resulted from interest expense associated with borrowings under our credit facilities and financing activities.

Based on our improving operating performance, we expect to reduce our cost of capital on our accounts receivable credit facility and reduce interest expense on our borrowings during the second half of 2012.

Provision for Income Taxes

For the three and six months ended June 30, 2012, we recorded income tax provisions of $47,000 and $72,000, respectively, for foreign income taxes. No income tax provisions were recorded for the three or six months ended June 30, 2011. Currently, we have established a full reserve against all deferred tax assets.

Net Income (Loss)

For Q2 2012, net income was $896,000 compared to net loss of $687,000 for Q2 2011. For the six months ended June 30, 2012, net income was $1.4 million compared to net loss of $1.2 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

Liquidity

At June 30, 2012, cash and cash equivalents was $1.1 million compared to $850,000 at December 31, 2011. In addition, at June 30, 2012, accounts receivable were $11.0 million, compared to $8.9 million at December 31, 2011. At June 30, 2012, we had negative working capital of $10.2 million compared to negative working capital of $11.8 million at December 31, 2011. At June 30, 2012, we had bank financings of $5.6 million compared to $6.1 million at December 31, 2011.

For the six month period ended June 30, 2012, we generated $741,000 of cash from operations which was derived from the cash net income of $1.4 million (net income adjusted for depreciation and amortization expense, stock based compensation and provision for losses on accounts receivable) less changes in operating assets and liabilities of $704,000. During the six months ended June 30, 2012, we consumed $23,000 of cash from investing activities, and as of June 30, 2012, we did not have any significant commitments for capital expenditures. Financing activities consumed $485,000 of cash during the six months ended June 30, 2012, from the net financings of accounts receivable.

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

As we have diversified our manufacturing base, new manufacturers have generally required partial or full payments on initial orders before extending substantial credit to us. Once we establish a payment history with a manufacturer, we request open credit terms. A number of our newer contract manufacturers now extend open credit terms on our orders. We rely on those open credit terms to support our working capital requirements and reduce our borrowing costs. If our contract manufacturers restrict their credit terms with us, we may need to identify alternative manufacturers or secure additional capital in order to finance the production of our products.

We are currently past due in payments to one of our contract manufacturers. At June 30, 2012 we owed this manufacturer $8.0 million ($8.8 million at December 31, 2011) which was past due under our open credit terms. We entered into an arrangement with this manufacturer for 2011 in which we agreed to pay for products (along with a premium to bring down the past due amount) within three days of shipment. We complied with this agreement during 2011, but it has since expired. We are continuing to make payments to bring down the amount owed to this manufacturer, but do not have any formal plan or standstill agreement in place. We do not currently expect to place significant orders for products with this manufacturer in 2012.

Bank Financing

We have two bank financing arrangements. We currently maintain an accounts receivable credit facility that permits us to factor, on a limited recourse basis, certain credit insured accounts receivable. The lender has the discretion to accept or reject any individual account receivable for factoring. For accepted accounts, the lender advances us 80% of the amount of the receivable. In some cases, the factors advance us funds upon the receipt of a customer purchase order prior to the product shipment and creation of the receivable. Borrowings for the amounts advanced bear interest ranging from 16% to 24% per annum and are secured by a lien on all of our receivables. At June 30, 2012, we had borrowings of $4.0 million under this credit facility. We repay the amounts borrowed under this facility as the underlying accounts receivable are paid. The lender has indicated that it will allow us to borrow up to $11.0 million under this facility, subject to their approval of the underlying account receivable.

In April 2012, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at June 30, 2012). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 8% per annum at June 30, 2012.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. At June 30, 2012, we had $1.1 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at June 30, 2012, as these consisted of securities with maturities of less than three months.

Interest rates for our current bank debt agreements are based at rates ranging from 8% to 24% per annum. We do not use financial contracts to manage our exposure to changes in interest rates. A hypothetical one percent increase in the interest rates that we pay under our bank debt would have resulted in additional interest expense of $16,000 for the three-month period ended June 30, 2012.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2012, the majority of our revenue was generated outside the United States. In addition, most of our products were purchased from manufacturers in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from our contract manufacturers were denominated in United States dollars.

We maintain operations in China and Korea for which expenses are paid in the Chinese Yuan and Korean Won, respectively. Accordingly, we have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A hypothetical one percent improvement in the exchange rate for the Chinese Yuan and the Korean Won versus the United States Dollar would have resulted in additional expense of $21,000 for the three-month period ended June 30, 2012.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purposes described above.

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

We have incurred substantial losses since inception, including a net loss for the year ended December 31, 2010 of $6.3 million. We generated $1.1 million in net income for the year ended December 31, 2011 and $1.4 million of net income for the six months ended June 30, 2012. However, at June 30, 2012, we had a stockholders’ deficit of $10.1 million and a working capital deficit of $10.2 million. We cannot guarantee that we will be successful in maintaining profitability and improving our working capital position.

If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We currently do not have any arrangements in place for additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in maintaining profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

If we do not compete effectively in the fixed wireless telecommunications market, our revenues and market share will decline.

The markets for fixed wireless voice and broadband access devices are highly competitive. We face competition from larger and better capitalized competitors such as Huawei Technologies Co., Ltd. and ZTE Corporation out of China, each of which have significantly greater penetration in key markets than we do. These companies offer products that compete with our fixed wireless phones, gateway devices and wire-line replacement terminals. Economies of scale allow these competitors to offer product pricing and related incentives that we may be unable to match. We also face competition from a number of smaller competitors. These competitors may be able to:

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

We currently purchase all of our products from third party manufacturers on a purchase order basis. The manufacturers are not obligated to accept any purchase order that we submit, and may elect not to supply products to us on the terms we request, including terms related to open credit terms, specific quantities, pricing or timing of deliveries. If a manufacturer were to refuse to fulfill our purchase orders on terms that we request or on terms that would enable us to recover our expenses and make a profit, we could lose sales or experience reduced margins, either of which would adversely affect our results of operations. Further, if a manufacturer were to cease manufacturing our products on acceptable terms, we might not be able to identify and secure the services of a new third-party manufacturer in a timely manner or on commercially reasonable terms.

We have relied on open credit terms with our manufacturing partners to help fund our operating requirements. We are currently past due in payments to one of our contract manufacturers. At June 30, 2012, we owed this manufacturer $8.0 million which was past due under our open credit terms. We entered into an arrangement with this manufacturer for 2011 in which we agreed to pay for products (along with a premium to bring down the past due amount) within three days of shipment. We complied with this agreement during 2011, but it has now expired. We are continuing to make payments to bring down the amount owed to this manufacturer, but do not have any formal plan or standstill agreement in place. We do not currently expect to place significant orders for products with this manufacturer in 2012. Any action to collect from this manufacturer, or a change in open credit terms from our other contract manufacturers, could disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

We rely on a small number of customers for substantially all of our revenues and the loss of one or more of these customers would seriously harm our business.

For the year ended December 31, 2011, four of our customers and their affiliates accounted for approximately 76% of our revenues; orders from these customers comprised approximately 27%, 20%, 19% and 10% of revenues, respectively. For the first six months of 2012, four customers accounted for 87% of our revenues, and individually accounted for 30%, 27%, 18% and 12%, respectively.

If we lose one or more of our significant customers or if one or more of our significant customers materially scales back its orders and we are unable to replace the sales of our products to other customers, our revenues may decline significantly and our results of operations may be negatively impacted.

We are attempting to expand our customer base within our geographic markets for our products and services, including regions in North America, Europe and MEA, while still maintaining and expanding our volume of sales to our existing significant customers. Our goal is to develop additional significant customers. We can make no assurance, however, that we will succeed in diversifying our customer base, developing other geographic markets or becoming less reliant on a small number of significant customers. Failure to diversify our customer base subjects us to more risk in the event that one or more of our significant customers stops or reduces it purchases of our products.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we may be required to substantially revise our business plan or cease operations.

As of December 31, 2011, we had cash and cash equivalents of $850,000 and a working capital deficit of $11.8 million. We incurred a net loss of $6.3 million in 2010, and have incurred net losses in three out of the past five years of operation. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. While our operations have been consistently profitable since the beginning of the third quarter of 2011, we cannot assure you that we will be able to maintain profitability or obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

Item 5.	OTHER INFORMATION.

On August 7, 2012, we issued a press release announcing our financial results for the second quarter ended June 30, 2012. A copy of that press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference. Later today we will be holding a conference call to discuss our financial results for the second quarter. The conference call was announced in a press release issued July 31, 2012. A copy of that press release is attached hereto as Exhibit 99.2 and is incorporated herein by reference.

The information in this Item 5 and Exhibits 99.1 and 99.2 is being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

Item 6.	EXHIBITS.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

Date: August 7, 2012	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1+	Executive Employment Agreement dated June 7, 2012, between the registrant and H. Clark Hickock (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 11, 2012).

10.2+	Executive Employment Agreement dated June 7, 2012, between the registrant and Patrick Gray (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on June 11, 2012).

10.3+	Executive Employment Agreement dated June 7, 2012, between the registrant and Stephen Sek (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on June 11, 2012).

10.4+	Executive Employment Agreement dated June 7, 2012, between the registrant and Henrik Hoeffner (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on June 11, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press release issued by Axesstel on August 7, 2012

99.2**	Press release issued by Axesstel on July 31, 2012.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract.
*	Filed herewith.
**	Furnished herewith.