Form 10-Q
period 2012-09-30
AXESSTEL INC
filed 2012-11-06
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 1, 2012
Common Stock, $0.0001 per share	24,145,355 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2012

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,618,385	$849,510
Accounts receivable, less allowance for doubtful accounts of $320,000 and $520,000 at September 30, 2012 and December 31, 2011, respectively	11,708,930	8,900,508
Inventories, net	301,000	534,000
Supplier advances	508,297	843,076
Prepayments and other current assets	494,349	197,688

Total current assets	14,630,961	11,324,782

Property and equipment, net	226,427	61,578

Other assets:
Licenses, net	8,853	90,000
Other, net	20,952	20,952

Total other assets	29,805	110,952

Total assets	$14,887,193	$11,497,312

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,198,661	$12,466,142
Note payable—current, net of discount	1,624,000	0
Bank financings	4,981,661	6,100,435
Accrued commissions	646,000	474,455
Accrued royalties	1,425,000	1,424,000
Accrued warranties	412,000	636,000
Other accrued expenses and current liabilities	2,121,240	2,027,482

Total current liabilities	17,408,562	23,128,514

Long-term liabilities:
Note payable—long term, net of discount	5,299,000	0

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 24,145,355 and 23,799,731 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,414	2,380
Additional paid-in capital	40,414,483	40,079,137
Accumulated other comprehensive loss	(131,733)	(117,011)
Accumulated deficit	(48,105,533)	(51,595,708)

Total stockholders’ deficit	(7,820,369)	(11,631,202)

Total liabilities and stockholders’ deficit	$14,887,193	$11,497,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

And Comprehensive Income

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$16,327,643	$17,061,864	$43,891,422	$37,238,780
Cost of goods sold	11,802,316	12,887,546	32,559,456	28,650,467

Gross margin	4,525,327	4,174,318	11,331,966	8,588,313

Operating expenses
Research and development	705,563	512,601	1,777,397	1,518,241
Sales and marketing	880,314	987,678	2,265,405	2,980,602
General and administrative	1,291,721	945,316	3,476,110	2,893,065

Total operating expenses	2,877,598	2,445,595	7,518,912	7,391,908

Operating income	1,647,729	1,728,723	3,813,054	1,196,405

Other income (expense)
Interest expense, net	(204,333)	(422,090)	(929,879)	(1,115,789)
Note payable discount	791,000	0	791,000	0

Total other income (expense)	586,667	(422,090)	(138,879)	(1,115,789)

Income before income tax provision	2,234,396	1,306,633	3,674,175	80,616
Income tax provision	112,000	0	184,000	0

Net income	2,122,396	1,306,633	3,490,175	80,616
Foreign currency translation adjustment	3,647	1,653	(14,722)	(65,500)

Comprehensive income	$2,126,043	$1,308,286	$3,475,453	$15,116

Earnings per share
Basic	$0.09	$0.06	$0.15	$0.00

Diluted	$0.08	$0.05	$0.13	$0.00

Weighted average shares outstanding
Basic	24,084,939	23,683,482	23,928,446	23,683,482
Diluted	26,896,633	23,446,491	26,341,667	23,948,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$3,490,175	$80,616

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,426	173,629
Stock-based compensation	161,072	72,000
Recoveries from losses on accounts receivable	(120,000)	(48,770)
Provision for inventory obsolescence	0	243,750
Note payable discount	(791,000)	0
(Increase) decrease in:
Accounts receivable	(2,688,422)	(2,793,826)
Inventories	233,000	(765,328)
Supplier advances	334,779	210,882
Other assets	(142,653)	124,929
Increase (decrease) in:
Accounts payable	1,446,519	3,898,094
Accrued expenses and other liabilities	42,303	(323,843)

Total adjustments	(1,394,976)	791,517

Net cash provided by operating activities	2,095,199	872,133

Cash flows from investing activities:
Acquisition of property and equipment	(200,628)	(9,345)

Net cash used in investing activities	(200,628)	(9,345)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,800	0
Net proceeds (repayments) of bank financings	(1,118,774)	120,818

Net cash provided by (used in) financing activities	(1,110,974)	120,818

Cumulative translation adjustment	(14,722)	(65,500)

Net increase in cash and cash equivalents	768,875	918,106
Cash and cash equivalents at beginning of period	849,510	77,099

Cash and cash equivalents at end of period	$1,618,385	$995,205

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$977,539	$1,129,479
Income tax	$64,468	$36,757

Supplemental disclosure of non-cash financing activities:

During 2012, we converted a $7,714,000 accounts payable balance to a note payable (Note 10).

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

2. LIQUIDITY AND GOING CONCERN

At September 30, 2012, we had cash and cash equivalents of $1.6 million, negative working capital of $2.8 million, and stockholders’ deficit of $7.8 million. Our financial position has improved from a cash and cash equivalent position of $850,000, negative working capital of $11.8 million, and a stockholder’s deficit of $11.6 million at December 31, 2011.

On September 7, 2012, we entered into a Payment Confirmation Agreement with Wistron Neweb Corporation (“WNC”), which settled all disputes with WNC arising out of our prior manufacturing relationship, including restructure of an $8.2 million account payable which was past due. In connection with the Payment Confirmation Agreement we paid WNC $458,000 in cash and issued WNC a non-interest bearing Promissory Note with a face value of $7.7 million and a discounted value of $6.9 million. The Promissory Note obligates us to make payments of $50,000 per month, plus an additional payment on or before March 31 each year in the amount, if any, that would make the total of all payments to WNC for the prior year equal to 50% of our net income for that year. The issuance of the Promissory Note had a $5.3 million positive impact on our working capital at September 30, 2012, as that amount was reclassified from a current liability to a long-term liability.

In addition to restructuring the accounts payable with WNC, our working capital has been improved as a result of profitable operations. We generated net income of $1.1 million in the year ended December 31, 2011 and $3.5 million for the nine months ended September 30, 2012. Despite these improvements in our working capital position, because of our limited cash position, any significant reduction in cash flow from operations could have an impact on our ability to fund operations.

In September 2012, we entered into a one year $7.0 million credit facility with Silicon Valley Bank (“SVB”). The facility is a working capital based revolving line of credit where SVB, in its discretion, will make advances in the amount of up to 80% of the value of (i) eligible accounts receivable and (ii) eligible purchase orders for inventory in transit to a customer. For each account receivable or purchase order financed, we pay interest based on SVB’s prime rate, plus a specified margin, multiplied by the face amount of the eligible account receivable or purchase order. For eligible accounts receivable, the specified margin is 1.0% and for eligible purchase orders the margin is 1.4%. However, if our EBITDA for any trailing six month period falls below $1.0 million, the specified margins increase to 3.0% and 3.2%, respectively. At September 30, 2012, we had borrowings of $3.4 million under this credit facility and the effective interest rate on the borrowed funds was 6% per annum.

In April 2012, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at September 30, 2012). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at September 30, 2012.

In addition to credit facilities, we rely on open credit terms with our manufacturing partners to fund our working capital requirements. New manufacturers generally require partial or full payments on initial orders before extending substantial credit to us. Once we establish a payment history with a manufacturer, we request open credit terms. We rely on those open credit terms to support our working capital requirements and reduce our borrowing costs. If our contract manufacturers restrict their credit terms with us, we may need to identify alternative manufacturers or secure additional capital in order to finance the production of our products.

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

Because of our net losses prior to Q3 2011, and negative working capital position, our independent auditors, in their report on our financial statements for the year ended December 31, 2011, expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations from our foreign customers are typically secured either by letters of credit or credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $320,000 and $520,000, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out method), based on the actual cost charged by the supplier, or market. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. At September 30, 2012 and December 31, 2011, the reserve for excess and obsolete inventory was $292,000 and $910,000, respectively.

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

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at approximately four years. At September 30, 2012 and December 31, 2011, patent and trademark cost of $729,000 has been fully amortized.

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

During the nine months ended September 30, 2012 and 2011, we determined that there was no impairment.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of our accounts receivable, accounts payable, bank financing, accrued expenses, and other current liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition

Revenues from product sales are recognized when the risks of ownership and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. We generally sell our products either FCA (Free Carrier) shipping port, or DDU (Delivery Duty Unpaid). When we ship FCA shipping port, title and risk of loss pass to the customer when the product is received by the customer’s freight forwarder. When we ship DDU, title and risk of loss pass to the customer when the product is received at the customer’s warehouse. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At September 30, 2012 and December 31, 2011, there was no allowance for sales returns.

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

During the nine months ended September 30, 2012 and 2011, warranty expense amounted to $433,000 and $326,000, respectively. At September 30, 2012 and December 31, 2011, we have established a warranty reserve of $412,000 and $636,000, respectively, to cover service costs over the remaining lives of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations include stock-based compensation costs. The following is a summary of stock-based compensation costs, by income statement classification:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Research and development	$15,254	$2,000	$25,254	$9,000
Sales and marketing	15,000	6,000	35,000	23,000
General and administrative	50,023	13,000	100,818	40,000

Total	80,277	21,000	161,072	72,000
Tax effect on stock-based compensation	0	0	0	0

Net effect on net income (loss)	$80,277	$21,000	$161,072	$72,000

Effect on earnings (loss) per share:
Basic	$0.00	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.01	$0.00

Valuation of Stock Option Awards

We have one stock option plan under which stock options are granted to our employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years, and vest over one to three years. During the nine months ended September 30, 2012, we granted to certain of our employees options to purchase an aggregate of 547,500 shares of our common stock at exercise prices ranging from $0.66 to $0.67 per share based on the closing stock price on the date the options were issued. During the nine months ended September 30, 2011, we granted to certain of our employees and a non-executive director options to purchase an aggregate of 480,000 shares of our common stock at exercise prices ranging from $0.07 to $0.14 per share.

Valuation of Stock Grants

During the nine months ended September 30, 2012, we issued 285,624 shares of our common stock to certain of our employees and directors as part of their annual compensation package. The fair value of these grants ranged from $0.66 to $1.20 per share based on the market value on the date the grants were issued. These stock grants vest over one to three years. During the nine months ended September 30, 2011, there were no grants issued.

Income Taxes

We account for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At September 30, 2012 and 2011, we have no unrecognized tax benefits.

Earnings per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three months ended September 30, 2012 and 2011, 1,412,888 and 2,685,798 potentially dilutive securities were excluded from the computation because their effect was anti-dilutive. For the nine months ended September 30, 2012 and 2011, 1,811,362 and 3,184,267 potentially dilutive securities were excluded from the computation.

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net income attributable to common stockholders	$2,122,396	$1,306,663	$3,490,175	$80,616

Denominator:
Basic earnings per share—weighted average shares	24,084,939	23,683,482	23,928,446	23,683,482
Effect of dilutive securities:
Stock options and warrants	2,811,694	763,009	2,413,221	264,540

Diluted earnings per share—adjusted weighted average shares	26,896,633	24,446,491	26,341,667	23,948,022

Basic earnings per share	$0.09	$0.06	$0.15	$0.00

Diluted earnings per share	$0.08	$0.05	$0.13	$0.00

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

Certain Risks and Concentrations

In order to minimize our collection risks, we attempt to sell to our international customers under guaranteed letters of credit or open terms secured by credit insurance. At times, we extend credit based on our evaluation of the customer’s financial condition and payment history. In order to minimize foreign exchange risk, we have made all sales to date in United States dollars. Significant management judgment is required to determine the allowances for sales returns and doubtful accounts.

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

During the nine months ended September 30, 2012, 79% of our revenues were from three customers, which accounted for 32%, 32% and 15% of revenues, respectively. These customers were located in the United States, Scandinavia and Poland, respectively. At September 30, 2012, the amounts due from such customers were $3.0 million, $2.5 million and $2.9 million, respectively, which were included in accounts receivable.

During the nine months ended September 30, 2011, 72% of our revenues were from four customers, which accounted for 22%, 21%, 19% and 10% of revenues, respectively. These customers were located in the United States, Scandinavia, Poland and Venezuela, respectively. At September 30, 2011, the amounts due from such customers were $4.7 million, $1.0 million, $2.6 million and $43,000, respectively, which were included in accounts receivable.

As of September 30, 2012, we maintained inventory of $301,000 in China. In addition, the majority of our $11.7 million of accounts receivable at September 30, 2012 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $350,000 and $897,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

4. INVENTORIES

Inventories consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials	$286,400	$68,566
Finished goods	306,600	1,375,434

	593,000	1,444,000
Reserves for excess and obsolete inventories	(292,000)	(910,000)

	$301,000	$534,000

5. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 30, 2012	December 31, 2011
Prepaid taxes	$41,810	$24,810
Prepaid insurance	129,495	99,885
Other	323,044	72,993

	$494,349	$197,688

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2012	December 31, 2011
Machinery and equipment	$326,311	$317,923
Office furniture and equipment	281,425	249,004
Software	3,108,533	2,948,714

	3,716,269	3,515,641
Accumulated depreciation and amortization	(3,489,842)	(3,454,063)

	$226,427	$61,578

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

All of our licenses have no fixed termination dates and we have assigned estimated lives ranging from two to ten years. The licenses consisted of the following:

	September 30, 2012	December 31, 2011
Licenses	$3,552,500	$3,540,000
Accumulated amortization	(3,543,647)	(3,450,000)

	$8,853	$90,000

Amortization expense related to these licenses amounted to approximately $32,000 and $30,000 for the three months ended September 30, 2012, and 2011, respectively. Amortization expense related to these licenses amounted to approximately $94,000 and $90,000 for the nine months ended September 30, 2012 and 2011, respectively. Estimated future amortization expense related to licenses at September 30, 2012 is as follows:

Amount
2012	$2,603
2013	6,250

Total	$8,853

8. BANK FINANCINGS

As of September 30, 2012 and December 31, 2011, we had outstanding bank loans of $5.0 million and $6.1 million, respectively. We currently have two active types of bank financing arrangements—accounts receivable financings and a term loan.

In September 2012, we entered into a one year $7.0 million credit facility with Silicon Valley Bank (“SVB”). The facility is a working capital based revolving line of credit where SVB, in its discretion, will make advances in the amount of up to 80% of the value of (i) eligible accounts receivable and (ii) eligible purchase orders for inventory in transit to a customer. For each account receivable or purchase order financed, we pay interest based on SVB’s prime rate, plus a specified margin, multiplied by the face amount of the eligible account receivable or purchase order. For eligible accounts receivable, the specified margin is 1.0% and for eligible purchase orders the margin is 1.4%. However, if our EBITDA for any trailing six month period falls below $1.0 million, the specified margins increase to 3.0% and 3.2%, respectively. At September 30, 2012, we had borrowings of $3.4 million under this credit facility and the effective interest rate on the borrowed funds was 6% per annum.

The new credit facility replaced a factoring arrangement for certain credit insured accounts receivable, collateralized by all of our accounts receivable. The factor charged us interest at rates ranging from 16% to 24% per annum on the amount advanced. Since the factor acquired the receivables with recourse, we recorded the gross receivables and recorded a liability to the factor for funds advanced to us. During the nine months ended September 30, 2012, the factor purchased $17.6 million of gross receivables. These receivables have since been repaid and we no longer use this facility.

In April 2012, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at September 30, 2012). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at September 30, 2012.

9. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Customer advances	$123,681	$149,860
Accrued payroll, taxes and benefits	1,140,711	991,011
Accrued foreign sales tax	232,400	282,400
Accrued income taxes	184,731	65,201
Accrued interest	19,000	66,660
Accrued legal and professional fees	100,000	100,000
Accrued operating expenses	320,717	372,350

	$2,121,240	$2,027,482

10. NOTE PAYABLE

On September 7, 2012, we entered into a Payment Confirmation Agreement with Wistron Neweb Corporation (“WNC”), which settled all disputes with WNC arising out of our prior manufacturing relationship, including restructure of an $8.2 million account payable which was past due. In connection with the Payment Confirmation Agreement we paid WNC $458,000 in cash and issued WNC a Promissory Note (“Note”) with a face value of $7.7 million and a discounted value of $6.9 million. The Note obligates us to make payments of $50,000 per month, plus an additional payment on or before March 31 each year in the amount, if any, that would make the total of all payments to WNC for the prior year equal to 50% of our net income for that year. In the event we were to become delinquent on payments, the Note would become payable on demand. The Note does not accrue interest and has no prepayment penalty. Since the Note does not accrue interest, we have computed an imputed interest on the Note over an estimated repayment term of approximately four years and recorded a corresponding discount of $791,000. The interest rate used to calculate the imputed interest is 6.25%.

A summary of the calculation of the discount on the Note is as follows:

Note payable - face value	$7,714,000
Less: unamortized discount	(791,000)

Note payable, net of discount	6,923,000
Less: current portion	(1,624,000)

Noncurrent portion	$5,299,000

Estimated future maturities of the note payable at September 30, 2012, including current portion, is as follows:

2012 (3 months remaining)	$20,000
2013	1,671,000
2014	2,068,000
2015	3,164,000

Note payable, net of discount	$6,923,000

11. SEGMENT INFORMATION

We operate and track our results in one operating segment, wireless access products. We track revenues and assets by geographic region and by product line, but do not manage operations by region. Revenues by geographic region based on customer locations were as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues
Europe	$8,324,425	$4,593,700	$22,115,807	$17,997,081
North America (United States and Canada)	6,897,638	8,687,454	16,634,320	10,836,210
MEA (Middle East and Africa)	797,330	2,865,900	4,226,330	2,987,936
Latin America	308,250	914,810	780,550	5,224,565
Asia	0	0	134,415	192,988

Total revenues	$16,327,643	$17,061,864	$43,891,422	$37,238,780

Our data product line consists of 3G and 4G broadband gateway devices. Our voice product line consists of fixed wireless phones and wire-line replacement terminals. Revenues by product line were as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues
Data Products	$9,052,617	$7,515,206	$26,478,380	$22,456,046
Voice Products	7,275,026	9,546,658	17,413,042	14,782,734

Total revenues	$16,327,643	$17,061,864	$43,891,422	$37,238,780

12. COMMITMENTS AND CONTINGENCIES

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

Future estimated lease payments at September 30, 2012 are as follows:

Year Ending December 31,	Total Amount
2012	$37,000
2013	136,000
2014	33,000

$206,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the three and nine months ended September 30, 2012 amounted to $36,000, and $93,000, respectively. Rent expense incurred for short-term and long-term obligations for the three and nine months ended September 30, 2011 amounted to $28,000, and $119,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause as of September 30, 2012, the severance expense due would be $1.0 million, plus any pro-rated bonuses earned, plus payments equal to twelve months of continuing healthcare coverage under COBRA.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At September 30, 2012, we were not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

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

We sell our products to telecommunications operators worldwide. In developing countries, where large segments of the population do not have telephone or internet service, telecommunications operators deploy wireless networks as a more cost effective alternative to traditional wired communications. In developed countries, telecommunications operators are using wireless networks to augment or supplant existing wire-line infrastructure. Currently, our largest customers are located in the United States, Scandinavia, and Poland.

Recent Developments

We have reshaped our business, designing a more competitive product portfolio, increasing sales in markets that support better margins, and aggressively reducing operating costs. These initiatives began producing results in the second half of 2011, and we have since recorded five consecutive quarters of profitability. During the quarter ended September 30, 2012, we took advantage of that improved operating performance to restructure a significant portion of our liabilities, reduce our cost of borrowing and improve our working capital position.

Sales of our 4G gateway with VoIP capability into the Europe region continued to be robust during the third quarter, making that device our number one selling product globally. Our gateways enable operators in this region to attract new subscribers and increase their revenue with broadband data and voice packages to both small office and residential users. We also continued to experience strong sales of our wireless terminal product in our North American region for the third quarter of 2012. Operators in the United States have initiated wire-line replacement efforts. Our wireless terminal is a communication hub in the home into which users can plug conventional handsets and wireless handsets, replacing traditional wire-line phone service.

We work very closely with our customers in the development of our products. Our 2012 research and development initiatives are focused on three product areas. First, we will be introducing a line of self-sustained, affordable wireless alert products that allow wireless operators to enter the security market with another ‘cut the cord’ solution for residential and small business use. Second, we will be launching a new dual-mode gateway supporting both GSM and CDMA technologies in one device, making it easier for operators to meet customer needs while optimizing network usage. This gateway complements our 4G gateway, which is our number one selling product globally. Finally, we are working with customers on the design of the next generation of our wire-line replacement terminal. We expect to begin initial shipments of these products in the late 2012, early 2013 timeframe.

Revenues for the nine months ended September 30, 2012 were $43.9 million, an increase of 18% from the $37.2 million generated in the same period last year. The increased revenue was mainly attributable to increased revenue from Europe, North America and MEA offset by reduced revenue from Latin America. We saw strong sales of our gateway devices and our wire-line replacement terminals. We also had significant shipments to a new customer in MEA. Sales to Latin America declined compared to the same period last year, as a result of intense price competition from Chinese competitors. Revenues by geographic region based on customer locations were as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues
Europe	$8,324,425	$4,593,700	$22,115,807	$17,997,081
North America (United States and Canada)	6,897,638	8,687,454	16,634,320	10,836,210
MEA (Middle East and Africa)	797,330	2,865,900	4,226,330	2,987,936
Latin America	308,250	914,810	780,550	5,224,565
Asia	0	0	134,415	192,988

Total revenues	$16,327,643	$17,061,864	$43,891,422	$37,238,780

Gross margin was 26% in the first nine months of 2012 compared to 23% in the first nine months of 2011. Gross margin improved principally as a result of the introduction of our new products and a change in product mix.

Operating expenses were $7.5 million for the nine months ended September 30, 2012, compared to $7.4 million in the same period last year.

We generated net income of $3.5 million for the nine months ended September 30, 2012, compared to $81,000 for the same period last year.

In addition to our continued profitable operations, we entered into two transactions during the quarter ended September 30, 2012, that resulted in a $5.3 million improvement in our working capital position and reduced the effective interest rates on advances under a new credit facility to 6% to 7% at current market rates, down from 16% to 24%.

On September 7, 2012, we entered into a Payment Confirmation Agreement with Wistron Neweb Corporation (“WNC”), which settled all disputes with WNC arising out of our prior manufacturing relationship, including restructure of an $8.2 million account payable which was past due. In connection with the Payment Confirmation Agreement, we paid WNC $458,000 in cash and issued WNC a Promissory Note with a face value of $7.7 million and a discounted value of $6.9 million. The Promissory Note obligates us to make payments of $50,000 per month, plus an additional payment on or before March 31 each year in the amount, if any, that would make the total of all payments to WNC for the prior year equal to 50% of our net income for that year. The issuance of the Promissory Note had a $5.3 million positive impact on our working capital at September 30, 2012, as that amount was reclassified from a current liability to a long-term liability. This Note does not bear interest, and we recognized a one-time note payable discount of $791,000 which boosted our net income for the three and nine months ended September 30, 2012. The restructuring of the WNC account payable combined with our continued profitable operations has improved our working capital position from a negative $11.8 million at December 31, 2012 to a negative $2.8 million at September 30, 2012.

On September 25, 2012, we entered into a one year $7.0 million credit facility with Silicon Valley Bank (“SVB”). The facility is a working capital based revolving line of credit where SVB, in its discretion, will make advances in the amount of up to 80% of the value of (i) eligible accounts receivable and (ii) eligible purchase orders for inventory in transit to a customer. For each account receivable or purchase order financed, we pay interest based on SVB’s prime rate, plus a specified margin, multiplied by the face amount of the eligible account receivable or purchase order. For eligible accounts receivable, the specified margin is 1.0% and for eligible purchase orders the margin is 1.4%. However, if our EBITDA for any trailing six month period falls below $1.0 million, the specified margins increase to 3.0% and 3.2%, respectively. At September 30, 2012, we had borrowings of $3.4 million under this credit facility and the effective interest rate on the borrowed funds was 6% per annum.

Outlook

In order to maintain profitability under our current business model, we need to generate revenues of approximately $50 to $60 million annually with gross margins in the mid to low twenty percent range. Our primary goal for 2012 is to achieve consistent quarterly profitability and year over year revenue growth. The economic and competitive climate remains challenging and price competition in our markets remains intense. We anticipate continued erosion in the average selling prices for our products in 2012. This will require us to sell more units in order to achieve revenue growth or introduce new products with higher margins. For the full year, we are targeting gross margins in the mid twenty percent range. Any significant reduction of average selling prices could push gross margins to the low end of that range.

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

Revenue Recognition

Our Revenue Recognition policy calls for us to recognize revenue on sales when ownership and title pass to the customer. We generally sell our products either FCA (Free Carrier) shipping port, or DDU (Delivery Duty Unpaid). When we ship FCA shipping port, title and risk of loss pass to the customer when the product is received by the customer’s freight forwarder. When we ship DDU, title and risk of loss pass when the product is received at the customer’s warehouse. Because our sales are characterized by large orders, the timing of when the revenue is recognized may have a significant impact on results of operations.

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

Quarterly Results of Operations

The following table sets forth, for the periods indicated, the unaudited consolidated statements of operations data (in thousands) and the percentages of total revenues thereto.

($ in thousands)	Three months ended September 30, 2012		Three months ended September 30, 2011		Nine months ended September 30, 2012		Nine months ended September 30, 2011
Revenues	$16,327	100.00%	$17,062	100.00%	$43,891	100.00%	$37,239	100.00%
Cost of goods sold	11,802	72.28	12,888	75.53	32,559	74.18	28,650	76.94

Gross margin	4,525	27.72	4,174	24.47	11,332	25.82	8,589	23.06

Operating expenses:
Research and development	706	4.32	513	3.00	1,777	4.05	1,518	4.08
Sales and marketing	880	5.39	987	5.79	2,266	5.16	2,981	8.00
General and administrative	1,292	7.91	945	5.54	3,476	7.92	2,893	7.77

Total operating expenses	2,878	17.62	2,445	14.33	7,519	17.13	7,392	19.85

Operating income	1,647	10.10	1,729	10.14	3,813	8.69	1,197	3.21
Other income (expense):
Interest expense, net	(204)	(1.25)	(422)	(2.48)	(930)	(2.12)	(1,116)	(2.99)
Note payable discount	791	4.84	0	0.00	791	1.80	0	0.00

Total other income (expense)	587	3.59	(422)	(2.48)	(139)	(0.32)	(1,116)	(2.99)

Income before income tax provision	2,234	13.69	1,307	7.66	3,674	8.37	81	0.22
Income tax provision	112	0.69	0	0.00	184	0.42	0	0.00

Net income	$2,122	13.00%	$1,307	7.66%	$3,490	7.95%	$81	0.22%

Comparison of the Three and Nine months Ended September 30, 2012 to the Three and Nine months Ended September 30, 2011

Revenues

We sell our products directly and through third party distributors to telecommunications operators worldwide. Revenues are recorded at the prices charged to the telecommunications operators or, in the case of sales to distributors, at the prices to the distributors. Our products are sold on a fixed price-per-unit basis.

All of our sales are based on purchase orders or other short-term arrangements. We negotiate the pricing of our products based on the quantity and the length of the time for which deliveries are to be made. For orders involving a significant number of units, or which involve deliveries over a long period of time, we typically receive rolling forecasts or a predetermined quantity for a fixed period of time from our customers, which in turn allows us to forecast internal volume and component requirements for manufacturing. In order to minimize our collection risks, we attempt to sell to our international customers under guaranteed letters of credit or open terms secured by credit insurance. At times, we extend credit based on our evaluation of the customer’s financial condition and payment history. In order to minimize foreign exchange risk, we have made all sales to date in United States dollars.

For the three months ended September 30, 2012, which we refer to as Q3 2012, revenues were $16.3 million compared to $17.1 million for the three months ended September 30, 2011, which we refer to as Q3 2011, representing a 4% decrease. This decrease is mainly attributable to the general nature of quarterly revenue activity in our business, as revenue can often fluctuate from quarter to quarter based on our current reliance on large-volume orders from only a few customers.

For the nine months ended September 30, 2012, revenues were $43.9 million compared to $37.2 million for the nine months ended September 30, 2011, representing an 18% increase. The year over year increase is mainly attributable to overall strong demand for our gateway products and wire-line replacement terminals in our Europe, North America, and MEA markets. These increases were partially offset by a decrease in sales from our Latin America region where we have lost market share due to intense price competition from larger Chinese competitors.

In Q3 2012, our revenues were derived principally from three customers, which together represented 86% of revenues, and individually represented 39%, 37% and 10% of revenues. In Q3 2011, our revenues were derived principally from four customers, which together represented 90% of revenues, and individually represented 47%,16%,16% and 11% of revenues. Our revenues for Q3 2012 consisted of 45% for voice products and 55% for data products. For Q3 2011, our revenues consisted of 56% for voice products and 44% for data products.

For the nine months ended September 30, 2012, our revenues were derived principally from three customers, which together represented 79% of revenues, and individually represented 32%, 32% and 15% of revenues. For the nine months ended September 30, 2011, our revenues were derived principally from four customers, which together represented 72% of revenues, and individually represented 22%, 21%, 19% and 10% of revenues. Our revenues for the nine months ended September 30, 2012, consisted of 40% for voice products and 60% for data products. For the nine months ended September 30, 2011, our revenues consisted of 40% for voice products and 60% for data products.

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

For Q3 2012, cost of goods sold was $11.8 million compared to $12.9 million for Q3 2011, a decrease of 8%. The decrease is primarily attributable to the 4% revenue decrease from the comparative period and improved gross margins.

For the nine months ended September 30, 2012, cost of goods sold was $32.6 million compared to $28.7 million for the nine months ended September 30, 2011, an increase of 14%. The increase is primarily attributable to the 18% revenue increase from the comparative period partially offset by improved gross margins.

Gross Margin

For Q3 2012, gross margin as a percentage of revenues was 28% compared to 24% for Q3 2011. For the nine months ended September 30, 2012, gross margin as a percentage of revenues was 26% compared to 23% for the nine months ended September 30, 2011. These margin differences are mainly reflective of product and customer mix in the comparable periods.

We are targeting gross margins in the mid-twenties for the full year 2012. However, intense price competition and aggressive new product releases by our competitors could put additional pressure on gross margins.

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

For Q3 2012, research and development was $706,000 compared to $513,000 for Q3 2011, an increase of 38%. As a percentage of revenues, research and development for Q3 2012 increased to 4% from 3% in Q3 2011. For the nine months ended September 30, 2012, research and development was $1.8 million compared to $1.5 million for the nine months ended September 30, 2011, an increase of 17%. As a percentage of revenues, research and development was 4% for the nine months ended September 30, 2012 and 2011. The increases from both periods were mainly attributable to increased bonus expense. For the three and nine months ended September 31, 2012, we accrued bonus expense of $121,000 and $252,000, respectively. For the three and nine months ended September 31, 2011, we did not accrue any bonus expense since we had not achieved our internal milestone goals on profitability.

We anticipate that 2012 research and development expenses will remain at current levels, with the exception of fluctuating certification and test fees from the launch of new products. For 2012, we are developing a new product line of security alert devices, a dual-mode gateway product for our Europe market, and the next generation of our wire-line replacement terminals.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related payroll expenses for sales, marketing, and technical sales personnel. Other costs include facility expenses, employee travel, internal and external commissions, and trade show expense.

For Q3 2012, sales and marketing expenses were $880,000 compared to $987,000 for Q3 2011, a decrease of 11%. As a percentage of revenue, sales and marketing expenses were 5% in Q3 2012 compared to 6% in Q3 2011. For the nine months ended September 30, 2012, sales and marketing expenses were $2.3 million compared to $3.0 million for the nine months ended September 30, 2011, a decrease of 24%. As a percentage of revenue, sales and marketing expenses were 5% for the nine months ended September 30, 2012 compared to 8% for the nine months ended September 30, 2011. These decreases were mainly attributable to decreased revenues from our Latin America region where we paid third party sales commissions on our sales in Venezuela in 2011.

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

For Q3 2012, general and administration expenses were $1.3 million compared to $1.0 million for Q3 2011, an increase of 37%. For the nine months ended September 30, 2012, general and administration expenses were $3.5 million compared to $2.9 million for the nine months ended September 30, 2011, an increase of 20%. The increases from both periods were mainly attributable to increased bonus expense. For the three and nine months ended September 31, 2012, we accrued bonus expense of $235,000 and $602,000, respectively. For the three and nine months ended September 31, 2011, we did not accrue any bonus expenses since we had not achieved our internal milestone goals on profitability. As a percentage of revenue, general and administration expenses for Q3 2012 were 8% compared to 6% for Q3 2011. As a percentage of revenue, general and administration expenses for the nine months ended September 30, 2012 were 8% compared to 8% for the nine months ended September 30, 2011.

We expect selling, general and administrative expenses to remain stable at the current 2012 levels.

Interest Expense, net

For Q3 2012, net interest expense was $204,000 compared to $422,000 for Q3 2011. For the nine months ended September 30, 2012, net interest expense was $930,000 compared to $1.1 million for the nine months ended September 30, 2011. Substantially all of the expense resulted from interest expense associated with borrowings under our credit facilities and financing activities.

We expect our outstanding loan balances to fluctuate over the next several quarters based on volume and timing of customer orders, but at greatly reduced interest rates. Under our new credit facility, effective interest rates on borrowed funds are 6% to 7% at current market rates, a substantial reduction from the 16% to 24% we were paying under our prior factoring arrangement.

Note Payable Discount

On September 7, 2012, we issued a $7,714,000 Promissory Note to Wistron Neweb Corporation (WNC) in connection with a payment and settlement agreement. This Note does not bear interest, and we have discounted the Note based on an imputed interest rate of 6.25% over an estimated repayment term of approximately four years resulting in a note payable discount of $791,000.

For the three and nine months ended September 30, 2012, we recorded a gain of $791,000 to other income. For the three or nine months ended September 30, 2011, there was no activity in other income.

Provision for Income Taxes

For the three and nine months ended September 30, 2012, we recorded income tax provisions of $112,000 and $184,000, respectively. No income tax provisions were recorded for the three or nine months ended September 30, 2011. Currently, we have established a full reserve against all deferred tax assets.

Net Income

For Q3 2012, net income was $2.1 million compared to net income of $1.3 million for Q3 2011. For the nine months ended September 30, 2012, net income was $3.5 million compared to net income of $81,000 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Liquidity

At September 30, 2012, cash and cash equivalents was $1.6 million compared to $850,000 at December 31, 2011. In addition, at September 30, 2012, accounts receivable were $11.7 million compared to $8.9 million at December 31, 2011. At September 30, 2012, we had negative working capital of $2.8 million compared to negative working capital of $11.8 million at December 31, 2011. At September 30, 2012, we had bank financings of $5.0 million compared to $6.1 million at December 31, 2011. At September 30, 2012, we had a note payable with a face value of $7.7 million and a discounted value of $6.9 million compared to no note payable at December 31, 2011.

For the nine month period ended September 30, 2012, we generated $2.1 million of cash from operations which was derived from the cash net income of $2.9 million (net income adjusted for depreciation and amortization expense, stock based compensation, recoveries from losses on accounts receivable, and gain from note discount based on imputed interest) less changes in operating assets and liabilities of $774,000. During the nine months ended September 30, 2012, we consumed $201,000 of cash from investing activities, and as of September 30, 2012, we did not have any significant commitments for capital expenditures. Financing activities consumed $1.1 million of cash during the nine months ended September 30, 2012, from the net financings of accounts receivable.

Bank Financing

We have two bank financing arrangements.

In September 2012, we entered into a one year $7.0 million credit facility with Silicon Valley Bank (“SVB”). The facility is a working capital based revolving line of credit where SVB, in its discretion, will make advances in the amount of up to 80% of the value of (i) eligible accounts receivable and (ii) eligible purchase orders for inventory in transit to a customer. For each account receivable or purchase order financed, we pay interest based on SVB’s prime rate, plus a specified margin, multiplied by the face amount of the eligible account receivable or purchase order. For eligible accounts receivable, the specified margin is 1.0% and for eligible purchase orders the margin is 1.4%. However, if our EBITDA for any trailing six month period falls below $1.0 million, the specified margins increase to 3.0% and 3.2%, respectively. At September 30, 2012, we had borrowings of $3.4 million under this credit facility and the effective interest rate on the borrowed funds was 6% per annum.

In April 2012, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at September 30, 2012). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at September 30, 2012.

Credit Terms with Manufacturers

In addition to credit facilities, we rely on open credit terms with our manufacturing partners to help fund our working capital requirements. Generally, we order products from our contract manufacturers only upon receipt of a purchase order from a customer. Often, we can finance our accounts receivable and use the proceeds from that borrowing to pay our manufacturers. However, our contract manufacturers order certain parts with long lead times based on rolling sales forecasts that we provide. If our forecasts are inaccurate and our contract manufacturers do not use the long lead time parts, or if we have a customer notify us of their cancellation or inability to pay for a purchase order, our contract manufacturers have the right, after a specified period of time, to deliver the parts or finished goods inventory to us and demand payment.

New manufacturers generally require partial or full payments on initial orders before extending substantial credit to us. Once we establish a payment history with a manufacturer, we request open credit terms. We rely on those open credit terms to support our working capital requirements and reduce our borrowing costs. If our contract manufacturers restrict their credit terms with us, we may need to identify alternative manufacturers or secure additional capital in order to finance the production of our products.

Recent Accounting Pronouncements

Please see the section entitled “Recent Accounting Pronouncements” contained in “Note 3 – Significant Accounting Policies” to our financial statements included in Part I—Item 1. Financial Statements of this report

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. At September 30, 2012, we had $1.6 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at September 30, 2012, as these consisted of securities with maturities of less than three months.

Interest rates for our bank debt agreements are variable and at current market rates range from 6% to 7% per annum. We do not use financial contracts to manage our exposure to changes in interest rates. A hypothetical one percent increase in the interest rates that we pay under our bank debt would have resulted in additional interest expense of $13,000 for the three-month period ended September 30, 2012.

Foreign Currency Exchange Rate Risk

During the nine months ended September 30, 2012, the majority of our revenue was generated outside the United States. In addition, most of our products were purchased from manufacturers in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from our contract manufacturers were denominated in United States dollars.

We maintain operations in China and Korea for which expenses are paid in the Chinese Yuan and Korean Won, respectively. Accordingly, we have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A hypothetical one percent improvement in the exchange rate for the Chinese Yuan and the Korean Won versus the United States Dollar would have resulted in additional expense of $21,000 for the three-month period ended September 30, 2012.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purposes described above.

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

We have generated net income in each of the past five quarters. However, before that period we had incurred substantial losses since inception. At September 30, 2012, we had a stockholders’ deficit of $7.8 million and a working capital deficit of $2.8 million. We cannot guarantee that we will be successful in maintaining profitability and improving our working capital position.

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

For the year ended December 31, 2011, four of our customers and their affiliates accounted for approximately 76% of our revenues; orders from these customers comprised approximately 27%, 20%, 19% and 10% of revenues, respectively. For the first nine months of 2012, three customers accounted for 79% of our revenues, and individually accounted for 32%, 32% and 15%, respectively.

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

The markets for fixed wireless voice and broadband access devices are highly competitive. We face competition from larger and better capitalized competitors such as Huawei Technologies Co., Ltd. and ZTE Corporation out of China, each of which has significantly greater penetration in key markets than we do. These companies offer products that compete with our fixed wireless phones, gateway devices and wire-line replacement terminals. Economies of scale allow these competitors to offer product pricing and related incentives that we may be unable to match. We also face competition from a number of smaller competitors. These competitors may be able to:

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

We have relied on open credit terms with our manufacturing partners to help fund our operating requirements. Any change in open credit terms from our other contract manufacturers, could disrupt our ability to accept and fulfill purchase orders and negatively impact our results of operations.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we may be required to substantially revise our business plan or cease operations.

As of December 31, 2011, we had cash and cash equivalents of $850,000 and a working capital deficit of $11.8 million. We incurred net losses in three out of the past five years of operation. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. While our operations have been consistently profitable since the beginning of the third quarter of 2011, we cannot assure you that we will be able to maintain profitability or obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

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

AXESSTEL, INC.

Date: November 6, 2012	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

4.1	Promissory Note dated September 7, 2012 issued to Wistron Neweb Corporation (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on September 13, 2012).

10.1	Payment Confirmation Agreement dated September 7, 2012 between the registrant and Wistron Neweb Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 13, 2012).

10.2	Loan and Security Agreement dated September 25, 2012 between the registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on October 1, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release issued by Axesstel on November 6, 2012 (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on November 6, 2012).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.