Form 10-Q/A
period 2012-09-30
AXESSTEL INC
filed 2012-12-21
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

-i-

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Form 10-Q”) for the purpose of including additional disclosure in the Liquidity and Capital Resources section of Management Discussion and Analysis of Financial Condition and Results regarding our expectations for supporting our operations with our existing capital resources. The additional disclosure is being made in response to comments from the staff of the Division of Corporate Finance of the Securities and Exchange Commission following a review of our filings. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after November 6, 2012) or modify or update those disclosures that may be affected by subsequent events.

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

Based on our current operating projections, we expect to generate positive cash from operations over the next twelve month period, and believe that our existing capital resources will be sufficient to fund our working capital needs during that time. However, if we experience a substantial decline in product sales or our bank lenders or contract manufacturers refuse to extent us credit under their current terms, we may not generate sufficient cash to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financings are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

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

AXESSTEL, INC.

Date: December 21, 2012	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

4.1	Promissory Note dated September 7, 2012 issued to Wistron Neweb Corporation (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on September 13, 2012).

10.1	Payment Confirmation Agreement dated September 7, 2012 between the registrant and Wistron Neweb Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 13, 2012).

10.2	Loan and Security Agreement dated September 25, 2012 between the registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on October 1, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release issued by Axesstel on November 6, 2012 (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on November 6, 2012).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101 of the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2012).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101 of the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2012).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101 of the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2012).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101 of the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2012).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101 of the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2012).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101 of the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2012).

*	Filed herewith.
**	Furnished herewith.