Form 10-K
period 2012-12-31
AXESSTEL INC
filed 2013-02-28
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of all of the common stock held by non-affiliates of the registrant, based upon the closing stock price of the common stock reported on the OTC market on June 30, 2012 was $17.3 million. Shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the registrant have been excluded for purposes of the foregoing calculation in that such persons may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 1, 2013, was 24,145,355.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2012 are incorporated by reference into Part III of this report.

AXESSTEL, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2012

i

In this report, unless the context otherwise requires, the terms “Axesstel,” “Company,” “we,” “us,” and “our” refer to Axesstel, Inc., a Nevada corporation, and our wholly owned subsidiary, Axesstel Shanghai, Ltd.

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

Overview

We provide wireless voice, broadband access and connected home solutions for the worldwide telecommunications market. Our product portfolio includes phones, wire-line replacement terminals, 3G and 4G broadband gateway devices, and security alert systems. Our products are used for voice calling, high-speed data access and connected home management services.

Our wireless phones, 3G and 4G gateway devices, and security alert systems have similar functionality to phones, modems and alarm systems that use traditional wire-line telecommunications and cable networks; however, our products are wireless and can be substituted for wired devices. Our products are based on CDMA (Code Division Multiple Access), GSM (Global System for Mobile Communications), GPRS (General Packet Radio Service), WCDMA (Wideband Code Division Multiple Access), and HSPA (High-Speed Packet Access) technologies.

We develop and manufacture our products with third party engineering and manufacturing suppliers, principally based in China. Our internal design team works with these manufacturers to develop and customize products to incorporate our design and functional requirements on their baseline designs. We strive to retain intellectual property rights in key areas, while outsourcing commoditized work. We use this approach to reduce research and development expenses, shorten time to market for new products, and leverage supply chains and economies of scale, resulting in reduced product costs.

We sell our products to telecommunications operators worldwide. In developing countries where large segments of the population do not have telephone or internet service, telecommunications operators deploy wireless networks as a more cost effective alternative to traditional wired communications. In developed countries telecommunications operators are using wireless networks to augment or supplant existing wire-line infrastructure. Currently, our largest customers are located in Scandinavia, the United States and Poland.

Market Opportunity

Wireless communications are growing in developed and developing countries worldwide. The transition to wireless communications is evident in developed countries with the advent of mobile products including 3G and 4G phones with increasing computing power and applications.

Changes in the worldwide telecommunications industry, and specifically in the wireless sector of the industry, have substantially increased the economic feasibility of deploying wireless telecommunications services to developing areas as well. These changes include:

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

As a result of these changes, the geographic reach of wireless networks has expanded. The governments of developing countries recognize that their populations need access to reliable voice and internet services in order to improve socioeconomic conditions. As a result, we expect the demand for wireless services to continue to increase in these regions.

Broadband Gateways

Telecommunications operators are continually seeking high-margin, high-growth opportunities to complement their voice-based product offerings. Providing high-speed data access to existing voice customers enables operators to increase their revenue by leveraging their current infrastructure and customer base. Historically, high-speed data access was limited to businesses that could afford to purchase expensive hardware and pay the usage charges. As network costs have declined and technology and manufacturing advancements have developed, high-speed data access has increasingly become available to customers in rural areas of developed and developing countries. In order to implement objectives to rollout high-speed data access, carriers are seeking cost-effective technologies to allow users without existing landlines, DSL or cable connections access to high-speed data.

Telecommunications operators deploy wireless networks based on CDMA2000 1xEV-DO, HSUPA, HSPA+, or LTE in markets where DSL or cable modem services are not offered. Even in markets where DSL and cable modems are offered, CDMA2000 1xEV-DO, HSUPA, HSPA+, and LTE offer comparable or higher speeds compared to DSL and cable, and enable wireless network operators to capture market share with the added benefit of mobility. Utilizing the latest wireless transmission standards, broadband gateways can quickly be connected with high-speed Internet access and provide a multitude of other horizontal and vertical data applications.

Our wireless broadband gateways were our number one selling product in 2012. We sell 3G and 4G gateways worldwide, with primary sales in Scandinavia and eastern Europe.

Wire-line Replacement Terminals

In developed countries, the convenience of wireless phones has caused some consumers to drop their “wired” telephone service and consolidate their phone services through a wireless telephone service provider. Tier one wireless carriers in North America, such as Sprint and Verizon, have marketing programs aimed at enticing the consumer to “cut the cord” and switch to wireless home service, in an effort to take market share from traditional landline telephone service providers or reduce the investment needed to maintain traditional landline infrastructure. Our wire-line replacement terminal acts as a communication hub in the home or small office, allowing users to connect existing wire-line phones to the terminal, which connects to the public telecommunications network by a wireless connection.

The primary market for our wire-line replacement terminals is the developed market, including the U.S. working with national carriers including Sprint and Verizon. We face competition in that market from Chinese competitors with greater scale and the ability to offer lower cost base model products. Our opportunity in this market will depend on our ability to continue to incorporate innovative features and applications into our wire-line replacement terminals, and offer those products at competitive prices.

Phones

Developing countries in Asia, Europe, Latin America, and the Middle East and Africa (“MEA”) are among the world’s fastest growing emerging telecommunications markets. Within these areas, landline telecommunications networks are typically limited to densely populated urban areas because the cost of deploying landline telecommunications networks in developing areas has proven economically unfeasible. We supply our desktop wireless phones to wireless network operators in developing countries. Wireless desktop phones have received much less attention than mobile handsets and smartphones, but still have many benefits over traditional wired solutions:

•	Wireless phones can be moved from office to office without changing phone extensions and without the need for a PBX.

•	Wireless devices are less costly to deploy, eliminating the need for wired infrastructure.

The market for wireless desktop phones is significant in Asia and Latin America, but highly commoditized and price sensitive. In recent years these markets have been dominated by low cost phones from Chinese competitors. We look to sell our wireless desktop phones in markets that will support reasonable prices and gross margins.

We augmented our phone product line in 2012 with a mobile smartphone device. The device is a basic device, without the computing power or features of the most advanced devices, but is priced for sale to developing countries in Latin America and MEA.

Security Alert Systems

In the fourth quarter of 2012, we launched our initial products in the Axesstel Home Alert product line. The product line is designed to give wireless network operators access to a new segment of the connected home market with a security application.

The system provides wireless network operators with a new solution to sell to customers. The alert panel is a mobile device that can be paid for on a subscription or prepaid basis, providing network operators with an additional revenue opportunity and the chance to secure additional consumer loyalty and reduce churn. With two different models—one for GSM and one for CDMA networks, the system is being marketed to wireless network operators worldwide. The initial product is being targeted to consumers in developed countries as a low cost alternative to traditional monitored alarm services, as well as developing countries, where neighborhood security is already part of the social culture.

Our product roadmap for our Axesstel Home Alert product line includes low-cost baseline products moving up to advanced “all-in” products incorporating voice, broadband access capabilities and optional features enabling a wide array of connected home applications. Each product is tailored for different applications and different global geographic markets.

The market for home security is large and still growing. According to industry sources, the existing global home security market, which includes both devices as well as alarm monitoring services, is expected to grow at a compound annual rate of 9% and reach $34.5 billion in 2017. Penetration into even a small percentage of that market can mean significant revenues for our customers, and for us.

We expect the Axesstel Home Alert to drive new business in the U.S. and build on our relationship with Sprint and its subsidiaries. It is also a strong offering for re-entering the Latin American market as well as winning new customers in other regions where we did not previously have relationships. We recently completed work with Deutsche Telekom to list our products on its M2M Marketplace, an ecommerce platform dedicated to boosting adoption of M2M products. We have already made our first shipments of the basic alert product to two new customers in Africa. The Axesstel Home Alert product line may also support distribution through retail channels.

The Axesstel Home Alert product line is our first significant entry into the M2M and the connected home market. The connected home market is a new and rapidly growing market. Security systems are just one application for this market, and we intend to evaluate other applications where our expertise in wireless communication devices provides innovative and valued solutions.

Our Strategy

Our objective is to be a profitable, leading provider of wireless access solutions for both developed and developing countries. Elements of our business strategy for 2013 include:

•

Continued growth in North America. Our business in North America has grown significantly since 2011, when we launched our first OEM product with Sprint; a wireless terminal product that was released as part of Sprint’s “Sprint Phone Connect” wire-line replacement program. We now compete for the Sprint wire-line replacement terminal business with a Chinese competitor, who offers a low-priced terminal. We are currently working with Sprint on designs for two successive generations of our terminal product with additional integrated features. We expect to release these new products beginning in the first half of 2013. We are also evaluating opportunities with other wireless network operators in North America.

•

Identify new significant customer opportunities. We have historically experienced high customer concentration with our top three customers regularly accounting for 75% or more of our revenues. Part of this concentration is the result of providing tailored solutions to meet the specific product or fulfillment demands of our customers. Going forward, we plan to retain strong customer focus with our existing customers and to aggressively identify select new customers or markets, with the potential to account for 5% or more of our revenues. The Axesstel Home Alert product line is drawing interest from wireless network operators in each of our regions, providing an opportunity to expand our customer base in 2013.

•

Launch key new products. Our industry is characterized by frequent technology advancements and rapid product releases. We must continue to provide innovative new product solutions that meet the requirements of our customers. In late 2011, we launched a 4G gateway device based on the 1xEV-DO (Rev. B) standard that became our largest selling product worldwide. Sales of our wire-line replacement terminal in North America was a significant contributor to revenue in 2012. In late 2012, we released the first version of our Axesstel Home Alert products. For 2013, we are releasing a dual-mode gateway device and the next generation of our wire-line replacement terminal. We also have several additional product releases for the Axesstel Home Alert product line scheduled for 2013, and based on initial indications of interest from network operators, believe that this product has significant market potential.

•

Continue focus on gross margins and product cost reductions. We have increased our gross margins through a combination of focused sales into strategic markets, attention to customer requirements that drive value, and aggressive product cost reductions. Gross margins have improved from 17% in 2010 to 24% in 2011 and 26% in 2012. While we do not expect to be the low cost provider in our markets, our products must be priced competitively in order to retain or expand market share. We expect pricing pressure to continue in 2013, with the constant risk of erosion in average selling prices. As a result, we are continuing to evaluate niche sales opportunities that will support higher product pricing as well as opportunities to reduce product costs.

•

Improve our working capital position. For the past four years, we have operated with a working capital deficit. Based on our improved operating performance, we have been able to reduce that deficit from $11.8 million at December 31, 2011 to $2.2 million at December 31, 2012. We plan to continue to improve our working capital position through continued profitable operations. In addition, we will evaluate opportunities in 2013 to improve our working capital position without significant dilution to our existing stockholders. Increased working capital would be expected to improve profitability through the elimination of short term finance charges for purchase order or account receivable credit facilities, reduced product costs through the ability to work with more vendors, and increased revenues with the ability to develop additional products and customers.

Products and Features

Our product line consists of 3G and 4G broadband gateway devices, wire-line replacement terminals, phones and our recently-introduced security alert systems. Revenues by product line over the past three years were as follows:

	($ in thousands) Year Ended December 31,
	2012	2011	2010
Revenues
Broadband gateways	$34,333	$31,212	$34,944
Wire-line replacement terminals	18,164	15,940	1,024
Phones	3,597	6,976	9,462
Security alert systems	3,562	0	0

Total revenues	$59,656	$54,128	$45,430

Broadband Gateways

We currently offer various lines of 3G and 4G broadband gateway devices based on CDMA 1xEV-DO Rev. A and Rev. B, and HSPA technology. Our wireless broadband gateway products allow residential users and mobile professionals to maintain productivity with secure, high-speed access to email, the Internet, data intensive files and multi-media streaming from the home, office or while traveling.

Our gateway products seamlessly combine a modem, wireless wide area networking (WWAN), a Wi-Fi wireless local area network (WLAN), router and a four-port Ethernet switch to provide wireless broadband data access via a plug-and-play solution that enables users to network multiple desktops and laptops. Our gateway devices also offer VoIP (Voice over Internet Protocol) as an optional feature to provide voice functionality.

Wire-line Replacement Terminals

Our wire-line replacement terminals offer an affordable alternative to a the traditional landline telephone network. Users can plug conventional telephones and wireless handsets into our terminal. The terminal acts as a home communication hub to access the wireless network as a replacement to traditional landline service. These terminals are offered in both CDMA and GSM technologies.

Phones

Our wireless desktop phones are designed for voice and data usage in homes, businesses and retail locations. Our phones are offered in standard and enhanced models, with both traditional and cordless models available. We offer CDMA phones that operate in three frequency bands: 450 MHz, 800 MHz, and 1900 MHz, and GSM phones that operate in quad-band (850/900/1800/1900 MHz).

In addition to fixed wireless phones, we recently introduced our first wireless smartphone. This smartphone operates on 3G networks and runs the Android® operating system. The low cost device was designed for sale in developing markets.

Security Alert Systems

Our Axesstel Home Alert product line is a low cost alert system for the home or small office. The system is comprised of a wireless alert panel and sensors. The alert panel is the controller for the system with a telephone keypad and programmable functions. Sensors include motion detection sensors as well as magnetic contact door and window sensors. A single alert panel can support up to 64 sensors and four security zones.

The alert panel has a built in wireless module that can send and receive an SMS message or place a phone call to pre-assigned numbers when a sensor is triggered. Users can program up to eight numbers to receive alerts, such as to their mobile and office phone lines, or local relatives or neighbors to increase the chance of close-by responders. Because the system can be self-monitored, it can be deployed without a monitoring service and without the monthly monitoring fee. The system also could be set up to send alerts to a third party monitoring service and we are evaluating additional features, to support third party monitoring services in future versions of the product.

The alert panel and sensors are tamper resistant, sending an alert if they are compromised. Because the system uses a public wireless network, it operates even if telephone or cable lines are disconnected. A 9V battery provides up to 15 hours of continued functionality in the event of a power outage.

Affordable and easy to set up, each of the sensors connects wirelessly to the alert panel. The alert panel is wireless and uses a basic SIM card and prepaid subscription to connect to the public wireless network. 9 LED indicators show power, battery status, connection to the wireless network and system status. The system can be armed or disarmed by sending a remote SMS text as well as by keypad input on the alert panel.

During 2013, we plan to continue the roll out of our Axesstel Home Alert security alert systems as we strategically move into the machine-to-machine, or M2M, market.

•

We shipped our first entry level product, the AX50 Series, in December 2012. This base line device provides simple alert services and is available in GSM or CDMA technology. This product was initially targeted for the developing markets but has received significant interest from other markets including the U.S.

•

The AX100 Series is expected to start shipping in the second quarter of 2013. In addition to the features of the AX50 Series, the AX100 has some basic home automation functions and connected home applications. This unit is UL certified and targeted for developed markets in the U.S. and Latin America.

•

The AX200 Series, also targeted to start shipping in the second quarter, combines the features of the AX100 with our stand alone wire-line replacement terminal. This design enhances our wire-line replacement terminal by providing additional function and value. The target market for the AX200 is our current wire-line replacement terminal customers in the U.S., including Sprint and its affiliated entities, as well as other carriers.

•

The AG300 Series, which we plan to launch in the third quarter, combines our wireless alert and connected home applications product features and merges them with our broadband gateway with Wi-Fi and VoIP. This more advanced “all-in-one” device will be sold into Europe, Latin America and GSM operators worldwide.

•

The AL400 Series is expected to launch in the fourth quarter. Similar to the AG300, this advanced product combines alert and connected home apps with voice but with a new high speed LTE broadband gateway. This product is predominantly targeted for the U.S. market.

We are working closely with our wireless carrier customers to develop the right products to enable them to attract new subscribers and grow average revenue per user in the security and connected home market. We are excited about the worldwide opportunities for this new category of M2M products to grow our revenue and customer base.

Customers

Our customers are telecommunications network operators in markets around the world. Currently, we do not sell our products directly to consumers. The telecommunications operators resell our products to their customers through a variety of channels, and may bundle our products with other products or a service package. The following table shows the percentage of our total revenues derived from various geographic regions in each of the last three years:

	($ in thousands) Year Ended December 31,
	2012	2011	2010
Revenues
Europe	$30,002	$24,310	$30,089
North America (United States and Canada)	18,839	17,967	3,534
MEA	9,641	5,967	2,261
Latin America	886	5,691	9,245
Asia	288	193	301

Total revenues	$59,656	$54,128	$45,430

Our principal customers in 2012 were Icenet (Scandinavia), Sprint (United States), and Orange (Poland), each of which accounted for more than 10% of our total revenues for the year. We supply products to these customers on a purchase order basis.

Sales and Marketing

We sell our products, directly and indirectly, to telecommunications network operators worldwide. We sell through our direct sales team, and in some countries or regions we sell through agents and distributors.

We position our direct sales team to be in region with our key customers. We divide our sales group into four principal regions: North America, Europe, MEA and Latin America. At December 31, 2012 our sales and marketing team was comprised of 10 employees and consultants located in the United States, Colombia, England, Holland, Portugal, Spain, Romania and Nigeria. In addition to our direct sales force, we supplement our presence in various geographic regions through the hiring of local sales representatives or agents. In some regions, we sell our products through distributors. Under these arrangements, the distributors purchase the products from us and resell the products to telecommunications operators in those regions.

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

Our contract manufacturing arrangements are a key element of our working capital financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. Under the terms of our supply agreements, we submit purchase orders to our manufacturers for finished goods. Our manufacturers purchase and maintain inventories of components and subassemblies against a rolling forecast of orders that we provide to them on a monthly basis. The goods we order are most often shipped directly from the manufacturer to the customer, and we normally do not hold finished goods in inventory. Occasionally we experience a cancellation or delay of a customer order. We try to secure the right under the terms of our manufacturing agreements to defer delivery of goods for a period of time. During that time, we will attempt to sell the goods to another customer. If we are unsuccessful in selling the goods before the deferral period expires, the manufacturer can deliver the finished goods to us and we take the goods into inventory.

Historically, substantially all of our products were manufactured by a single contract manufacturer, Wistron Neweb Corporation. Beginning in 2010, we established relationships with additional contract manufacturers in China and now work with several different contact manufacturers for our various product lines.

Research and Development

We focus our research and development efforts on developing innovative wireless access solutions to address the requirements of our customers and niche market opportunities with the potential for significant contributions to revenues.

In 2012, our product development initiatives included:

•

developing a product portfolio of security alert and connected home management systems that allow wireless operators to enter the security and home automation markets with another “cut the cord” solution for residential and small business use;

•	developing a dual-mode gateway supporting both GSM and CDMA technologies in one device for our Europe market; and

•	developing a second generation wire-line replacement terminal for our North America market.

For 2013, our research and development initiatives will be concentrated on the following projects:

•

Continued development of our security alert and connected home management systems portfolio. We anticipate developing four additional products within this portfolio in 2013, providing more advanced products that combine alert and smart home automation with voice and data services.

•	Completing the roll-out of our dual-mode gateway device for our Europe market.

•	Completing the developing of our second generation wire-line replacement terminal for our North America market.

We conduct our research and development through a combination of internal and outsourced development initiatives. Our internal research and development team focuses on development of our more complex products or features. Our internal team also reviews baseline products offered by third party manufacturers and develops product specifications or modifications to improve cost or performance of these products or add features and functions to meet our customers’ unique requirements. We generally enter into development and supply agreements with third party design and manufacturing firms for these products. In some arrangements, we pay directly for engineering services for the manufacturer to develop a customized version of a product design for us. In other cases, the costs of product customization are added to the per unit price that the manufacturer charges us for final products. We believe that this model provides several benefits, including:

•	retention of high value engineering talent;

•	creation and retention of strategic intellectual property rights;

•	faster time to market for new product launches;

•	access to a broader range of products than could be developed internally; and

•	reduced research and development expenses.

As of December 31, 2012, we had 16 engineers, six based in the United States, six based in Korea, and four based in China. For the years ended December 31, 2012, 2011, and 2010, our research and development expenses were $2.4 million, $2.3 million, and $2.4 million, respectively.

Intellectual Property

We protect our intellectual property through a combination of patents, trademarks, trade secrets, licenses, non-disclosure agreements and contractual provisions. Generally, we enter into non-disclosure and confidentiality agreements with our employees, consultants and third parties that have access to our proprietary technology.

Licenses

We are dependent on licenses of technology in order to manufacture our products. We secure licenses from microprocessor chipset manufacturers where we use those vendors’ chipsets in our products. In some cases, we rely on our contract manufacturers or third party component suppliers to procure the necessary licenses for the use of the chipsets. We also secure licenses from various third parties for software features or functions that are embedded in our products.

Our primary licenses are with Qualcomm, Inc., including licenses that grant us a worldwide, nonexclusive, royalty-bearing license to use Qualcomm’s CDMA technology to make, sell and lease wireless CDMA (Code Division Multiple Access), WCDMA (Wideband Code Division Multiple Access), and OFDMA (Orthogonal Frequency Division Multiple Access) technologies. We have also entered into various software agreements with Qualcomm to license its software to use with our products that incorporate Qualcomm’s CDMA technology. Qualcomm may terminate the license agreements if we materially breach the license agreements and such breach is not cured.

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

Patents

We have filed patent applications and received patents in the United States and foreign jurisdictions covering certain aspects of our products. We cannot be certain that any patent application that we file will result in the issuance of a patent. Even if a patent is issued, we cannot be certain that it will be sufficiently broad as to permit us to effectively prohibit others from effectively competing against us. Numerous patents have been filed in the wireless communication space. From time to time, we may encounter disputes over rights and obligations concerning the intellectual property rights of third parties. While we believe that our product and service offerings do not infringe the intellectual property rights of any third party, we cannot guarantee that we will prevail in any intellectual property dispute.

Competition

The market for wireless communications products is highly competitive. Over the past three years, large telecommunications infrastructure providers from China, principally Huawei Technologies Co., Ltd., and ZTE Corporation, have used their scale and aggressive pricing to establish dominant market shares in the phone, modem and gateway space. We also face competition from smaller vendors such as C-motech Co. Ltd. and AnyData Corporation. In addition, there is always the potential for new competition to enter our target markets.

Many of our competitors have significantly greater financial, technical and marketing resources as well as greater purchasing power than we do. These greater resources allow these competitors to obtain better manufacturing prices and efficiencies. Some of our competitors offer bundled packages, selling network operators wireless network infrastructure equipment, modems and phones in an integrated package. Customers may prefer this single source solution. Remaining competitive will require us to continually develop innovative products at competitive price points.

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

As a result, we continue to look for significant niche markets where our close attention to customer requirements and superior performance are valued. We compete principally on the basis of design, functionality, reliability, quality, price, and ease of deployment, installation and use. Historically our products have been recognized by consumers for their superior functionality, including enhanced features, durability and performance. We intend to compete by addressing customer requirements and providing innovative solutions at competitive pricing.

Employees

As of December 31, 2012, we had a total of 35 full-time employees. Of the 35 employees, 15 are located in the United States, 11 are located in China, eight are located in South Korea and one is located in Holland. We have a total of six employees involved in executive, general and administrative functions, three involved in sales and marketing, 15 involved in product design and development, and 11 involved in operations.

At December 31, 2012, we had a total of eight consultants, up from four at the beginning of the year, seven performing sales and marketing functions and one performing product design and development.

We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are good.

Governmental Regulation

Our products are incorporated into commercial wireless communications systems that are subject to regulation domestically by the Federal Communications Commission, or FCC in the United States, and internationally by other government agencies.

In the United States, the FCC regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety, and rules for devices to be connected to telephone networks. In addition to the U.S. federal government regulations, certain states have adopted regulations applicable to our products. Radio frequency devices, which include our product lines, must be approved under the regulations by obtaining equipment authorization from the FCC prior to being offered for sale. Asia, Europe, Latin America, and MEA have their own regulatory requirements which require various approvals.

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

We generated net income of $4.3 million for the year ended December 31, 2012. However, we incurred net losses in two of the three previous years, including a net loss of $6.3 million for the year ended December 31, 2010 and a net loss of $10.1 million for the year ended December 31, 2009. At December 31, 2012, we had a stockholders’ deficit of $7.0 million and a working capital deficit of $2.2 million.

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

We rely on a small number of customers for the majority of our revenues. The table below shows the percentage of revenue contribution from each customer that accounted for more than 10% of our revenues in the prior three years:

Year ended	10% customers	% of revenues	Aggregate % of revenues
December 31, 2012	3	34%, 28% and 13%	75%
December 31, 2011	4	27%, 20%, 19% and 10%	76%
December 31, 2010	3	43%, 17% and 17%	77%

If we lose one or more of our significant customers or if one or more of our significant customers materially scales back its orders, our revenues may decline significantly and our results of operations may be negatively impacted.

We are attempting to develop other geographic markets for our products and services, including other markets in North America, Latin America, Europe and MEA, while still maintaining and expanding our volume of sales to our existing significant customers. We are looking for opportunities to generate additional significant customers to reduce our risk associated with customer concentration. We can make no assurance, however, that we will succeed in diversifying our customer base, developing other geographic markets or in becoming less reliant on a small number of significant customers.

If we do not compete effectively in the wireless communications market, our revenues and market share will decline.

The markets for wireless voice and broadband access devices are highly competitive. We face competition from larger and better capitalized competitors such as Huawei Technologies Co., Ltd. and ZTE Corporation which have significantly greater penetration in key markets than we do. Economies of scale allow these competitors to offer product pricing and related incentives that we may be unable to match. We also face competition from a number of smaller competitors. These competitors may be able to:

•	more accurately predict the new or emerging technologies desired by the market;

•	respond more rapidly to new or emerging technologies;

•	respond more rapidly to changes in customer requirements;

•	devote greater resources to sales or research and development efforts;

•	offer vendor financing for their products;

•

promote their products more effectively, including selling their products at a loss in order to obtain market share or bundling their products with other products that we do not offer in order to promote an end-to-end solution for their customers;

•	sell products at lower prices as a result of efficiencies of scale, thereby rendering our products non-competitive or forcing us to sell our products at reduced gross margins; and

•	use dominance in certain key markets to subsidize expansion efforts in geographic areas in which we operate and in which we are substantially dependent for a significant portion of our revenue.

If we are not successful in enhancing our products, maintaining customer relationships and managing our cost structure so that we can provide competitive prices, we may experience reduced sales and our market share may decline.

We will need to develop new products and features to meet rapidly evolving industry standards and the changing needs of our customers in order to be successful.

The wireless communications market is characterized by rapid technological advances, evolving industry standards, changing customer needs and frequent new product introductions and enhancements. Manufacturers of wireless communications microprocessor chipsets, which we use in our products, frequently introduce new chipsets that provide enhanced functionality at lower price points. The introduction of new chipsets often requires that we design and release new products to take advantage of the enhanced features or lower cost in order to remain competitive. To maintain and increase our revenues, we must continually develop and market new products and enhancements to existing products that keep pace with advancing technological developments and industry standards and that address the needs of our customers and their end users. The process of developing new technology and products is complex, uncertain and expensive, and success depends on a number of factors, including:

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

We must accurately anticipate evolving wireless technology standards and offer products that comply with such standards. We engineer and manufacture products that comply with several different 3G and 4G wireless standards. If our products fail to comply with any one of these or future applicable standards, our ability to introduce and sell new products could be reduced or we could be required to make costly and time-consuming engineering changes. Additionally, wireless standards for communication are evolving rapidly. If we develop products for a new wireless standard and a significant number of wireless operators do not adopt the standard to which our products are engineered, then sales of such new products could be materially harmed.

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

As we work with new manufacturing contractors, we may experience higher levels of product warranty claims, or defect rates which could negatively impact our financial position or impair our brand’s reputation for quality. We may not be able to respond to customer demands as quickly as we have through our internal research and development resources. Working with third party designers and manufacturers may limit our ability to develop unique or protected intellectual property rights in the products. Finally, we are dependent on the financial stability and effective operations of our design and manufacturing contractors. A financial or operational setback with one of our manufacturers may impact our ability to procure product necessary to meet customer orders or to service customer requests. If we do not choose our design and manufacturing contractors carefully we may experience significant damages to our operations, our reputation and ultimately our financial position.

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

Our international sales and operations subject us to various risks associated with, among other things, foreign laws, policies, economies, and exchange rate fluctuations.

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

These international risks could make our ability to meet the demand for wireless products unpredictable. In addition, because the majority of our sales are denominated in United States dollars, changes in foreign currency exchange rates affect the market price for our products in countries in which they are sold. If the currency of a particular country weakens against the United States dollar, the cost of our products in that country may increase to the wireless network operator and end user, which may result in the network operator or end user choosing to purchase the products of one of our competitors instead of our products.

We sell our products to telecommunications operators in developing countries, which may create difficulties in the collection of our accounts receivable.

In order to minimize our collection risks, we attempt to sell to our international customers under guaranteed letters of credit or open terms secured by credit insurance. At times, we extend credit based on our evaluation of the customer’s financial condition and payment history. We have experienced some collection issues in the past and have incurred bad debt expense because of our customers’ inability or refusal to pay. Many of our customers are located in developing countries. This makes collection efforts more difficult and expensive. Often these countries do not have well established legal systems to secure and enforce judgments for unpaid accounts. Because of our limited working capital, any inability to collect on open accounts may have a significant impact on our financial position.

A substantial portion of our sales are completed on a purchase order basis. Although these purchase orders are generally not cancelable, customers may decide to delay or cancel orders, which could negatively impact our revenues.

Our customers generally purchase products from us on a purchase order basis. As a result, we carry little backlog and have limited visibility into the long term purchasing plans of our customers. Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we may have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

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

We believe that our operating results may fluctuate substantially from quarter-to-quarter and year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this “Risk Factors” section:

•	our current reliance on large-volume orders from only a few customers;

•	the propensity of our customers to order on a purchase order basis;

•	variability in customer and product mix during any particular quarter;

•	changes in our pricing policies or those of our competitors;

•	the introduction of new products or product enhancements by us or our competitors;

•	changes in the terms of our arrangements with customers or suppliers;

•	the ability of our customers to accurately forecast demand for our products by their end users;

•	general economic conditions in developing countries which are in our target markets;

•	the timing of final product approvals from any major customer;

•	delays or failures to fulfill orders for our products on a timely basis;

•	the ability of our customers to obtain letters of credit or credit that are satisfactory to us and our ability to confirm them in a timely manner;

•	our inability to forecast our manufacturing needs;

•	delays in the introduction of new or enhanced products by us or market acceptance of these products;

•	our ability to finance our working capital needs;

•	changes in the financial position of our manufacturers;

•	the availability and cost of raw materials and components for our products;

•	an increase in product warranty returns or in our allowance for doubtful accounts; and

•	operational disruptions, such as transportation delays or failures of our order processing system.

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

We sell products to our customers through our direct sales force and, when desirable or required by the laws of a particular jurisdiction or a prospective customer, through local agents and a network of other third parties, such as resellers, distributors and manufacturers of complementary technologies. We rely on these agents and third parties to assist us in providing customer contacts and marketing our products directly to potential customers. When working with agents, we may enter into exclusive arrangements that preclude us from using another agent or making sales directly in a particular territory, which could harm our ability to develop new customer relationships. Certain agents and other third parties are not obligated to continue selling our products, and they may terminate their arrangements with us at any time. Our ability to increase our revenues in the future may depend in large part on our success in developing and maintaining relationships with these agents, distributors and other third parties. Any failure to develop or maintain our relationships with these third parties and any failure of these third parties to effectively market our products could harm our business, financial condition and results of operations.

If we are unable to attract and retain key personnel necessary to operate our business, our ability to develop and market our products successfully could be harmed.

We have a small employee base and depend substantially on our current executive officers and key sales, engineering and operational employees. The loss of key employees or the inability to attract or retain qualified personnel, could delay product development and harm our ability to sell our products. Our success depends on our ability to identify, attract and retain qualified management, engineering, sales, and marketing personnel.

We may not be able to develop products that comply with applicable government regulations.

Our products must comply with government regulations. For example, in the United States, the Federal Communications Commission, or FCC, regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety, and rules for devices to be connected to telephone networks. In addition to the U.S. federal government regulations, certain states have adopted regulations applicable to our products. Radio frequency devices, which include our modems, must be approved under the above regulations by obtaining equipment authorization from the FCC prior to being offered for sale. Because we sell our products worldwide we must also meet the regulatory requirements in our global markets including Europe, MEA, Latin America and Asia. Additionally, we cannot anticipate the effect that changes in domestic or foreign government regulations may have on our ability to develop and sell products in the future. Failure to comply with existing or evolving government regulations or to obtain timely regulatory approvals or certificates for our products could materially adversely affect our business, financial condition and results of operations or cash flows.

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

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We lease the following properties:

Location	Purpose	Square Footage	Lease Expiration
San Diego, USA	Corporate headquarters	5,900	April 2014
Shanghai, China	R&D and Operations	1,600	November 2013
Shanghai, China	R&D and Operations	1,000	January 2014
Seoul, Korea	R&D and Operations	1,600	July 2013

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

Market Information.

Our common stock is quoted on OTC QB Market under the symbol “AXST”. The following table sets forth the high and low bid information for our stock for the periods indicated.

	High	Low
2012
Fourth Quarter	$1.95	$1.02
Third Quarter	1.35	0.61
Second Quarter	0.95	0.51
First Quarter	0.79	0.29
2011
Fourth Quarter	$0.37	$0.15
Third Quarter	0.22	0.09
Second Quarter	0.15	0.05
First Quarter	0.10	0.04

Quotations for the OTC QB are market quotations, based on calendar quarters that reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders.

As of February 1, 2013, the stockholders list for our common stock showed 1,130 registered stockholders and 24,145,355 shares of common stock issued and outstanding.

Dividends.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Sales of Unregistered Securities.

We did not sell any unregistered shares of our common stock during the year ended December 31, 2012.

Repurchases of Equity Securities.

We did not repurchase any shares of our common stock during the year ended December 31, 2012.

Equity Compensation Plans Information.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2013 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated in this report by reference.

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

	Year Ended December 31, (in thousands, except earnings (loss) per share)
	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA:
Revenues	$59,656	$54,128	$45,430	$50,819	$109,592
Gross margin	$15,301	$12,926	$7,507	$8,285	$26,271
Total operating expenses	$10,574	$10,301	$12,625	$17,092	$23,065
Operating income (loss)	$4,727	$2,625	$(5,118)	$(8,808)	$3,206
Net income (loss)	$4,314	$1,100	$(6,311)	$(10,131)	$1,419

SHARE DATA:
Basic earnings (loss) per share	$0.18	$0.05	$(0.27)	$(0.43)	$0.06
Diluted earnings (loss) per share	$0.16	$0.05	$(0.27)	$(0.43)	$0.06
Shares used in basic per share calculation	23,983	23,698	23,579	23,352	23,229
Shares used in diluted per share calculation	26,611	23,698	23,579	23,352	23,555

BALANCE SHEET DATA:
Cash and cash equivalents	$1,875	$850	$77	$602	$1,662
Working capital (deficit)	$(2,164)	$(11,804)	$(13,140)	$(7,602)	$241
Total assets	$18,164	$11,497	$9,374	$16,189	$34,931
Long-term debt	$5,096	0	0	0	0
Total stockholders’ equity (deficit)	$(6,961)	$(11,631)	$(12,764)	$(6,622)	$2,784

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide wireless voice, broadband access and connected home solutions for the worldwide telecommunications market. Our product portfolio includes phones, wire-line replacement terminals, 3G and 4G broadband gateway devices, and security alert systems used to access voice calling, high-speed data and connected home management services.

Our wireless phones, 3G and 4G gateway devices, and security alert systems have similar functionality to phones, modems and alarm systems that use traditional wire-line telecommunications and cable networks; however, our products are wireless and can be substituted for wired devices. Our products are based on CDMA (Code Division Multiple Access), GSM (Global System for Mobile Communications), GPRS (General Packet Radio Service), WCDMA (Wideband Code Division Multiple Access), and HSPA (High-Speed Packet Access) technologies.

We develop and manufacture our products with third party engineering and manufacturing suppliers, principally based in China. Our design team works with these manufacturers to develop and customize products to incorporate our design and functional requirements on their baseline designs. We strive to retain intellectual property rights in key areas, while outsourcing commoditized work. We use this approach to reduce research and development expenses, shorten time to market for new products, and leverage supply chains and economies of scale to reduce product costs.

We sell our products to telecommunications operators worldwide. In developing countries where large segments of the population do not have telephone or internet service, telecommunications operators deploy wireless networks as a more cost effective alternative to traditional wired communications. In developed countries telecommunications operators are using wireless networks to augment or supplant existing wire-line infrastructure. Currently, our largest customers are located in Scandinavia, the United States and Poland.

Recent Developments

The year ended December 31, 2012 was the most successful year in our company’s history. We had our sixth consecutive quarter of profitability and finished the year having achieved the following milestones:

•	a ten percent year over year increase in revenues;

•	record gross margins of 26%;

•	record operating income of $4.7 million;

•	record net income of $4.3 million; and

•	record earnings per share of $0.18 ($0.16 fully diluted).

We took advantage of that improved operating performance to restructure a significant portion of our liabilities and reduce our cost of borrowing under our accounts receivable and purchase order credit facility. Restructuring our liabilities helped to improve our working capital position to a deficit of $2.2 million at December 31, 2012, compared to a deficit of $11.8 million at December 31, 2011. Interest rates under our new credit facilities are currently 6% to 7% compared to 16% to 24% under our prior credit facilities.

Sales of our 4G gateway with VoIP capability into the Europe region continued to be robust, making that device our number one selling product globally in 2012. Our gateways enable operators in this region to attract new subscribers and increase their revenue with broadband data and voice packages to both small office and residential users. Working with wireless network operators in Europe, we are completing the development of a dual-mode gateway device that provides GSM and CDMA connectivity. The dual-mode gateway is designed for use in areas on the edge of network coverage and is expected to expand the addressable market for our gateways by as much as 36% with our existing customers.

We also continued to experience strong sales of our wireless terminal product in our North American region in 2012. Sales were strong though the first three quarters of 2012, principally driven by sales to Sprint under our OEM arrangement. Sales of our terminals to Sprint were $2.1 million for the fourth quarter of 2012, lower than previous quarters, as Sprint shifted a portion of their purchases for the period to a Chinese competitor, which offered a low price base model terminal. We are actively working with Sprint on the designs for two successive generations of the wire-line replacement terminal, which add new features and functionality. We expect to begin selling the next generation of that product in the first half of 2013 and expect to recapture a portion of Sprint’s orders. We are also working with other North American wireless network operators on wire-line replacement terminal opportunities.

Finally, in the fourth quarter of 2012 we shipped the initial orders for the first product in our line of self-sustained, affordable wireless Axesstel Home Alert products to a customer in our MEA region. That product line allows wireless network operators to enter the connected home market with a ‘cut the cord’ security solution for residential and small business use. The initial product is currently available in GSM and CDMA versions. We have multiple product releases scheduled for this line throughout 2013 to address the requirements of specific geographic regions or customers.

Overall, revenues for 2012 were $59.7 million, an increase of 10% over last year. The increased revenue was mainly attributable to increased demand of our gateway products in Europe, continued strong sales of our wire-line replacement terminals in North America and the launch of our alert products in MEA, offset by decreased demand of our phone products in Latin America. Revenues by geographic region based on customer locations were as follows:

	($ in thousands) Year Ended December 31,
	2012	2011	2010
Revenues
Europe	$30,002	$24,310	$30,089
North America (United States and Canada)	18,839	17,967	3,534
MEA	9,641	5,967	2,261
Latin America	886	5,691	9,245
Asia	288	193	301

Total revenues	$59,656	$54,128	$45,430

The roll-out of our newly introduced products boosted gross margins to record levels in 2012. Gross margin was 26% in 2012 compared to 24% in 2011 and 17% in 2010. Gross margin for 2010 was negatively impacted by the sale of aged inventory at nominal margins and the write-off of excess and obsolete inventory.

We have continued to aggressively manage operating expenditures. Operating expenses were $10.6 million for 2012 compared to $10.3 million for 2011, increasing 3% against revenue growth of 10%. Operating expenses were $12.6 million for 2010, significantly higher as compared to 2012 and 2011 levels mainly due to increased selling expenses as more of our revenue in 2010 was generated in Latin America where we traditionally paid sales commissions to third party agents as well as increased bad debt expense from our MEA region.

The combination of strong revenue growth, increasing gross margins and strict control over operating expenses resulted in record operating income of $4.7 million for the year. Net income for the year was $4.3 million, included a gain of $618,000 associated with a discount on a promissory note, net of imputed interest amortization of $173,000, as discussed below.

In addition to our record profitable operations, we entered into two transactions during year that resulted in a significant improvement in our working capital position and reduced our cost of borrowing.

On September 7, 2012, we entered into a Payment Confirmation Agreement with Wistron Neweb Corporation (“WNC”), which settled all disputes with WNC arising out of our prior manufacturing relationship, including the restructure of an $8.2 million account payable which was past due into a promissory note. The issuance of the promissory note had a $5.1 million positive impact on our working capital at December 31, 2012, as that amount was reclassified from a current liability to a long-term liability. The restructuring of the WNC account payable combined with our continued profitable operations has improved our working capital position to a negative $2.2 million at December 31, 2012 from a negative $11.8 million at December 31, 2011.

On September 25, 2012, we entered into a one year $7.0 million credit facility with Silicon Valley Bank (“SVB”). At December 31, 2012, we had borrowings of $1.9 million under this credit facility and the effective interest rate on the borrowed funds was 6% per annum. Borrowings under our prior credit facility bore interest at rates of 16% to 18%.

Outlook

In order to achieve profitability under our current business model, we need to generate minimum revenues of $50 to $60 million annually with gross margins in the mid to low twenty percent range.

We have developed a significant base of customers and key products, and will continue to work closely with new and current customers to launch additional products in 2013. We are looking to maintain our market share in Europe with our broadband gateway devices and expand our addressable market with the launch of our dual-mode gateway device. We are looking to add functionality in our next generation wire-line replacement terminals and look for additional OEM opportunities in North America. However, that market has become more challenging with larger Chinese competitors offering significant price reductions for a base model terminal. Based on initial discussions with wireless network operators globally, we expect that our Axesstel Home Alert product line will be well received in a number of markets and has the potential to be one of our largest selling product lines.

Our primary goals for 2013 are to maintain consistent profitability and to increase revenue by ten to fifteen percent year over year. The economic and competitive climate remains challenging and price competition in our markets remains intense. We anticipate continued erosion in the average selling prices for our products in 2013. This will require us to sell more units in order to achieve revenue growth. We are targeting gross margins in the mid twenty percent range but any significant reduction of average selling prices that are not offset by cost reductions will negatively impact gross margins.

We believe that our current operating infrastructure can support higher revenues and, if we can successfully scale our revenues, we expect to reduce operating expenses as a percentage of revenue.

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

Critical Accounting Policies and Estimates

Management believes that the most critical accounting policies important to understanding our financial statements and financial condition are our policies concerning Revenue Recognition, Accounts Receivable, and Warranty Costs.

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

Annual Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations data and the percentages of total revenues.

	($ in thousands) Year Ended December 31,
	2012		2011		2010
Revenues	$59,656	100.0%	$54,128	100.0%	$45,430	100.0%
Cost of goods sold	44,355	74.4	41,202	76.1	37,923	83.5

Gross margin	15,301	25.6	12,926	23.9	7,507	16.5

Operating expenses
Research and development	2,410	4.1	2,288	4.3	2,449	5.4
Sales and marketing	3,192	5.3	3,631	6.7	4,876	10.7
General and administrative	4,972	8.3	4,382	8.1	5,300	11.7

Total operating expenses	10,574	17.7	10,301	19.1	12,625	27.8

Operating income (loss)	4,727	7.9	2,625	4.8	(5,118)	(11.3)
Interest expense, net	(1,135)	(1.9)	(1,461)	(2.7)	(1,331)	(2.9)
Other income	791	1.3	0	0.0	150	0.3

Income (loss) before income taxes	4,383	7.3	1,164	2.1	(6,299)	(13.9)
Income tax provision	69	0.1	64	0.1	12	0.0

Net income (loss)	$4,314	7.2%	$1,100	2.0%	$(6,311)	(13.9)%

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Revenues

For the year ended December 31, 2012, which we refer to as “2012”, revenues were $59.7 million compared to $54.1 million for the year ended December 31, 2011, which we refer to as “2011”, representing a 10% increase. Sales grew in our Europe region in connection with strong demand for our gateway products, in our North American market due to continued strong sales of our wire-line replacement terminal, and in our MEA region attributable to the launch of our new security alert product. The gains in these markets were offset by lower sales in Latin America, where we have lost market share for our phone products due to intense price competition from large Chinese competitors.

In 2012, our revenues were derived principally from three customers, which together represented 75% of revenues, and individually represented 34%, 28% and 13% of revenues, respectively. In 2011, our revenues were derived principally from four customers, which together represented 76% of revenues, and individually represented 27%, 20%, 19% and 10% of revenues, respectively. Our revenues for 2012 consisted of 58% for gateway devices, 30% for wire-line replacement terminals, 6% for phone products and 6% for security alert systems. For 2011, our revenues consisted of 58% for gateway devices, 29% for wire-line replacement terminals and 13% for phone products.

Our objective is to increase revenues through maintaining close relationships with our core customers and helping them expand their markets. At the same time, we are actively seeking opportunities where we have the ability to deliver products that address unique customer requirements with the potential to lead to significant sales at attractive margins.

Cost of Goods Sold

For 2012, cost of goods sold was $44.4 million compared to $41.2 million for 2011, an increase of 8%. This increase is mainly attributable to the 10% increase of revenues from the comparative periods partially offset by reductions in the average cost of our products.

Gross Margin

For 2012, gross margin as a percentage of revenues was 26% compared to 24% for 2011. The increased gross margin from the comparative periods was mainly attributable to product mix, strong demand for our products and successfully lowering the cost of our products.

We do not expect any significant inventory write offs or non-recurring transactions in 2013. We are targeting gross margins in the mid-twenties. However, intense price competition and aggressive new product releases by our competitors could put additional pressure on gross margins.

Research and Development

For 2012, research and development expenses were $2.4 million compared to $2.3 million for 2011, an increase of 5%. The increase in expenses for 2012 compared to 2011 was mainly attributable to increased wage and bonus expense.

We anticipate that 2013 research and development expenses will increase over 2012 levels due to increased certification and test fees from the anticipated launch of our second generation wire-line replacement terminal and our security alert systems.

Sales and Marketing

For 2012, sales and marketing expenses were $3.2 million compared to $3.6 million for 2011, a decrease of 12%. This decrease is mainly attributable to a decline in third party sales commissions due to lower revenue from our Latin America region where we paid third party sales commissions on our sales in Venezuela in 2011.

We expect sales and marketing expenses to remain stable in 2013, with the exception of fluctuating selling expenses based on the revenue levels and the customer mix experienced during the year.

General and Administrative

For 2012, general and administrative expenses were $5.0 million compared to $4.4 million for 2011, an increase of 13%. This increase is mainly attributable to increased wage and bonus expense in the comparative periods.

We expect 2013 general and administrative expenses to remain at similar levels as experienced during 2012.

Interest expense, net

For 2012, interest expense was $1.1 million. This amount was comprised of interest expense of $962,000 associated with debt and financing activities and non-cash imputed interest amortization of $173,000 associated with the note payable discount on the promissory note issued to WNC and discussed below.

For 2011, interest expense was $1.5 million. Substantially all of the expense resulted from interest expense associated with debt and financing activities.

Other income

For 2012, other income was $791,000 resulting from a gain on a discounted note payable. On September 7, 2012, we issued a $7,714,000 promissory note to WNC in connection with a payment and settlement agreement. The note does not bear interest, and we have discounted the note based on an imputed interest rate of 6.25% over an estimated repayment term of approximately three years, resulting in a note payable discount of $791,000.

For 2011, there was no other income.

Provision for Income Taxes

For 2012 and 2011, we recorded income tax provisions of $69,000 and $64,000, respectively. Currently, we have established a full reserve against all deferred tax assets.

Net Income

For 2012, net income was $4.3 million compared to net income of $1.1 million for 2011.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Revenues

For 2011 revenues were $54.1 million compared to $45.4 million for the year ended December 31, 2010, which we refer to as “2010”, representing a 19% increase. Sales grew in our North America region in connection with the roll-out of our wire-line replacement terminals and in our MEA region in connection with our lower cost phones and modems. The gains in these markets were offset by lower sales in Europe, principally due to a decline in the average selling prices for our products, and in Latin America, where we have lost market share due to intense price competition from larger Chinese competitors.

In 2011, our revenues were derived principally from four customers, which together represented 76% of revenues, and individually represented 27%, 20%, 19% and 10% of revenues, respectively. In 2010, our revenues were derived principally from three customers, which together represented 77% of revenues, and individually represented 43%, 17% and 17% of revenues, respectively. Our revenues for 2011 consisted of 58% for gateway devices, 29% for wire-line replacement terminals and 13% for phone products. For 2010, our revenues consisted of 77% for gateway devices, 21% for phone products and 2% for wire-line replacement terminals. The increase in wire-line replacement terminals, as a percentage of total revenue, was attributable to the sale of our terminal products in North America in 2011.

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

Sales and Marketing

For 2011, sales and marketing expenses were $3.6 million compared to $4.9 million for 2010, a decrease of 26%. This decrease is mainly attributable to decreased third party sales commissions from the comparative periods.

General and Administrative

For 2011, selling, general and administrative expenses were $4.4 million compared to $5.3 million for 2010, a decrease of 17%. This decrease is mainly attributable to decreased bad debt expenses and lower amortization and depreciation cost from the comparative periods.

Interest expense, net

For 2011, interest expense was $1.5 million. Substantially all of the expense resulted from interest expense associated with debt and financing activities.

For 2010, interest expense was $1.3 million. Substantially all of the expense resulted from interest expense associated with debt and financing activities.

Other income

For 2011, there was no other income.

For 2010, other income was $150,000 comprised of a gain on the sale of a patent.

Provision for Income Taxes

For 2011, we recorded an income tax provision of $64,000 for foreign income taxes. Currently, we have established a full reserve against all deferred tax assets.

For 2010, we recorded an income tax provision of $12,000 for foreign income taxes.

Net Income (Loss)

For 2011, net income was $1.1 million compared to net loss of $6.3 million for 2010.

Liquidity and Capital Resources

Liquidity

While we continue to have negative working capital and a shareholders deficit, we significantly increased cash and accounts receivable and reduced current liabilities during 2012. A summary of key items affecting liquidity at December 31, 2012 and 2011 is as follows:

	($ in thousands) Year Ended December 31,
	2012	2011
Cash and cash equivalents	$1,875	$850
Accounts receivable	$15,199	$8,901
Working capital (deficit)	($2,164)	($11,804)
Bank financings	$3,477	$6,100
Note payable, net of discount	$6,946	$0

For the year ended December 31, 2012, we generated $4.0 million of cash from operations which was derived from the cash net income of $4.3 million (net income adjusted for depreciation and amortization expense, stock based compensation, provisions for losses on accounts receivable, note payable discount and imputed interest)

less changes in operating assets and liabilities of $258,000. During the year ended December 31, 2012, we consumed $222,000 of cash from investing activities, and as of December 31, 2012, we did not have any significant commitments for capital expenditures. Financing activities consumed $2.8 million of cash during the year ended December 31, 2012, including $2.6 million for net repayments of bank financings and $150,000 for repayments to the note payable.

Bank Financing

We currently have two bank financing arrangements.

In September 2012, we entered into a one year $7.0 million credit facility with Silicon Valley Bank (“SVB”). The facility is a working capital based revolving line of credit where SVB, in its discretion, will make advances in the amount of up to 80% of the value of (i) eligible accounts receivable and (ii) eligible purchase orders for inventory in transit to a customer. For each account receivable or purchase order financed, we pay interest based on SVB’s prime rate, plus a specified margin, multiplied by the face amount of the eligible account receivable or purchase order. For eligible accounts receivable, the specified margin is 1.0% and for eligible purchase orders the margin is 1.4%. However, if our EBITDA for any trailing six month period falls below $1.0 million, the specified margins increase to 3.0% and 3.2%, respectively. At December 31, 2012, we had borrowings of $1.9 million under this credit facility and the effective interest rate on the borrowed funds was 6% per annum.

In April 2012, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at December 31, 2012). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at December 31, 2012.

Note Payable

In September 2012, we entered into a Payment Confirmation Agreement with WNC. In connection with the Payment Confirmation Agreement we settled all disputes with our former contract manufacturer, including an $8.2 million account payable, in exchange for payment of $458,000 in cash and the issuance of a promissory note with a face value of $7.7 million. The note obligates us to make payments of $50,000 each month. In addition, we are required to make a payment on or before March 31 each year equal to 50% of the prior year’s net income less $600,000. The note does not bear interest. Therefore, we discounted the note based on an imputed interest rate of 6.25% over an estimated repayment term of three years, resulting in a note payable discount of $791,000 at the time of issuance. The discount will be charged to interest expense during the term of the promissory note. Our 2012 net income was positively impacted by $618,000 associated with the note payable discount of $791,000, partially offset by imputed interest amortization of $173,000.

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

Based on our current operating projections, we expect to generate positive cash from operations over the next twelve month period, and believe that our existing capital resources will be sufficient to fund our working capital needs during that time. However, if we experience a substantial decline in product sales or our bank lenders or contract manufacturers refuse to extend us credit under their current terms, we may not generate sufficient cash to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of debt or equity securities. No arrangements or commitments for any such financings are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 2 years	More than 3 years
Short-term bank financings	$3,477	$3,477	$0	$0
Note payable	7,564	2,198	2,504	2,862
Operating leases (facilities)	185	152	33	0

Total	$11,226	$5,827	$2,537	$2,862

Our short-term bank financings include borrowings under our account receivable credit facilities and under our term loan with the commercial bank in China.

Our note payable is the promissory note we issued to WNC in connection with the Payment Confirmation Agreement, which settled all disputes with WNC arising out of our prior manufacturing relationship. At December 31, 2012, the face value of the Note was $7.6 million and is expected to be repaid in the next three years based on the terms of the agreement.

Our operating leases relate to our facilities leases. We occupy our corporate headquarters in the United States, comprising 5,900 square feet of office space, pursuant to an amended lease agreement that expires in April 2014. We lease two facilities in China facility totaling 2,600 square feet with lease term agreements that expire in November 2013 and January 2014. The Korea facility is 1,600 square feet and the lease agreement expires in July 2013.

Recent Accounting Pronouncements

Please see the sections entitled “Recent Accounting Pronouncements” contained in “Note 3—Significant Accounting Policies” to our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. At December 31, 2012, we had $1.9 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at December 31, 2012, as these consisted of securities with maturities of less than three months.

Interest rates for our current bank debt agreements are variable and at current market rates range from 6% to 7% per annum. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. A one percent increase in the interest rates that we pay under our bank debt would have resulted in additional interest expense of $11,000 for the three-month period ended December 31, 2012.

Foreign Currency Exchange Rate Risk

During the year ended December 31, 2012, the majority of our revenue was generated outside the United States. In addition, most of our products were purchased from manufacturers in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from our contract manufacturers were denominated in United States dollars.

We maintain operations in China and Korea for which expenses are paid in the Chinese Yuan and Korean Won, respectively. Accordingly, we have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A one percent improvement in the exchange rate for the Chinese Yuan and the Korean Won versus the United States Dollar would have resulted in additional expense of $21,000 for the three-month period ended December 31, 2012.

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

Disclosure Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2012, our disclosure controls were effective at that “reasonable assurance” level.

Management’s Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Identification of Directors.

The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Identification of Executive Officers.

The information under the caption “Certain Information with Respect to Executive Officers,” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Compliance with Section 16(a) of the Exchange Act,” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Code of Ethics.

The information under the caption “Code of Ethics” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Audit Committee.

The information under the caption “Information Regarding the Board and its Standing Committees,” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Relationships and Related Transactions and Director Independence,” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Principal Accountant Fees and Services,” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements immediately following the signature page to this report on Form 10-K.

2. Index to Financial Statement Schedules

The following Financial Statement Schedule for the years ended December 31, 2012, 2011 and 2010 should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

SCHEDULE II

AXESSTEL, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2012	$520	$180	$80	$620
December 31, 2011	930	(157)	253	520
December 31, 2010	1,200	1,261	1,531	930
Reserve for Excess and Obsolete Inventories:
December 31, 2012	910	0	618	292
December 31, 2011	1,300	244	634	910
December 31, 2010	1,750	721	1,171	1,300
Warranty Reserve:
December 31, 2012	636	728	1,014	350
December 31, 2011	350	532	246	636
December 31, 2010	375	234	259	350

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

Date: February 28, 2013

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

Signature	Title	Date

/S/ H. CLARK HICKOCK H. Clark Hickock	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/S/ PATRICK GRAY Patrick Gray	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 28, 2013

/S/ OSMO A. HAUTANEN Osmo A. Hautanen	Chairman	February 28, 2013

/S/ MARK D. FRUEHAN Mark Fruehan	Director	February 28, 2013

/S/ RICHARD M. GOZIA Richard M. Gozia	Director	February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Axesstel, Inc.

We have audited the consolidated balance sheets of Axesstel, Inc. (a Nevada corporation) and its wholly owned subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2012, 2011 and 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts for the years ended December 31, 2012, 2011 and 2010, as listed in the accompanying index under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axesstel, Inc. and its wholly owned subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years ended December 31, 2012, 2011 and 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.

February 25, 2013

Santa Monica, California

AXESSTEL, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,875,487	$849,510
Accounts receivable, less allowance for doubtful accounts of $620,000 and $520,000 at December 31, 2012 and 2011, respectively	15,198,752	8,900,508
Inventories, net	330,000	534,000
Supplier advances	1,738	843,076
Prepayments and other current assets	458,988	197,688

Total current assets	17,864,965	11,324,782

Property and equipment, net	225,021	61,578

Other assets:
Licenses, net	53,124	90,000
Other, net	20,952	20,952

Total other assets	74,076	110,952

Total assets	$18,164,062	$11,497,312

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,203,148	$12,466,142
Note payable-current, net of discount	1,850,000	0
Bank financings	3,477,007	6,100,435
Accrued commissions	633,000	474,455
Accrued royalties	1,389,000	1,424,000
Accrued warranties	350,000	636,000
Other accrued expenses and current liabilities	2,127,013	2,027,482

Total current liabilities	20,029,168	23,128,514

Long-term liabilities:
Note payable-long term, net of discount	5,096,000	0

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 24,145,355 and 23,799,731 shares issued and outstanding at December 31, 2012 and 2011, respectively	2,414	2,380
Additional paid-in capital	40,458,483	40,079,137
Accumulated other comprehensive loss	(140,596)	(117,011)
Accumulated deficit	(47,281,407)	(51,595,708)

Total stockholders’ deficit	(6,961,106)	(11,631,202)

Total liabilities and stockholders’ deficit	$18,164,062	$11,497,312

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011	2010
Revenues	$59,656,439	$54,127,742	$45,430,443
Cost of goods sold	44,355,502	41,201,806	37,923,470

Gross margin	15,300,937	12,925,936	7,506,973

Operating expenses
Research and development	2,410,377	2,287,898	2,448,385
Sales and marketing	3,191,866	3,630,570	4,875,871
General and administrative	4,972,119	4,382,548	5,300,395

Total operating expenses	10,574,362	10,301,016	12,624,651

Operating income (loss)	4,726,575	2,624,920	(5,117,678)

Interest expense, net	(1,134,661)	(1,460,930)	(1,331,464)
Other income	791,000	0	149,755

Income (loss) before income tax provision	4,382,914	1,163,990	(6,299,387)
Income tax provision	68,613	64,105	11,947

Net income (loss)	4,314,301	1,099,885	(6,311,334)

Earnings (loss) per share
Basic	$0.18	$0.05	$(0.27)

Diluted	$0.16	$0.05	$(0.27)

Weighted average shares outstanding
Basic	23,982,673	23,698,013	23,579,326
Diluted	26,611,494	23,698,013	23,579,326

Comprehensive income (loss)
Net income (loss)	4,314,301	1,099,885	(6,311,344)
Foreign currency translation adjustment	(23,585)	(93,911)	(23,100)

Comprehensive income (loss)	4,290,716	1,005,974	(6,334,434)

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2009	23,456,232	$2,346	$39,760,026	$0	$(46,384,259)	$(6,621,887)
Stock issued to board of directors	227,250	22	56,223	0	0	56,245
Stock option based compensation	0	0	136,000	0	0	136,000
Cumulative translation adjustment	0	0	0	(23,100)	0	(23,100)
Net loss	0	0	0	0	(6,311,334)	(6,311,334)

Balances at December 31, 2010	23,683,482	2,368	39,952,249	(23,100)	(52,695,593)	(12,764,076)

Stock issued to board of directors	116,249	12	27,888	0	0	27,900
Stock option based compensation	0	0	99,000	0	0	99,000
Cumulative translation adjustment	0	0	0	(93,911)	0	(93,911)
Net income	0	0	0	0	1,099,885	1,099,885

Balances at December 31, 2011	23,799,731	2,380	40,079,137	(117,011)	(51,595,708)	(11,631,202)

Stock issued for exercise of options	60,000	6	7,794	0	0	7,800
Stock issued for executive employee compensation	223,125	22	147,559	0	0	147,581
Stock issued to board of directors	62,499	6	74,993	0	0	74,999
Stock option based compensation	0	0	149,000	0	0	149,000
Cumulative translation adjustment	0	0	0	(23,585)	0	(23,585)
Net income	0	0	0	0	4,314,301	4,314,301

Balances at December 31, 2012	24,145,355	$2,414	$40,458,483	$(140,596)	$(47,281,407)	$(6,961,106)

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,314,301	$1,099,885	$(6,311,334)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	183,353	222,861	676,314
Gain on sale of assets	0	0	(150,000)
Stock-based compensation	236,119	105,975	179,744
Provision for (recoveries from) losses on accounts receivable	180,000	(156,700)	1,260,792
Provision for inventory obsolescence	0	243,750	721,111
Note payable discount, net of amortization	(618,000)	0	0
(Increase) decrease in:
Accounts receivable	(6,478,244)	(1,026,855)	2,180,547
Inventories	204,000	266,672	1,159,855
Supplier advances	841,338	(526,836)	(248,740)
Other assets	(213,339)	68,349	196,346
Increase (decrease) in:
Accounts payable	5,451,006	1,673,547	(1,836,518)
Accrued expenses and other liabilities	(62,924)	327,421	(1,462,279)

Total adjustments	(276,691)	1,198,184	2,677,172

Net cash provided by (used in) operating activities	4,037,610	2,298,069	(3,634,162)

Cash flows from investing activities:
Proceeds from sale of assets	0	0	150,000
Acquisition of property and equipment	(222,420)	(44,908)	(19,701)

Net cash provided by (used in) investing activities	(222,420)	(44,908)	130,299

Cash flows from financing activities:
Proceeds from issuance of common stock	7,800	0	0
Repayments of note payable	(150,000)	0	0
Net proceeds from (repayments of) bank financing	(2,623,428)	(1,386,839)	3,001,956

Net cash provided by (used in) financing activities	(2,765,628)	(1,386,839)	3,001,956

Cumulative translation adjustment	(23,585)	(93,911)	(23,100)

Net increase (decrease) in cash and cash equivalents	1,025,977	772,411	(525,007)
Cash and cash equivalents at beginning of year	849,510	77,099	602,106

Cash and cash equivalents at end of year	$1,875,487	$849,510	$77,099

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,025,761	$1,460,930	$1,327,028
Income tax	$106,653	$36,757	$0

Supplemental disclosure of non-cash financing activities:

During 2012, we converted a $7,714,000 accounts payable balance to a note payable (Note 10).

The accompanying notes are an integral part of these consolidated financial statements.

AXESSTEL, INC.

Notes to Consolidated Financial Statements

December 31, 2012

1. THE COMPANY

Axesstel, Inc. (“we”, “Axesstel” or the “Company”) provides wireless voice, broadband access and connected home solutions to the worldwide telecommunications market. Our product portfolio includes wireless phones, wire-line replacement terminals, 3G and 4G broadband gateway devices and security alert systems used to access voice calling, high-speed data services and smart home management systems.

Axesstel was originally formed in July 2000 as a California corporation and through a reverse merger in August 2002 became Axesstel, Inc., a Nevada corporation.

2. LIQUIDITY

At December 31, 2012, we had cash and cash equivalents of $1.9 million, negative working capital of $2.2 million, and stockholders’ deficit of $7.0 million. Our financial position has improved from a cash and cash equivalent position of $850,000, negative working capital of $11.8 million, and a stockholder’s deficit of $11.6 million at December 31, 2011.

On September 7, 2012, we entered into a Payment Confirmation Agreement with Wistron Neweb Corporation (“WNC”), which settled all disputes with WNC arising out of our prior manufacturing relationship, including the restructure of an $8.2 million account payable which was past due. In connection with the Payment Confirmation Agreement we paid WNC $458,000 in cash and issued WNC a non-interest bearing Promissory Note with a face value of $7.7 million and a discounted value of $6.9 million. The Promissory Note obligates us to make payments of $50,000 each month. In addition, we are required to make a payment on or before March 31 each year equal to 50% of the prior year’s net income less $600,000. The issuance of the Promissory Note had a $5.1 million positive impact on our working capital at December 31, 2012, as that amount was reclassified from a current liability to a long-term liability. See Note 8.

In addition to restructuring the accounts payable with WNC, our working capital has improved as a result of profitable operations. We generated net income of $1.1 million in the year ended December 31, 2011 and $4.3 million for the year ended December 31, 2012. Despite these improvements in our working capital position, because of our limited cash position, any significant reduction in cash flow from operations could have an impact on our ability to fund operations.

We currently have two credit facilities. In September 2012, we entered into a one year $7.0 million credit facility with Silicon Valley Bank (“SVB”). In April 2012, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at December 31, 2012). See Note 10.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations from our foreign customers are typically secured either by letters of credit or credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At December 31, 2012 and 2011, the allowance for doubtful accounts was $620,000 and $520,000, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out method), based on the actual cost charged by the supplier, or market. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. At December 31, 2012 and 2011, the reserve for excess and obsolete inventory was $292,000 and $910,000, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery and equipment	3 to 7 years
Office furniture and equipment	3 to 7 years
Software	3 years
Leasehold improvements	Life of lease, or useful life if shorter

Licenses

Licenses include the cost of non-exclusive software technology licenses which allow us to manufacture, sell and/or distribute certain products worldwide. The licenses have no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic lives of the licenses, which management has estimated range from two to ten years.

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at approximately four years. At December 31, 2012 and 2011, patent and trademark cost of $729,000 has been fully amortized.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets, such as fixed assets, licenses, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification, (“FASB ASC”) 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including the discounted value of estimated future cash flows. We report impairment cost as a charge to operations at the time it is identified.

FASB ASC 350-30, “General Intangibles Other Than Goodwill”, requires purchased intangible assets other than goodwill to be amortized over their useful lives, unless these lives are determined to be indefinite. FASB ASC 350-30 requires other indefinite-lived assets to be tested for impairment at least on an annual basis, and more often under certain circumstances, and written down by a charge to operations when impaired. An interim impairment test is required if an event occurs or conditions change that would indicate that the carrying value of the assets may not be recoverable.

During the years ended December 31, 2012 and 2011, we determined that there was no impairment to long-lived assets.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of our accounts receivable, accounts payable, note payable (current portion), bank financing, accrued expenses, and other current liabilities approximate fair value due to the short-term maturities of these instruments. The carrying value of our note payable (long term portion) approximates fair value as the interest rate used to discount the note approximates current market rates.

Revenue Recognition

Revenue from product sales is recognized when the risks of loss and title pass to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition”. We generally sell our products either FCA (Free Carrier) shipping port, or DDU (Delivery Duty Unpaid). When we ship FCA shipping port, title and risk of loss pass to the customer when the product is received by the customer’s freight forwarder. When we ship DDU, title and risk of loss pass to the customer when the product is received at the customer’s warehouse. If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At December 31, 2012 and 2011, there was no allowance for sales returns.

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

During the years ended December 31, 2012, 2011 and 2010, warranty costs amounted to $728,000, $532,000, and $234,000, respectively. At December 31, 2012 and 2011, we established a warranty reserve of $350,000 and $636,000, respectively, to cover service costs over the remaining lives of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations include stock-based compensation costs. The following is a summary of stock-based compensation costs, by income statement classification:

	Year ended December 31,
	2012	2011	2010
Research and development	$34,839	$13,000	$16,000
Sales and marketing	56,860	14,000	76,000
General and administrative	144,420	78,975	87,744

Total	236,119	105,975	179,744

Tax effect on share-based compensation	0	0	0

Net effect on net income (loss)	$236,119	$105,975	$179,744

Effect on earnings per share:
Basic	$0.01	$0.00	$0.01
Diluted	$0.01	$0.00	$0.01

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years. As permitted by SAB 107, “Share-Based Payment”, due to our insufficient history of option activity, we utilized the “simplified approach” to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of our stock. We estimated the forfeiture rate to be zero as we estimate that all current options will be exercised. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

The following weighted-average assumptions were utilized for the calculations during each period:

	Year ended December 31,
	2012	2011	2010
Expected life (in years)	6.0	6.0	6.0
Weighted average volatility	116%	100%	100%
Forfeiture rate	0%	0%	0%
Weighted average risk-free interest rate	0.97%	1.49%	2.65%
Expected dividend yield	0%	0%	0%

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

In establishing the exchange ratios, our compensation committee considered the value of the eligible options being surrendered versus the value of the new options. At these exchange ratios, the value of the eligible options surrendered exceeds the value of the new options being granted on the exchange date. These valuations are based on a Black Scholes model of the weighted average exercise price for the eligible options within a given exercise range versus the value of the new options. The Black Scholes calculation was conducted using an estimated term of 5 or 6 years, annualized volatility of 100%, no anticipated dividend yield and a risk-free interest rate of 2.29%.

The following table summarizes the eligible options that were exchanged under the Exchange Program:

Prior exercise price	Exchanged Options	Exchange Ratio	New Options
$0.28 - $0.99	602,500	2 : 1	301,250
$1.00 - $1.99	415,000	3 : 1	138,333
$2.00 and above	510,000	4 : 1	127,500

Total	1,527,500		567,083

Income Taxes

We account for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2012, 2011 and 2010, we have no unrecognized tax benefits.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive For the years ended December 31, 2012, 2011 and 2010, potentially dilutive stock options and warrants of 561,667, 3,907,557 and 3,450,558, respectively, are excluded from the computation because they are anti-dilutive.

	Year Ended December 31,
	2012	2011	2010
Numerator for basic and diluted earnings per share:
Net income (loss)	$4,314,301	$1,099,885	$(6,311,334)

Denominator:
Weighted average basic common shares outstanding	23,982,673	23,698,013	23,579,326
Assumed conversion of dilutive securities:
Stock options	2,628,821	0	0

Diluted earnings per share—adjusted weighted average shares	26,611,494	23,698,013	23,579,326

Basic earnings (loss) per share	$0.18	$0.05	$(0.27)

Diluted earnings (loss) per share	$0.16	$0.05	$(0.27)

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

During 2012, 75% of our revenues were from three customers, comprised of 34%, 28% and 13%. Those customers were located in Scandinavia, the United States and Poland, respectively. At December 31, 2012, the amounts due from those customers were $6.4 million, $30,000 and $1.1 million, respectively, which were included in accounts receivable.

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

As of December 31, 2012, we maintained inventory of $330,000 in China. In addition, the majority of our $15.2 million of accounts receivable at December 31, 2012 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $844,000, $1.4 million, and $1.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income. This amended guidance eliminates the option for reporting entities to present components of other comprehensive income in the statement of stockholders’ equity. Instead, this amended guidance now requires reporting entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The guidance became effective for reporting periods beginning December 15, 2011.

We adopted this accounting standard for the reporting period ending December 31, 2011 and it did not have a material impact on our financial statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in these standards do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or change the option for an entity to present components of other comprehensive income gross or net of the effect of income taxes. The amendments in ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-12 does not have a material impact on our financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the 2011 and 2010 financial statements to conform to the 2012 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

4. INVENTORIES

Inventories consisted of the following:

	December 31, 2012	December 31, 2011
Raw materials	$0	$68,566
Finished goods	622,000	1,375,434

	622,000	1,444,000
Less reserves for excess and obsolete inventories	(292,000)	(910,000)

	$330,000	$534,000

5. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	December 31, 2012	December 31, 2011
Prepaid insurance	$143,751	$99,885
Prepaid taxes	18,792	24,810
Other	296,445	72,993

	$458,988	$197,688

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2012	December 31, 2011
Machinery and equipment	$326,311	$317,923
Office furniture and equipment	300,800	249,004
Software	3,111,776	2,948,714

	3,738,887	3,515,641
Accumulated depreciation and amortization	(3,513,866)	(3,454,063)

	$225,021	$61,578

7. LICENSES

We have entered into Subscriber Unit License Agreements pursuant to which we obtained non-exclusive licenses of CDMA (Code Division Multiple Access), WCDMA (Wideband Code Division Multiple Access) and OFDMA (Orthogonal Frequency Division Multiple Access Technology) technologies, which have enabled us to manufacture and sell certain fixed wireless products and to purchase certain components and equipment from time to time. The license fees capitalized under these agreements were $3,525,000. We have additionally entered into other License Agreements which have enabled us to incorporate customized applications into certain products. The license fees capitalized under these agreements were $102,500.

All of our licenses have no fixed termination dates and we have assigned estimated lives ranging from one to ten years. The licenses consisted of the following:

	December 31, 2012	December 31, 2011
Licenses	$3,627,500	$3,540,000
Accumulated amortization	(3,574,376)	(3,450,000)

	$53,124	$90,000

Amortization expense related to these licenses amounted to $124,000, $120,000, and $385,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Estimated future amortization expense related to licenses at December 31, 2012 is as follows:

Amount
2013	$52,086
2014	1,038

Total	$53,124

8. NOTE PAYABLE

On September 7, 2012, we entered into a Payment Confirmation Agreement with Wistron Neweb Corporation (“WNC”), which settled all disputes with WNC arising out of our prior manufacturing relationship, including restructure of an $8.2 million account payable which was past due. In connection with the Payment Confirmation Agreement we paid WNC $458,000 in cash and issued WNC a Promissory Note (“Note”) with a face value of $7.7 million and a discounted value of $6.9 million. The Note obligates us to make payments of $50,000 each month. In addition, we are required to make a payment on or before March 31 each year equal to 50% of the prior year’s net income less $600,000. In the event we were to become delinquent on payments, the

Note would become payable on demand. The Note does not accrue interest and has no prepayment penalty. Since the Note does not accrue interest, we have computed imputed interest on the Note over an estimated repayment term of approximately three years and recorded a corresponding discount of $791,000. The interest rate used to calculate the imputed interest is 6.25%.

The balance on this Note at December 31, 2012 is as follows:

Note payable—face value	$7,564,000
Less: unamortized imputed interest	(618,000)

Note payable, net of discount	6,946,000
Less: current portion	(1,850,000)

Noncurrent portion	$5,096,000

Estimated future maturities of the note payable at December 31, 2012, including current portion, are as follows:

2013	$1,850,000
2014	2,283,000
2015	2,813,000

Note payable, net of discount	$6,946,000

9. BANK FINANCINGS

As of December 31, 2012 and December 31, 2011, we had outstanding bank loans of $3.5 million and $6.1 million, respectively. We currently have two active types of bank financing arrangements—accounts receivable financings and a term loan.

In September 2012, we entered into a one year $7.0 million credit facility with Silicon Valley Bank (“SVB”). The facility is a working capital based revolving line of credit where SVB, in its discretion, will make advances in an amount up to 80% of the value of (i) eligible accounts receivable and (ii) eligible purchase orders for inventory in transit to a customer. For each account receivable or purchase order financed, we pay interest based on SVB’s prime rate, plus a specified margin, multiplied by the face amount of the eligible account receivable or purchase order. For eligible accounts receivable, the specified margin is 1.0% and for eligible purchase orders the margin is 1.4%. However, if our EBITDA for any trailing six month period falls below $1.0 million, the specified margins increase to 3.0% and 3.2%, respectively. At December 31, 2012, we had borrowings of $1.9 million under this credit facility and the effective interest rate on the borrowed funds was 6% per annum.

The new credit facility replaced a factoring arrangement for certain credit insured accounts receivable, collateralized by all of our accounts receivable. The factor charged us interest at rates ranging from 16% to 24% per annum on the amount advanced. Since the factor acquired the receivables with recourse, we recorded the gross receivables and recorded a liability to the factor for funds advanced to us. During the year ended December 31, 2012, the factor purchased $17.6 million of gross receivables. These receivables have since been repaid and we no longer use this facility.

In April 2012, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at December 31, 2012). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at December 31, 2012.

10. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following:

	December 31, 2012	December 31, 2011
Customer advances	$32,840	$149,860
Accrued payroll, taxes and benefits	1,391,761	991,011
Accrued foreign sales tax	182,400	282,400
Accrued income taxes	45,953	65,201
Accrued interest	2,560	66,660
Accrued legal and professional fees	100,000	100,000
Accrued license fees	25,000	0
Accrued operating expenses	346,499	372,350

	$2,127,013	$2,027,482

11. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	2012	2011	2010
Current tax provision:
Federal	$38,996	$0	$0
State	5,412	800	0
Foreign	24,205	63,305	11,947

	68,613	64,105	11,947

Deferred tax provision (benefit):
Federal	1,371,000	230,000	(2,806,000)
State	210,000	98,000	(303,000)
Valuation allowance	(1,581,000)	(328,000)	3,109,000

	0	0	0

Income tax provision	$68,613	$64,105	$11,947

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

Significant components of our net deferred tax asset or liability at December 31, 2012 and 2011 are as follows:

	2012	2011
Net operating loss	$18,562,000	$19,516,000
Compensation	104,000	178,000
Legal reserve	20,000	20,000
Accrued warranty	139,000	253,000
Inventory	116,000	362,000
Bad debt reserve	247,000	207,000
Accumulated depreciation	356,000	718,000
Capital loss	986,000	986,000
SFAS 123R	183,000	128,000
State tax	2,000	0
Credits	839,000	767,000

Total gross deferred tax assets	21,554,000	23,135,000
Valuation allowance	(21,554,000)	(23,135,000)

Net deferred tax assets	$0	$0

In assessing the realizability of deferred tax assets at December 31, 2012 and 2011, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on our analysis, we concluded not to retain a deferred tax asset since it is uncertain whether we can utilize this asset in future periods. Therefore, we have established a full reserve against this asset. The valuation allowance was $21,554,000 and $23,135,000 for the years ended December 31, 2012 and 2011.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
Expected tax at 34%	$1,490,191	$373,961	$(2,145,854)
Change in valuation allowance	(1,581,000)	(328,000)	3,109,000
Deferred true ups, not benefited	8,000	60,000	(728,000)
State income tax, net of federal tax	141,832	86,628	(207,612)
Non-deductible expenses	20,481	19,917	27,989
Foreign income differential	(10,338)	(79,731)	2,579
Research credits	0	(67,783)	(44,613)
Other	(553)	(887)	(1,542)

Income tax provision	$68,613	$64,105	$11,947

At December 31, 2012, we had federal and state net operating loss carryforwards of approximately $50,820,000 and $23,128,000, respectively. The federal and state loss carryforwards begin to expire in 2023 and 2015 respectively, unless previously utilized. We also had federal and state research credit carryforwards of $412,000 and $590,000, respectively. The federal research credit carryforwards will begin expiring in 2024, unless previously utilized. The state research credit will carry forward indefinitely.

At December 31, 2012, we had federal and state capital loss carryforwards of $2,475,000 and $2,475,000, respectively. The capital loss carryforwards will expire in 2014 unless previously utilized.

Pursuant to Internal Revenue Code Section 382, the use of our net operating loss carryforwards will be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2012 and 2011, we have no accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the U.S., California, Korea and China. Our tax years for 2008 and forward are subject to examination by tax authorities. We are not currently under examination by any tax authority.

12. STOCKHOLDERS’ DEFICIT

Common Stock - 2012 Activity

During the year ended December 31, 2012, we granted 223,125 shares of our common stock to our executive employees as part of their annual compensation packages. The fair value of these grants ranged from $0.66 to $0.67 per share based on the market price at the date the grants were issued. These stock grants vest over a three year period.

During the year ended December 31, 2012, we granted 62,499 shares of our common stock to our non-employee directors as part of their annual compensation packages. The fair value of these grants was $1.20 per share based on the market price at the date the grants were issued. These stock grants vest monthly over a period of twelve months.

Common Stock - 2011 Activity

During the year ended December 31, 2011, we granted 116,249 shares of our common stock to our non-employee directors as part of their annual compensation packages. The fair value of these grants was $0.24 per share based on the market price at the date the grants were issued. These stock grants vested monthly over a period of twelve months.

Common Stock - 2010 Activity

During the year ended December 31, 2010, we granted 227,250 shares of our common stock to our non-employee directors as part of their annual compensation packages. The fair value of these grants was $0.11 per share based on the market price at the date the grants were issued. These stock grants vested monthly over a period of twelve months.

Stock Option Activity

Prior to the adoption of the 2004 Equity Plan, we adopted three stock option plans which were approved by the Board of Directors, reserving a total of 2,893,842 shares, which are referred to as the Prior Plans. The Prior Plans were adopted on September 16, 2002 (911,671 shares), March 5, 2003 (982,171 shares) and September 29, 2003 (1,000,000 shares), of which options to purchase 2,857,000 shares of common stock had been granted under these plans. Each of these plans provided for the issuance of non-statutory stock options to employees, directors and consultants, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. All options granted under the Prior Plans vested quarterly over three years. As of September 2004, no additional options could be granted under the Prior Plans. Options with respect to 416,667 shares are outstanding under the Prior Plans as of December 31, 2012.

In September 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Equity Plan”). The stockholders approved the plan in October 2004 with an effective date for such approval in November 2004. Under the 2004 Equity Plan, we had initially reserved for issuance an aggregate of 4,093,842 shares. The initial share reserve under the 2004 Equity Plan will adjust downward to the extent that shares are issued upon exercise of options under the Prior Plans. The 2004 Equity Plan provides for an automatic increase in the number of shares available to the plan each year, subject to a maximum of an aggregate of 11,593,842 shares, by the least of:

•	three percent of the then outstanding shares;

•	750,000 shares; or

•	a number of shares determined by the Board.

Awards under the 2004 Equity Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights, and cash awards. We granted to certain of our employees and directors options to purchase 547,500 shares of common stock under the plan in 2012, 975,000 in 2011, and 980,000 in 2010.

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

As of December 31, 2012, we had 3,797,916 outstanding options under the 2004 Equity Plan.

A summary of our stock option activity and related information is as follows:

	2012		2011		2010
Option Summary	Options	Weighted Average Exercise Price ($)	Options	Weighted Average Exercise Price ($)	Options	Weighted Average Exercise Price ($)
Outstanding-beginning of year	3,841,583	0.56	3,251,250	0.64	3,622,637	1.40
Granted	547,500	0.66	975,000	0.17	1,547,083	0.09
Exercised	(60,000)	0.13	0	0.00	0	0.00
Forfeited/Expired/Exchanged	(114,500)	0.67	(384,667)	0.19	(1,918,470)	1.66

Outstanding-end of year	4,214,583	0.58	3,841,583	0.56	3,251,250	0.64

The weighted-average grant-date fair value of options granted during the year ended December 31, 2012, was $0.56.

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2012.

	Total Outstanding			Total Exercisable
Price Range	# of Options	Weighted Average Exercise Price ($)	Weighted Average Life	# of Options	Weighted Average Exercise Price ($)
$0.08 to $0.99	3,652,916	0.26	7.5	2,505,208	0.19
$2.00 to $2.99	461,667	2.49	1.2	461,667	2.49
$3.00 to $3.41	100,000	3.41	2.5	100,000	3.41

	4,214,583	0.58	6.7	3,066,875	0.64

The intrinsic value of exercisable options at December 31, 2012 was $4.0 million.

A summary of the status of the Company’s non-vested options as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

Nonvested Options	Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at January 1, 2012	1,406,875	0.15
Granted	547,500	0.66
Vested	(806,667)	0.09
Forfeited/Expired/Exchanged	0	0.00

Nonvested at December 31, 2012	1,147,708	0.41

As of December 31, 2012, there was $320,000 of total unrecognized compensation cost related to nonvested option-based compensation arrangements granted under the 2004 Equity Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The recognized compensation cost for the year ended December 31, 2012 was $149,000.

Stock Warrant Activity

We did not issue any warrants in 2012, 2011 or 2010. A summary of our warrant activity and related information is as follows:

	2012		2011		2010
Warrant Summary	Warrants	Wt Average Exercise Price ($)	Warrants	Wt Average Exercise Price ($)	Warrants	Wt Average Exercise Price ($)
Outstanding-beginning of year	65,974	0.07	199,308	2.38	199,308	2.38
Granted	0	0.00	0	0.00	0	0.00
Exercised	0	0.00	0	0.00	0	0.00
Forfeited/Expired	(65,974)	0.07	(133,334)	3.53	0	0.00

Outstanding-end of year	0	0.00	65,974	0.07	199,308	2.38

13. SEGMENT INFORMATION

We operate and track our results in one operating segment, wireless access products. We track revenues and assets by geographic region and by product line, but do not manage operations by region.

Revenues by geographic region based on customer locations were as follows:

	2012	2011	2010
Revenues
Europe	$30,002,108	$24,309,410	$30,089,002
North America (United States and Canada)	18,839,042	17,966,732	3,533,902
MEA	9,641,480	5,967,203	2,261,086
Latin America	886,194	5,691,409	9,244,730
Asia	287,615	192,988	301,723

Total revenues	$59,656,439	$54,127,742	$45,430,443

Our product lines consist of 3G and 4G broadband gateway devices, wire-line replacement terminals, phones and security alert systems. Revenues by product line were as follows:

	2012	2011	2010
Revenues
Broadband gateways	$34,333,427	$31,211,632	$34,943,777
Wire-line replacement terminals	18,163,546	15,939,958	1,024,108
Phones	3,597,466	6,976,152	9,462,558
Security alert systems	3,562,000	0	0

Total revenues	$59,656,439	$54,127,742	$45,430,443

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The summary quarterly financial data for 2012 and 2011 consists of the following:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Revenues	$12,032,001	$15,531,778	$16,327,643	$15,765,017
Gross margin	3,176,871	3,629,768	4,525,327	3,968,971
Operating income	860,919	1,304,406	1,647,729	913,521
Net income	472,268	895,511	2,122,396	824,126
Basic earnings per share	$0.02	$0.04	$0.09	$0.03

Diluted earnings per share	$0.02	$0.03	$0.08	$0.03

2011
Revenues	$12,637,030	$7,539,886	$17,061,864	$16,888,962
Gross margin	2,547,087	1,866,908	4,174,318	4,337,623
Operating income (loss)	(209,802)	(322,516)	1,728,723	1,428,515
Net income (loss)	(538,753)	(687,264)	1,306,633	1,019,269
Basic earnings (loss) per share	$(0.02)	$(0.03)	$0.06	$0.04

Diluted earnings (loss) per share	$(0.02)	$(0.03)	$0.05	$0.04

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate headquarters and U.S. operations are located at 6815 Flanders Drive, San Diego, California, where we lease approximately 5,900 square feet of office space. The lease agreement provides for average base monthly rent of approximately $8,000 and expires in April 2014.

We lease additional commercial properties in China and Korea for our operations and research and development teams. The China facilities are comprised of two locations totaling 2,600 square feet and have lease agreements that expire in November 2013 and January 2014. The Korea facility is 1,600 square feet and the lease term is based on an annual agreement that expires in July 2013. The average basic monthly rent is approximately $6,000 during the lease periods for these three facilities.

Future estimated lease payments at December 31, 2012 are as follows:

Year Ending December 31,	Total Amount
2013	$152,000
2014	33,000

$185,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for each of the years ended December 31, 2012, 2011 and 2010 amounted to $162,000, $158,000, and $456,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause as of December 31, 2012, the severance expense due would have been $1.1 million, plus any pro-rated bonuses earned, plus payments equal to twelve months of continuing healthcare coverage under COBRA.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At December 31, 2012, we were not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Articles of Incorporation of the registrant, as amended (incorporated by reference to the exhibits to the registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to the exhibits to the registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

4.1	Specimen Common Stock Certificate (incorporated by reference to the exhibits to the registrant’s Form SB-2 filed on February 4, 2005)

4.2	Promissory Note dated September 7, 2012 issued by the registrant to Wistron Neweb Corporation (incorporated by reference to Exhibit 4.1 of the registrant’s repot on 8-K filed on September 13, 2012)

10.1	Centerpark Plaza Office Lease with Mullrock Umbrella, LLC, dated May 28, 2004 (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending June 30, 2004 filed on August 16, 2004)

10.2	First Amendment to Office Lease dated June 2, 2005 between the registrant and R&D Portfolio Holdings LLC (incorporated by reference to exhibits to registrant’s Form 10-QSB for the period ending July 1, 2005, filed on August 15, 2005)

10.3	Second Amendment to Lease dated January 24, 2011 between the registrant and IPERS Centerpark Plaza I&H, Inc. (incorporated by reference to exhibits to registrant’s Form 10-K for the year ended December 31, 2010 filed on March 29, 2011).

10.4*	Form of Indemnity Agreement for directors and executive officers of the registrant (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.5*	Executive Employment Agreement dated June 7, 2012 between the registrant and Clark Hickock (incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K filed on June 11, 2012)

10.6*	Executive Employment Agreement dated June 7, 2012 between the registrant and Patrick Gray (incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K filed on June 11, 2012)

10.7*	Executive Employment Agreement dated June 7, 2012 between the registrant and Steven Sek (incorporated by reference to exhibit 10.3 to the registrant’s Form 8-K filed on June 11, 2012)

10.8*	Executive Employment Agreement dated June 7, 2012 between the registrant and Henrik Hoeffner (incorporated by reference to exhibit 10.3 to the registrant’s Form 8-K filed on June 11, 2012)

10.9*	Form Notice of Grant of Stock Option (September 2002, March 2003 and September 2003 Option Pools) (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.10*	Form Stock Option Agreement (September 2002, March 2003 and September 2003 Option Pools) (incorporated by reference to exhibits to registrant’s Form SB-2/A filed on October 29, 2004)

10.11*	2004 Equity Incentive Plan (incorporated by reference to the exhibits to the registrant’s Form SB-2/A filed on October 29, 2004)

10.12*	Form of Stock Option Agreement (2004 Equity Incentive Plan) (incorporated by reference to exhibits to registrant’s Form 8-K filed on January 12, 2005)

10.13*	Form of Stock Award Agreement (2004 Equity Incentive Plan) (incorporated by reference to exhibits to registrant’s Form 8-K filed on January 12, 2005)

10.14+	Subscriber Unit License Agreement between Qualcomm Incorporated and Axesstel California dated November 14, 2000, as amended (incorporated by reference to the exhibits to the registrant’s Form 10-KSB/A for the period ending December 31, 2003, filed on August 16, 2004)

Exhibit No.	Document Description
10.15+	Component Supply Agreement between Qualcomm CDMA Technologies Asia-Pacific PTE LTD. and Axesstel-California, dated February 28, 2001, as amended (incorporated by reference to the exhibits to the registrant’s Form SB-2 filed on February 4, 2005)

10.16	Translation of Working Capital Loan Contract dated April 6, 2012 between Axesstel and China Communications Bank Co. Ltd (incorporated by reference to exhibit 10.1 to the registrant’s Form 10-Q for the period ending March 31, 2012, filed on May 15, 2012)

10.17	Payment Confirmation Agreement dated September 7, 2012 between the registrant and Wistron Neweb Corporation (incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K, filed on September 13, 2012)

10.18	Loan and Security Agreement dated September 25, 2012 between the registrant and Silicon Valley Bank (incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K, filed on October 1, 2012)

21.1	Subsidiaries of the registrant

23.1	Consent of Gumbiner Savett Inc.

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release issued on February 28, 2013 reporting financial results for the quarter and year ended December 31, 2012 (incorporated by reference to exhibits to registrant’s Form 8-K filed on February 28, 2013).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, or compensatory plan or arrangement.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission and are marked by an asterisk.