Form 10-Q
period 2013-03-31
AXESSTEL INC
filed 2013-05-14
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 10, 2013
Common Stock, $0.0001 per share	24,455,698 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2013

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report and in our 2012 Annual Report on Form 10-K, as well as in other reports and documents we file with the SEC.

-ii-

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,179,035	$1,875,487
Accounts receivable, less allowance for doubtful accounts of $820,000 and $620,000 at March 31, 2013 and December 31, 2012, respectively	21,911,627	15,198,752
Inventories, net	230,414	330,000
Prepayments and other current assets	510,953	460,726

Total current assets	24,832,029	17,864,965

Property and equipment, net	202,138	225,021
Other assets, net	411,264	74,076

Total assets	$25,445,431	$18,164,062

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,449,689	$10,203,148
Note payable-current, net of discount	2,180,000	1,850,000
Bank financings-current	8,013,823	3,477,007
Accrued commissions	692,000	633,000
Accrued royalties	1,318,000	1,389,000
Accrued warranties	390,000	350,000
Other accrued expenses and current liabilities	1,857,325	2,127,013

Total current liabilities	26,900,837	20,029,168

Long-term liabilities:
Note payable-long term, net of discount	3,118,000	5,096,000
Bank financings-long term	1,826,000	0

Total long-term liabilities	4,944,000	5,096,000

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 24,455,698 and 24,145,355 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,445	2,414
Additional paid-in capital	40,950,449	40,458,483
Accumulated other comprehensive loss	(154,719)	(140,596)
Accumulated deficit	(47,197,581)	(47,281,407)

Total stockholders’ deficit	(6,399,406)	(6,961,106)

Total liabilities and stockholders’ deficit	$25,445,431	$18,164,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues	$10,124,432	$12,032,001
Cost of goods sold	7,157,613	8,855,130

Gross margin	2,966,819	3,176,871

Operating expenses
Research and development	696,559	576,059
Sales and marketing	659,112	737,725
General and administrative	1,311,797	1,002,168

Total operating expenses	2,667,468	2,315,952

Operating income	299,351	860,919

Interest expense, net	211,525	363,651

Income before income tax provision	87,826	497,268
Income tax provision	4,000	25,000

Net income	$83,826	$472,268

Earnings per share
Basic	$0.00	$0.02

Diluted	$0.00	$0.02

Weighted average shares outstanding
Basic	24,197,079	23,799,731
Diluted	27,264,797	25,597,976

Comprehensive income
Net income	$83,826	$472,268
Foreign currency translation adjustment	(14,122)	(17,136)

Comprehensive income	$69,704	$455,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$83,826	$472,268

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,030	38,104
Stock-based compensation	85,547	28,000
Provision (recoveries) for losses on accounts receivable	200,000	(48,000)
Note payable discount amortization	109,000	0
(Increase) decrease in:
Accounts receivable	(6,912,875)	(688,193)
Inventories	99,586	379,000
Other assets	11,223	(93,923)
Increase (decrease) in:
Accounts payable	2,246,541	290,516
Accrued expenses and other liabilities	(241,688)	152,455

Total adjustments	(4,370,636)	57,959

Net cash provided by (used in) operating activities	(4,286,810)	530,227

Cash flows from investing activities:
Acquisition of property and equipment	(1,335)	(16,702)

Net cash used in investing activities	(1,335)	(16,702)

Cash flows from financing activities:
Repayments of note payable	(1,757,000)	0
Net proceeds of bank financing	6,362,816	595,104

Net cash provided by financing activities	4,605,816	595,104

Cumulative translation adjustment	(14,123)	(17,136)

Net increase in cash and cash equivalents	303,548	1,091,493
Cash and cash equivalents at beginning of year	1,875,487	849,510

Cash and cash equivalents at end of period	$2,179,035	$1,941,003

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$45,787	$147,911
Income tax	$36,514	$31,865

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

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

2. LIQUIDITY

At March 31, 2013, we had cash and cash equivalents of $2.2 million, negative working capital of $2.1 million, and stockholders’ deficit of $6.4 million.

At March 31, 2013, we had a note payable with a face value of $5.8 million and a discounted value of $5.3 million. The note obligates us to make payments of $50,000 each month. In addition, we are required to make a payment on or before March 31 each year equal to 50% of the prior year’s net income less $600,000. See Note 7.

We currently have three bank credit facilities. In April 2012, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at March 31, 2013). In September 2012, we entered into a one year $7.0 million working capital based credit facility with Silicon Valley Bank (“SVB”). In March 2013, we entered into a three year $2.3 million term loan with SVB. See Note 8.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations from our foreign customers are sometimes secured either by letters of credit or credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $820,000 and $620,000, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out method), based on the actual cost charged by the supplier, or market. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. At March 31, 2013 and December 31, 2012, the reserve for excess and obsolete inventory was $292,000.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery and equipment	3 to 7 years
Office furniture and equipment	3 to 7 years
Software	3 years
Leasehold improvements	Life of lease, or useful life if shorter

Licenses

Licenses include the cost of non-exclusive software technology licenses which allow us to manufacture, sell and/or distribute certain products worldwide. The licenses have no fixed termination date. License costs are amortized on a straight-line basis over the estimated economic lives of the licenses, which management has estimated range from one to ten years.

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

The licenses consisted of the following:

	March 31, 2013	December 31, 2012
Licenses	$3,627,500	$3,627,500
Accumulated amortization	(3,582,188)	(3,574,376)

	$45,312	$53,124

Amortization expense related to these licenses amounted to $8,000 and $31,000 for the three months ended March 31, 2013 and 2012, respectively. Estimated future amortization expense related to licenses at March 31, 2013 is as follows:

Amount
2013	$44,274
2014	1,038

Total	$45,312

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at approximately four years. At March 31, 2013 and December 31, 2012, patent and trademark cost of $729,000 has been fully amortized.

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

During the three months ended March 31, 2013 and 2012, we determined that there was no impairment to long-lived assets.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of our accounts receivable, accounts payable, note payable (current portion), bank financing (current portion), accrued expenses, and other current liabilities approximate fair value due to the short-term maturities of these instruments. The carrying value of our note payable (long term portion) and bank financings (long term portion) approximate fair value as the interest rate used to discount the note approximates current market rates.

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

If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At March 31, 2013 and December 31, 2012, there was no allowance for sales returns.

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

During the three months ended March 31, 2013 and 2012, warranty costs amounted to $40,000 and $84,000, respectively. At March 31, 2013 and December 31, 2012, we established a warranty reserve of $390,000 and $350,000, respectively, to cover service costs over the remaining lives of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations include stock-based compensation costs. The following is a summary of stock-based compensation costs, by income statement classification:

	Three Months Ended
	March 31, 2013	March 31, 2012
Research and development	$17,299	$4,000
Sales and marketing	13,000	9,000
General and administrative	55,248	15,000

Total	85,547	28,000
Tax effect on share-based compensation	0	0

Net effect on net income	$85,547	$28,000

Effect on earnings per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Valuation of Stock Option Awards

We have one stock option plan under which stock options are granted to our employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years and vest over one to three years. During the three months ended March 31, 2013 and 2012 we did not grant any stock options.

Valuation of Stock Grants

The fair value of stock grants is based on the market price at the date the grants were issued. The expense related to the grants is recognized over the vesting period. During the three months ended March 31, 2013, we issued 310,343 shares of our common stock to our executive employees as part of their annual compensation package. During the three months ended March 31, 2012 we did not issue any stock grants.

Income Taxes

We account for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority At March 31, 2013 and 2012 we have no unrecognized tax benefits.

Earnings per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three months ended March 31, 2013 and 2012, 561,667 and 596,667 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator for basic and diluted earnings per share:
Net income	$83,826	$472,268

Denominator:
Weighted average basic common shares outstanding	24,197,079	23,799,731
Assumed conversion of dilutive securities:
Stock options	3,067,718	1,798,245

Diluted earnings per share—adjusted weighted average shares	27,264,797	25,597,976

Basic earnings per share	$0.00	$0.02

Diluted earnings per share	$0.00	$0.02

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

During the three months ended March 31, 2013, 97% of our revenues were from four customers, comprised of 43%, 24%, 16% and 14%. Those customers were located in Poland, South Africa, the United States and South Africa, respectively. At March 31, 2013, the amounts due from such customers were $4.6 million, $2.5 million, $903,000 and $1.4 million, respectively, which were included in accounts receivable.

During the three months ended March 31, 2012, 88% of our revenues were from four customers, comprised of 34%, 21%, 20% and 13%. Those customers were located in Poland, Scandinavia, the United States and the United States, respectively. At March 31, 2012, the amounts due from such customers were $5.0 million, $1.3 million, $2.4 million and zero, respectively, which were included in accounts receivable.

As of March 31, 2013, we maintained inventory of $230,000 in China. In addition, a significant portion of our $21.9 million of accounts receivable at March 31, 2013 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $582,000 and $209,000 for the three months ended March 31, 2013 and March 31, 2012, respectively.

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

4. INVENTORIES

Inventories consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials	$216,134	$0
Finished goods	306,280	622,000

	522,414	622,000
Less reserves for excess and obsolete inventories	(292,000)	(292,000)

	$230,414	$330,000

5. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	March 31, 2013	December 31, 2012
Prepaid insurance	$123,799	$143,751
Prepaid taxes	18,792	18,792
Other	368,362	298,183

	$510,953	$460,726

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2013	December 31, 2012
Machinery and equipment	$326,311	$326,311
Office furniture and equipment	302,100	300,800
Software	3,111,811	3,111,776

	3,740,222	3,738,887
Accumulated depreciation and amortization	(3,538,084)	(3,513,866)

	$202,138	$225,021

7. NOTE PAYABLE

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

The balance on this Note consisted of the following:

	March 31, 2013	December 31, 2012
Note payable—face value	$5,807,000	$7,564,000
Less: unamortized imputed interest	(509,000)	(618,000)

Note payable, net of discount	5,298,000	6,946,000
Less: current portion	(2,180,000)	(1,850,000)

Noncurrent portion	$3,118,000	$5,096,000

Estimated future maturities of the Note payable at March 31, 2013, including current portion, are as follows:

2013	$210,000
2014	2,283,000
2015	2,805,000

Note payable, net of discount	$5,298,000

8. BANK FINANCINGS

As of March 31, 2013 and December 31, 2012, we had outstanding loans of $9.8 million and $3.5 million, respectively. We currently have two active types of bank financing arrangements—accounts receivable financings and term loans.

In September 2012, we entered into a one year $7.0 million credit facility with Silicon Valley Bank (“SVB”). The facility is a working capital based revolving line of credit where SVB, in its discretion, will make advances in an amount up to 80% of the value of (i) eligible accounts receivable and (ii) eligible purchase orders for inventory in transit to a customer. For each account receivable or purchase order financed, we pay interest based on SVB’s prime rate, plus a specified margin, multiplied by the face amount of the eligible account receivable or purchase order. For eligible accounts receivable, the specified margin is 1.0% and for eligible purchase orders the margin is 1.4%. However, if our EBITDA for any trailing six month period falls below $1.0 million, the specified margins increase to 3.0% and 3.2%, respectively. On March 28, 2013, we entered into an amendment to the credit facility that reduced the specified margin for eligible accounts receivable to 0.75% (down from 1.00%) and if our EBITDA for any trailing six month period falls below $1.0 million, the specified margin for eligible accounts receivable increases to 2.50% (down from 3.00%). At March 31, 2013, we had borrowings of $6.0 million under this credit facility and the effective interest rate on the borrowed funds was 6% per annum.

In April 2012, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at March 31, 2013). This loan bore interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at March 31, 2013. This loan was repaid in April 2013 and we entered into a new working capital loan with the same commercial bank in China on the same basic terms as the previous loan. The term of the new loan expires on April 8, 2014.

In March 2013, we entered into a three year term loan with SVB, totaling $2.3 million, with monthly payments of interest only during the first six months, and equal monthly payments of interest and principal, amortizing the principal over the remaining 30 months of the loan. Interest on the term loan accrues at 6.00% per annum. In addition, we are required to make a one-time final payment of $45,000 at the time the loan is repaid. At March 31, 2013, we had borrowings of $2.3 million under this facility.

9. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following:

	March 31, 2013	December 31, 2012
Customer advances	$32,840	$32,840
Accrued payroll, taxes and benefits	1,201,850	1,391,761
Accrued foreign sales tax	157,400	182,400
Accrued income taxes	13,439	45,953
Accrued interest	59,298	2,560
Accrued legal and professional fees	87,500	100,000
Accrued license fees	25,000	25,000
Accrued operating expenses	279,998	346,499

	$1,857,325	$2,127,013

10. SEGMENT INFORMATION

We operate and track our results in one operating segment, wireless access products. We track revenues and assets by geographic region and by product line, but do not manage operations by region.

Revenues by geographic region based on customer locations were as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues
Europe	$4,318,780	$6,650,010
MEA	4,011,500	929,000
North America (United States and Canada)	1,640,752	3,950,976
Latin America	153,400	367,600
Asia	0	134,415

Total revenues	$10,124,432	$12,032,001

Our product lines consist of broadband gateway devices, security alert systems, wireline replacement terminals and phones. Revenues by product line were as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues
Broadband gateways	$4,318,780	$9,020,529
Security alert systems	4,011,500	0
Wireline replacement terminals	1,640,752	2,643,512
Phones	153,400	367,960

Total revenues	$10,124,432	$12,032,001

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate headquarters and U.S. operations are located at 6815 Flanders Drive, San Diego, California, where we lease approximately 5,900 square feet of office space. The lease agreement provides for average base monthly rent of approximately $8,000 and expires in April 2014.

We lease additional commercial properties in China and Korea for our operations and research and development teams. The China facilities are comprised of two locations totaling 2,600 square feet and have lease agreements that expire in November 2013 and January 2014. The Korea facility is 1,600 square feet and the lease term expires in July 2013. The average basic monthly rent is approximately $6,000 during the lease periods for these three facilities.

Future estimated lease payments at March 31, 2013 are as follows:

Year Ending December 31,	Total Amount
2013	$111,000
2014	33,000

$144,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the three months ended March 31, 2013 and 2012 amounted to $62,000, and $37,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause at March 31, 2013, the severance expense due would have been $1.1 million, plus any pro-rated bonuses earned, plus payments equal to twelve months of continuing healthcare coverage under COBRA.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At March 31, 2013, we were not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

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

Overview

We provide wireless voice, broadband access and connected home solutions for the worldwide telecommunications market. Our product portfolio includes phones, wireline replacement terminals, 3G and 4G broadband gateway devices, and security alert systems used to access voice calling, high-speed data and connected home management services.

Our wireless phones, 3G and 4G gateway devices, and security alert systems have similar functionality to phones, modems and alarm systems that use traditional wireline telecommunications and cable networks; however, our products are wireless and can be substituted for wired devices. Our products are based on CDMA (Code Division Multiple Access), GSM (Global System for Mobile Communications), GPRS (General Packet Radio Service), WCDMA (Wideband Code Division Multiple Access), and HSPA (High-Speed Packet Access) technologies.

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

We sell our products to telecommunications operators worldwide. In developing countries where large segments of the population do not have telephone or internet service, telecommunications operators deploy wireless networks as a more cost effective alternative to traditional wired communications. In developed countries telecommunications operators are using wireless networks to augment or supplant existing wire-line infrastructure. Currently, our largest customers are located in Poland, South Africa and the United States.

Recent Developments

We experienced mixed results in the first quarter of 2013, with some revenue and cash flow challenges, but also some positive trends with respect to our new Home Alert product line, gross margin percentage, and working capital. Our business is subject to volatility quarter to quarter, based on the timing of large customer orders and the impact of new product releases. Those factors impacted the first quarter, but underlying the top-line results, we made significant progress on a number of key initiatives during the quarter.

Challenges for the first quarter included:

•	Revenue of $10.1 million

•	No orders for gateway products from our largest customer in Europe

•	No orders for wireline replacement terminals from our largest customer in North America

•	Delays in account receivable collection as a result of delayed collection from a customer in Europe and minor testing and warranty issues in MEA

Despite these setbacks, highlights for the first quarter included:

•	Strong sales of our Home Alert product line to new customers in the MEA region

•	Gross margins of 29% due to strong margins on the Home Alert product line

•	Net income of $84,000 on lower than expected revenue

•	New $2.3 million term loan from Silicon Valley Bank

•	Improvement in working capital by $95,000

Revenues were $10.1 million for the first quarter of 2013, down from $12.0 million in the first quarter of last year. The decline in revenues resulted primarily from slower sales of our top-selling gateway product, which were $4.3 million in the first quarter of 2013, down from $9.0 million in the prior year. In Europe, our most significant customer in Scandinavia did not place orders during the first quarter as it worked though accumulated inventory. The customer plans to conduct a marketing campaign to bolster demand for its wireless broadband service and our gateway devices during the second quarter, and we expect to receive additional orders either late in the second quarter or in the third quarter. We are also bringing our new dual mode gateway device to market in Europe. That device supports both GSM and CDMA technologies and is designed for use on the edge of network coverage, allowing wireless carriers with rural coverage areas to expand their addressable market. Customers in Scandinavia and Poland conducted homologation and testing on the new dual mode gateway during the first quarter. We have completed testing with one customer and expect testing for the second customer to be completed in the second quarter with orders following shortly thereafter. Based on discussions with these customers, we expect overall sales for our gateway products to pick up again in the late second or early third quarter.

Sales of our wireline replacement terminals were also down from the prior year. Terminal sales were $1.6 million for the quarter, down from $2.6 million in the prior year. Sprint was our principal customer for terminals in North America in 2012. We did not receive any orders for terminals from Sprint during the first quarter of 2013, as it bought its requirements from another vendor. We did have strong sales of terminals to regional wireless carriers. Our regional customers in North America purchased $1.6 million of terminals during the first quarter of 2013, compared to $553,000 for all of 2012. We are completing development of the second generation of our wireline replacement terminal, which is targeted for the North American market. We are continuing to work with Sprint and other national vendors in North America to be a second source for their wireline replacement terminal opportunities. Finally, we are developing an upgraded wireline replacement terminal product which integrates our Home Alert product features. This product is scheduled to launch in the second half of 2013.

Offsetting the lower gateway and terminal sales were strong numbers from the launch of our new Axesstel Home Alert product line. We sold $4.0 million of our new security alert devices in the first quarter of 2013, primarily to new customers in the MEA region. In the first two quarters following its release, we have sold $7.5 million of our alert devices to five new customers in Africa. As these customers initiate their marketing campaigns and sell through initial inventories, we expect to receive follow-on orders. We are also receiving interest from other carriers in that region. Wireless carriers in North America are conducting homologation and testing of our alert devices for launch later in 2013, and we are continuing to receive interest in the product line from carriers in other markets as well. We have multiple product releases scheduled for our Axesstel Home Alert product line throughout 2013 that are targeted to address the requirements of specific geographic regions or customers.

Overall, revenues in the first quarter of 2013 by geographic region based on customer locations were as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues
Europe	$4,318,780	$6,650,010
MEA	4,011,500	929,000
North America (United States and Canada)	1,640,752	3,950,976
Latin America	153,400	367,600
Asia	0	134,415

Total revenues	$10,124,432	$12,032,001

Revenues by product line for the first quarter of 2013 were as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues
Broadband gateways	$4,318,780	$9,020,529
Security alert systems	4,011,500	0
Wireline replacement terminals	1,640,752	2,643,512
Phones	153,400	367,960

Total revenues	$10,124,432	$12,032,001

Sales of our Home Alert product lines boosted gross margin for the first quarter to a record 29%, compared to 26% in the first quarter of 2012.

We also kept operating expenses near historic lows. Operating expenses during the quarter were $2.7 million compared to $2.3 million for the first quarter of 2012.

Through the combination of improved gross margin percentage and tight control over operating expenses, we were able to generate net income of $84,000 for the three months ended March 31, 2013 on $10.1 million of revenue. This compares to net income of $472,000 for the three months ended March 31, 2012, generated on $12.0 million of revenue.

We continued to see improvement in working capital in the first quarter. In addition to our Q1 2013 net income of $84,000, in March 2013, we entered into a $2.3 million three year term loan with Silicon Valley Bank. The term loan bolstered our cash position, reduced our short-term borrowing requirements, and further improved our working capital position. Payments on the term loan are interest only during the first six months and then require equal fixed monthly payments of principal and interest over the remaining 30 months of the loan. In addition, a one-time payment of $45,000 is due at the time the loan is repaid. Interest on the Silicon Valley Bank term loan accrues at 6% per annum.

In September 2012, we entered into a $7.7 million promissory note with WNC as part of a settlement of all amounts arising out of our past manufacturing relationship. The WNC Note obligates us to make payments of $50,000 per month, plus a payment by March 31 each year equal to 50% of the prior years net income less $600,000. In the first quarter of 2013, we made payments of $1.8 million on the Note. At March 31, 2013, the aggregate amount outstanding under the Note was $5.8 million.

Against these positive trends, we experienced delayed collections of accounts receivable which resulted in higher loan balances under our bank credit facilities. In Europe, a significant customer has been slow to pay for fourth quarter 2012 shipments. We collected a significant portion of this account following the end of the quarter and expect the balance to be paid shortly. In MEA, we had two testing and warranty events on our new phone and Home Alert products that caused a delay in collection in our accounts receivables out of that region. In one situation, the wireless carrier used the wrong version of the software in its acceptance testing for the product.

Once the testing software was replaced, the products were accepted, but the retesting delayed the wireless carrier’s launch of the products to its customers and payment of our account. In the second event, a minor repair was required to replace a capacitor on an order of security alert devices. The aggregate repair cost was only $30,000 for the quarter, but the turn-around time for the repair delayed collection from the wireless carrier. Because of these events, our accounts receivable balance increased during the first quarter by $6.7 million to $21.9 million. We increased borrowings under our working capital based credit line to manage our accounts payable to our key vendors. At March 31, 2013, we had borrowings of $6.0 million under our $7.0 million credit line. We expect to collect the accounts and pay down our working capital based credit line to more normal levels over the next several months.

Subsequent to the end of the first quarter, we renewed our 10 million Yuan ($1.6 million) term loan with the commercial bank in China on the same basic terms as the previous loan. The new term loan matures on April 8, 2014.

Outlook

In order to achieve profitability under our current business model, we need to generate minimum revenues of $50 to $60 million annually with gross margins in the mid to low twenty percent range.

We have developed a significant base of customers and key products and will continue to work closely with new and current customers to launch additional products in 2013. We are looking to maintain our market share in Europe with our broadband gateway devices and expand our addressable market with the launch of our dual-mode gateway device. We are looking to add functionality in our next generation wireline replacement terminals and look for additional OEM opportunities in North America. However, that market has become more challenging with larger Chinese competitors offering significant price reductions for a base model terminal. We have launched the initial products in our Axesstel Home Alert product line with new key customers in the MEA region. Based on initial discussions with wireless network operators in North America and globally, we expect that product line will be well received in a number of other markets as well and has the potential to be one of our largest selling product lines.

Our primary operating goals for 2013 are to maintain consistent profitability and to increase revenue by ten to fifteen percent year over year. First quarter 2013 revenues were lower than first quarter 2012. We now anticipate that first half revenue will be lower than planned due to a slower rollout of our new products in 2013 and delays in customer testing and customer acceptance. We are releasing the next generation of our core products, as well as additions to our Home Alert products. Initial customer feedback suggests that these products will be well received, but the precise timing and success of these product introductions will have a material impact on our full year results. The slower first half of the year will make it more difficult to meet our goal for annual revenue growth. However, we believe we will be very well positioned for growth in the second half of the year and beyond.

For the year, we are targeting gross margins in the mid twenty percent range. The economic and competitive climate remains challenging and price competition in our markets remains intense. We anticipate erosion in the average selling prices for our products in 2013. Any significant shift in product mix or reduction of average selling prices that are not offset by cost reductions will negatively impact gross margins.

We believe that our current operating infrastructure can support higher revenues, and if we can successfully scale our revenues, we expect to reduce operating expenses as a percentage of revenue.

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

Quarterly Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations data and the percentages of total revenues.

	($ in thousands) Three Months Ended March 31,
	2013		2012
Revenues	$10,124	100.00%	$12,032	100.00%
Cost of goods sold	7,157	70.70	8,855	73.60

Gross margin	2,967	29.30	3,177	26.40

Operating expenses
Research and development	697	6.88	576	4.79
Sales and marketing	659	6.51	738	6.13
General and administrative	1,312	12.95	1,002	8.33

Total operating expenses	2,668	26.34	2,316	19.25

Operating income	299	2.96	861	7.15
Interest expense, net	211	2.09	364	3.02

Income before income taxes	88	0.87	497	4.13
Income tax provision	4	0.04	25	0.21

Net income	$84	0.83%	$472	3.92%

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Revenues

For the three months ended March 31, 2013, which we refer to as “Q1 2013”, revenues were $10.1 million compared to $12.0 million for the three months ended March 31, 2012, which we refer to as “Q1 2012”, representing a 16% decrease. The decreased revenue was primarily attributable to lower sales of our gateway products, as our primary customer in Scandanavia did not order during the quarter as it worked through existing inventory. In addition, sales of our wireline replacement terminals were lower during the quarter as Sprint in North America did not place orders, fulfilling its requirements from a Chinese vendor. These decreases were partially offset by sales of our new Home Alert security alert devices to new customers in the MEA region.

In Q1 2013, our revenues were derived principally from four customers, which together represented 97% of revenues, and individually represented 43%, 24%, 16% and 14% of revenues. In Q1 2012, our revenues were derived principally from four customers, which together represented 88% of revenues, and individually represented 34%, 21%, 20% and 13% of revenues. Our revenues for Q1 2013 consisted of 43% for gateway devices, 40% for security alert systems, 16% for wireline replacement terminals and 1% for phone products. For Q1 2012, our revenues consisted of 75% for gateway devices, 22% for wireline replacement terminals and 3% for phone products.

Our objective is to increase revenues through maintaining close relationships with our core customers and helping them expand their markets. At the same time, we are actively seeking opportunities where we have the ability to deliver products that address unique customer requirements with the potential to lead to significant sales at attractive margins.

Cost of Goods Sold

For Q1 2013, cost of goods sold was $7.2 million compared to $8.9 million for Q1 2012, a decrease of 19%. This decrease is mainly attributable to the 16% decrease of revenues from the comparative periods combined with reductions in the average cost of our products.

Gross Margin

For Q1 2013, gross margin as a percentage of revenues was 29% compared to 26% for Q1 2012. The increased gross margin percentage from the comparative period was mainly attributable to product mix, including the sale of our new Home Alert products which currently support higher margins than our gateway and wireline replacement terminals.

We do not expect any significant inventory write offs or non-recurring transactions in 2013 that would impact gross margins. We are targeting gross margins in the mid-twenties. However, intense price competition and aggressive new product releases by our competitors could put additional pressure on gross margins.

Research and Development

For Q1 2013, research and development expenses were $697,000 compared to $576,000 for Q1 2012, an increase of 21%. As a percentage of revenues, research and development expenses for Q1 2013 were 7% compared to 5% for Q1 2012. The increase from the comparable period is mainly attributable to increased development expense associated with third party fees and certification of the initial products in our Home Alert product line.

We anticipate that 2013 research and development expenses will increase over 2012 levels due to increased certification and test fees from the anticipated launch of our second generation wireline replacement terminal and additional products in our Home Alert product line.

Sales and Marketing

For Q1 2013, sales and marketing expenses were $659,000 compared to $738,000 for Q1 2012, a decrease of 11%. As a percentage of revenue, sales and marketing expenses were 7% in Q1 2013 compared to 6% in Q1 2012. The decrease was mainly due to a decrease in the commission accrued of $267,000 due to a change in estimate.

We expect sales and marketing expenses to remain stable in 2013, with the exception of fluctuating selling expenses based on the revenue levels and the customer mix experienced during the year.

General and Administrative

For Q1 2013, general and administrative expenses were $1.3 million compared to $1.0 million for Q1 2012, an increase of 31%. As a percentage of revenue, general and administration expenses were 13% in Q1 2013 compared to 8% in Q1 2012. The change from the comparable period is primarily attributable to an increase of $200,000 in the bad debt reserve in Q1 2013 for certain aged receivables compared to a recovery of bad debt expense of $48,000 in Q1 2012.

We expect 2013 general and administrative expenses to remain at similar levels as experienced during 2012.

Interest Expense, net

For Q1 2013, interest expense was a net expense of $211,000. This amount was comprised of interest expense of $102,000 associated with debt and financing activities and non-cash imputed interest amortization of $109,000 associated with the note payable discount on the promissory note issued to WNC.

For Q1 2012, interest expense was $364,000. Substantially all of the expense resulted from interest expense associated with debt and financing activities.

Provision for Income Taxes

For Q1 2013 and 2012, we recorded income tax provisions of $4,000 and $25,000, respectively. Currently, we have established a full reserve against all deferred tax assets.

Net Income

For Q1 2013, net income was $84,000 compared to net income of $472,000 for Q1 2012.

Liquidity and Capital Resources

Liquidity

Because of slow customer collections from sales generated late in the fourth quarter of 2012, our accounts receivable balance increased significantly by $6.7 million to $21.9 million at March 31, 2013. The delay in collections caused us to draw down heavily on our working capital based credit facility in order to manage our account payable balances with key vendors. Borrowings under our line of credit were $6.0 million at March 31, 2013, against an aggregate borrowing limit of $7.0 million. We expect that we will collect the accounts and that our receivables balance, and corresponding bank loan balances will return to more historic levels over the next several months.

The following table summarizes key items affecting liquidity at March 31, 2013 and December 31, 2012:

	($ in thousands)
	March 31, 2013	December 31, 2012
Cash and cash equivalents	$2,179	$1,875
Accounts receivable	$21,912	$15,199
Accounts payable	$12,450	$10,203
Working capital (deficit)	$(2,069)	$(2,164)
Bank financings	$9,840	$3,477
Note payable, net of discount	$5,298	$6,946

For the three months ended March 31, 2013, we used $4.3 million of cash from operations which was derived from changes in operating assets and liabilities of $4.8 million less the cash net income of $510,000 (net income adjusted for depreciation and amortization expense, stock based compensation, provisions for losses on accounts receivable, note payable discount and imputed interest). During the three months ended March 31, 2013, we consumed $1,000 of cash for investing activities, and at March 31, 2013, we did not have any significant commitments for capital expenditures. Financing activities generated $4.6 million of cash during the three months ended March 31, 2013, including $6.4 million for net bank financings offset by $1.8 million for repayments to the Note payable to WNC.

Bank Financing

We currently have three bank financing arrangements.

In September 2012, we entered into a one year $7.0 million credit facility with Silicon Valley Bank or “SVB”. The facility is a working capital based revolving line of credit where SVB, in its discretion, will make advances in the amount of up to 80% of the value of (i) eligible accounts receivable and (ii) eligible purchase orders for inventory in transit to a customer. For each account receivable or purchase order financed, we pay interest based on SVB’s prime rate, plus a specified margin, multiplied by the face amount of the eligible account receivable or purchase order. For eligible accounts receivable, the specified margin is 1.0% and for eligible purchase orders the margin is 1.4%. However, if our EBITDA for any trailing six month period falls below $1.0 million, the specified margins increase to 3.0% and 3.2%, respectively. On March 28, 2013, we entered into an amendment to the credit facility that reduced the specified margin for eligible accounts receivable to 0.75% (down from 1.00%) and if our EBITDA for any trailing six month period falls below $1.0 million, the specified margin for eligible accounts receivable increases to 2.50% (down from 3.00%). At March 31, 2013, we had borrowings of $6.0 million under this credit facility and the effective interest rate on the borrowed funds was 6% per annum.

In April 2012, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at March 31, 2013). This loan bore interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at March 31, 2013. This loan was repaid in April 2013 and we entered into a new working capital loan with the same commercial bank in China on the same basic terms as the previous loan. The term of the new loan expires on April 8, 2014.

In March 2013, we entered into a three year term loan with SVB, totaling $2.3 million, with monthly payments of interest only during the first six months, and then equal monthly payments of principal and interest over the remaining 30 months of the loan. In addition, we are required to make a one-time final payment of $45,000 at the time the loan is repaid. At March 31, 2013, we had borrowings of $2.3 million under this facility. Interest on the term loan accrues at 6.00% per annum.

Note Payable

In September 2012, we entered into a Payment Confirmation Agreement with Wistron NeWeb Corporation. In connection with the Payment Confirmation Agreement we settled all disputes with our former contract manufacturer, including an $8.2 million account payable, in exchange for payment of $458,000 in cash and the issuance of a promissory note with a face value of $7.7 million. The Note obligates us to make payments of $50,000 each month. In addition, we are required to make a payment on or before March 31 each year equal to 50% of the prior year’s net income less $600,000. The Note does not bear interest. Therefore, we discounted the Note based on an imputed interest rate of 6.25% over an estimated repayment term of three years, resulting in a Note payable discount of $791,000 at the time of issuance. The discount is being charged to interest expense during the term of the Note. During the first quarter we made payments against the Note aggregating to $1.8 million. At March 31, 2013, the balance of the Note payable had a face value of $5.8 million and a discounted value of $5.3 million.

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

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. At March 31, 2013, we had $2.2 million in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at March 31, 2013, as these consisted of securities with maturities of less than three months.

Interest rates for our current bank debt agreements are based at rates ranging from 6% to 7% per annum. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. A hypothetical one percent increase in the interest rates that we pay under our bank debt would have resulted in additional interest expense of $17,000 for the three-month period ended March 31, 2013.

Foreign Currency Exchange Rate Risk

During the three months ended March 31, 2013, the majority of our revenue was generated outside the United States. In addition, most of our products were purchased from manufacturers in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from our contract manufacturers were denominated in United States dollars.

We maintain operations in China and Korea for which expenses are paid in the Chinese Yuan and Korean Won, respectively. Accordingly, we have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A hypothetical one percent improvement in the exchange rate for the Chinese Yuan and the Korean Won versus the United States Dollar would have resulted in additional expense of $21,000 for the three-month period ended March 31, 2013.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to the risk factors below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial position and results of operations.

If we cannot sustain profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We generated net income of $4.3 million for the year ended December 31, 2012 and generated further net income in the first quarter of 2013 of 84,000. However, we incurred net losses in two of the four previous years, including a net loss of $6.3 million for the year ended December 31, 2010 and a net loss of $10.1 million for the year ended December 31, 2009. At March 31, 2013, we had a stockholders’ deficit of $6.4 million and a working capital deficit of $2.1 million.

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

For the first quarter of 2013, four customers accounted for 97% of our revenues, and individually accounted for 43%, 24%, 16% and 14%.

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

In order to minimize our collection risks, we attempt to sell to our international customers under guaranteed letters of credit or open terms secured by credit insurance. At times, we extend credit based on our evaluation of the customer’s financial condition and payment history. We have experienced some collection issues in the past and have incurred bad debt expense because of our customers’ inability or refusal to pay. Many of our customers are located in developing countries which can make collection efforts more difficult and expensive. Often these countries do not have well established legal systems to secure and enforce judgments for unpaid accounts.

During the first quarter of 2013, we experienced a significant increase in our accounts receivable, including a significant amount of receivables to new customers located in Africa. Because of our limited working capital, any inability to collect on open accounts may have a significant impact on our financial position.

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

AXESSTEL, INC.

Date: May 14, 2013	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Translation of Working Capital Loan Contract dated April 7, 2013 between Axesstel and China Communications Bank Co. Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.