Form 10-Q
period 2013-06-30
AXESSTEL INC
filed 2013-08-13
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 9, 2013
Common Stock, $0.0001 per share	24,626,139 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2013

- i -

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

- ii -

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,101	$1,875,487
Accounts receivable, less allowance for doubtful accounts of $975,000 and $620,000 at June 30, 2013 and December 31, 2012, respectively	15,151,458	15,198,752
Inventories, net	216,000	330,000
Prepayments and other current assets	463,778	460,726

Total current assets	15,907,337	17,864,965

Property and equipment, net	178,661	225,021
Other assets, net	283,452	74,076

Total assets	$16,369,450	$18,164,062

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,295,948	$10,203,148
Note payable-current, net of discount	322,000	1,850,000
Bank financings	6,016,619	3,477,007
Accrued commissions	631,000	633,000
Accrued royalties	1,382,000	1,389,000
Accrued warranties	350,000	350,000
Other accrued expenses and current liabilities	1,712,041	2,127,013

Total current liabilities	20,709,608	20,029,168

Long-term liabilities:
Note payable-long term, net of discount	4,689,000	5,096,000

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 24,626,139 and 24,145,355 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2,463	2,414
Additional paid-in capital	40,881,547	40,458,483
Accumulated other comprehensive loss	(186,169)	(140,596)
Accumulated deficit	(49,726,999)	(47,281,407)

Total stockholders’ deficit	(9,029,158)	(6,961,106)

Total liabilities and stockholders’ deficit	$16,369,450	$18,164,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues	$1,218,060	$15,531,778	$11,342,492	$27,563,779
Cost of goods sold	882,808	11,902,010	8,040,421	20,757,140

Gross margin	335,252	3,629,768	3,302,071	6,806,639

Operating expenses
Research and development	740,578	495,775	1,437,137	1,071,834
Sales and marketing	597,070	647,366	1,256,182	1,385,091
General and administrative	1,556,151	1,182,221	2,867,948	2,184,389

Total operating expenses	2,893,799	2,325,362	5,561,267	4,641,314

Operating income (loss)	(2,558,547)	1,304,406	(2,259,196)	2,165,325

Interest expense, net	(189,871)	(361,895)	(401,396)	(725,546)
Other income	215,000	0	215,000	0

Income (loss) before income tax provision	(2,533,418)	942,511	(2,445,592)	1,439,779
Income tax provision	(4,000)	47,000	0	72,000

Net income (loss)	$(2,529,418)	$895,511	$(2,445,592)	$1,367,779

Earnings (loss) per share
Basic	$(0.10)	$0.04	$(0.10)	$0.06

Diluted	$(0.10)	$0.03	$(0.10)	$0.05

Weighted average shares outstanding
Basic	24,484,105	23,900,669	24,340,592	23,850,200
Diluted	24,484,105	26,330,869	24,340,592	25,921,637

Comprehensive income (loss)
Net income (loss)	$(2,529,418)	$895,511	$(2,445,592)	$1,367,779
Foreign currency translation adjustment	(31,451)	(1,233)	(45,573)	(18,369)

Comprehensive income (loss)	$(2,560,869)	$894,278	$(2,491,165)	$1,349,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income (loss)	$(2,445,592)	$1,367,779

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	63,814	79,562
Stock-based compensation	181,995	80,795
Provision for (recoveries from) losses on accounts receivable	902,340	(84,000)
Note payable discount amortization	(28,000)	0
(Increase) decrease in:
Accounts receivable	(855,046)	(2,036,046)
Inventories	114,000	(1,290,000)
Other assets	(9,684)	229,610
Increase (decrease) in:
Accounts payable	92,800	2,840,865
Accrued expenses and other liabilities	(423,972)	(448,000)

Total adjustments	38,247	(627,214)

Net cash provided by (used in) operating activities	(2,407,345)	740,565

Cash flows from investing activities:
Acquisition of property and equipment	(1,830)	(23,059)

Net cash used in investing activities	(1,830)	(23,059)

Cash flows from financing activities:
Proceeds from issuance of common stock	22,750	0
Repayments of note payable	(1,907,000)	0
Net proceeds (repayments) of bank financings	2,539,612	(485,171)

Net cash provided by (used in) financing activities	655,362	(485,171)

Cumulative translation adjustment	(45,573)	(18,369)

Net increase (decrease) in cash and cash equivalents	(1,799,386)	213,966
Cash and cash equivalents at beginning of year	1,875,487	849,510

Cash and cash equivalents at end of period	$76,101	$1,063,476

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$187,650	$622,077
Income tax	$45,953	$64,468

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

2. LIQUIDITY AND GOING CONCERN

At June 30, 2013, we had cash and cash equivalents of $76,000, negative working capital of $4.8 million, and stockholders’ deficit of $9.0 million. Our revenues for the six months ended June 30, 2013 were significantly lower than the six months ended June 30, 2012, and well below our original expectations. Our net loss for the six months ended June 30, 2013 was $2.4 million.

Other than cash provided by operations, our primary source of working capital is bank borrowing. We currently have three bank credit facilities. In September 2012, we entered into a one year $7.0 million working capital based credit facility with Silicon Valley Bank (“SVB”). In March 2013, we entered into a three year $2.3 million term loan with SVB. In April 2013, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at June 30, 2013). Our net loss for the six months ended June 30, 2013 has caused an event of default under our term loan and credit facility with SVB, and we are working with the bank on a forbearance and repayment arrangement. As a result, we have reclassified all long-term amounts due under the SVB term loan to current liabilities. See Note 8.

In addition to credit facilities, we rely on open credit terms with our manufacturing partners to support our working capital requirements and reduce our borrowing costs. We are delinquent in making payments to our contract manufacturers. If our contract manufacturers restrict their credit terms with us, we may need to identify alternative manufacturers or secure additional capital in order to finance the production of our products.

If we are unable generate sufficient revenues to pay our expenses and our other existing sources of cash are insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not currently have any arrangements in place to provide additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving and sustaining profitability, and cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations.

These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations from our foreign customers are sometimes secured either by letters of credit or credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $975,000 and $620,000, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out method), based on the actual cost charged by the supplier, or market. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. At June 30, 2013 and December 31, 2012, the reserve for excess and obsolete inventory was $0 and $292,000, respectively.

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

The licenses consisted of the following:

	June 30, 2013	December 31, 2012
Licenses	$3,627,500	$3,627,500
Accumulated amortization	(3,590,000)	(3,574,376)

	$37,500	$53,124

Amortization expense related to these licenses amounted to $8,000 and $30,000 for the three months ended June 30, 2013 and 2012, respectively. Amortization expense was $16,000 and $62,000 for the six months ended June 30, 2013 and 2012, respectively. Estimated future amortization expense related to licenses at June 30, 2013 is as follows:

Amount
2013	$36,462
2014	1,038

Total	$37,500

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at approximately four years. At June 30, 2013 and December 31, 2012, patent and trademark costs of $729,000 have been fully amortized.

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

During the six months ended June 30, 2013 and 2012, we determined that there was no impairment to long-lived assets.

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

If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At June 30, 2013 and December 31, 2012, there was no allowance for sales returns.

Warranty Costs

All products are inspected for quality prior to shipment. Our standard terms of sale provide a limited warranty, generally for a period of one to two years from date of purchase or initialization of the product. We establish warranty reserves based on management’s estimates of anticipated service and replacement costs over the term of outstanding warranties.

In some countries we contract with third parties to operate service centers providing after-market and warranty support to our customers. The costs that we incur related to these service centers are recorded to cost of goods sold when revenue is recognized.

During the six months ended June 30, 2013 and 2012, warranty costs amounted to $201,000 and $274,000, respectively. At June 30, 2013 and December 31, 2012, we established a warranty reserve of $350,000, to cover costs over the remaining lives of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations include stock-based compensation costs. The following is a summary of stock-based compensation costs, by income statement classification:

	Three Months ended		Six Months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Research and development	$23,424	$6,000	$40,723	$10,000
Sales and marketing	7,000	11,000	20,000	20,000
General and administrative	66,024	27,947	121,272	50,795

Total	96,448	44,947	181,995	80,795
Tax effect on share-based compensation	0	0	0	0

Net effect on net income (loss)	$96,448	$44,947	$181,995	$80,795

Effect on earnings (loss) per share:
Basic	$0.00	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.01	$0.00

Equity Incentive Plans

We have two equity incentive plans: the 2004 Equity Incentive Plan and the 2013 Equity Incentive Plan. All of our currently outstanding equity awards were issued under the 2004 Equity Incentive Plan. On July 29, 2013, our stockholders approved the adoption of the 2013 Equity Incentive Plan. In connection with that adoption, we terminated the use of the 2004 Equity Incentive Plan and all future equity awards will be issued under the 2013 Equity Incentive Plan. The termination of the 2004 Equity Incentive Plan will not have any effect on options, restricted stock or other awards that were issued and are outstanding under that plan.

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years and vest over one to three years.

Valuation of Stock Grants

The fair value of stock grants is based on the market price at the date the grants were issued. The expense related to the grants is recognized over a one to three year vesting period.

Income Taxes

We account for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority At June 30, 2013 and 2012 we have no unrecognized tax benefits.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated, based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three and six months ended June 30, 2013, there were 3,835,416 potentially dilutive securities excluded from the computations because their effect was anti-dilutive. For the three and six months ended June 30, 2012, there were 571,667 potentially dilutive securities excluded from the computations.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator for basic and diluted earnings per share:
Net income (loss)	$(2,529,418)	$895,511	$(2,445,592)	$1,367,779

Denominator:
Weighted average basic common shares outstanding	24,484,105	23,900,669	24,340,592	23,850,200
Assumed conversion of dilutive securities:
Stock options	0	2,430,200	0	2,071,437

Diluted earnings (loss) per share—adjusted weighted average shares	24,484,105	26,330,869	24,340,592	25,921,637

Basic earnings (loss) per share	$(0.10)	$0.04	$(0.10)	$0.06

Diluted earnings (loss) per share	$(0.10)	$0.03	$(0.10)	$0.05

Foreign Currency Exchange Gains and Losses

Our reporting currency is the U.S. dollar. The functional currency of our foreign subsidiary is the Chinese Yuan. Our subsidiary’s assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange prevailing during the period reported. The resulting cumulative translation adjustments are disclosed as a component of cumulative other comprehensive income (loss) in stockholders’ deficit. Foreign currency transaction gains and losses are recorded in the statements of operations as a component of other income (expense).

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

During the six months ended June 30, 2013, 93% of our revenues were from four customers, comprised of 43%, 22%, 15% and 13%. Those customers were located in Poland, South Africa, the United States and South Africa, respectively. At June 30, 2013, the amounts due from such customers were $2.7 million, $2.5 million, $106,000 and $1.4 million, respectively, which were included in accounts receivable.

During the six months ended June 30, 2012, 87% of our revenues were from four customers, which accounted for 30%, 27%, 18% and 12% of revenues, respectively. These customers were located in the United States, Scandinavia, Poland, and Saudi Arabia, respectively. At June 30, 2012, the amounts due from such customers were $2.2 million, $1.3 million, $3.8 million and $2.5 million, respectively, which were included in accounts receivable.

As of June 30, 2013, we maintained inventory of $216,000 in China. In addition, a significant portion of our $15.2 million of accounts receivable at June 30, 2013 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $634,000 and $300,000 for the six months ended June 30, 2013 and June 30, 2012, respectively.

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

4. INVENTORIES

Inventories consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials	$216,000	$0
Finished goods	0	622,000

	216,000	622,000
Less reserves for excess and obsolete inventories	0	(292,000)

	$216,000	$330,000

5. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	June 30, 2013	December 31, 2012
Prepaid insurance	$69,295	$143,751
Prepaid taxes	25,092	18,792
Prepaid tooling	117,071	19,863
Other	252,320	278,320

	$463,778	$460,726

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2013	December 31, 2012
Machinery and equipment	$326,311	$326,311
Office furniture and equipment	302,497	300,800
Software	3,111,909	3,111,776

	3,740,717	3,738,887
Accumulated depreciation and amortization	(3,562,056)	(3,513,866)

	$178,661	$225,021

7. NOTE PAYABLE

On September 7, 2012, we entered into a Payment Confirmation Agreement with Wistron Neweb Corporation (“WNC”), which settled all disputes with WNC arising out of our prior manufacturing relationship, including restructure of an $8.2 million account payable which was past due. In connection with the Payment Confirmation Agreement we paid WNC $458,000 in cash and issued WNC a Promissory Note (“Note”) with a face value of $7.7 million. The Note obligates us to make payments of $50,000 each month. In addition, we are required to make a payment on or before March 31 each year equal to 50% of the prior year’s net income less $600,000. In the event we were to become delinquent on payments, the Note would become payable on demand. The Note does not accrue interest and has no prepayment penalty. Therefore, we discounted the Note based on an imputed interest rate of 6.25% over an estimated repayment term of three years, resulting in a note payable discount of $791,000 at the date of issuance. During the six months ended June 30, 2013, the estimated repayment term was modified from three years to four years, increasing the note payable discount by $215,000 to $1.0 million. This discount is being charged to interest expense over the term of the Note.

During the first six months of 2013, we made payments against the Note aggregating to $1.9 million. At June 30, 2013, the Note had a face value of $5.7 million and a discounted value of $5.0 million.

The balance on this Note consisted of the following:

	June 30, 2013	December 31, 2012
Note payable—face value	$5,657,000	$7,564,000
Less: unamortized imputed interest	(646,000)	(618,000)

Note payable, net of discount	5,011,000	6,946,000
Less: current portion	(322,000)	(1,850,000)

Noncurrent portion	$4,689,000	$5,096,000

Estimated future maturities of the Note payable at June 30, 2013, including current portion, are as follows:

2013	$171,000
2014	307,000
2015	2,549,000
2016	1,984,000

Note payable, net of discount	$5,011,000

8. BANK FINANCINGS

As of June 30, 2013 and December 31, 2012, we had outstanding loans of $6.0 million and $3.5 million, respectively. We currently have two active types of bank financing arrangements—accounts receivable financings and term loans.

In September 2012, we entered into a one year $7.0 million credit facility with Silicon Valley Bank (“SVB”). The facility is a working capital based revolving line of credit where SVB, in its discretion, will make advances in an amount up to 80% of the value of (i) eligible accounts receivable and (ii) eligible purchase orders for inventory in transit to a customer. For each account receivable or purchase order financed, we pay interest based on SVB’s prime rate, plus a specified margin, multiplied by the face amount of the eligible account receivable or purchase order. For eligible accounts receivable, the specified margin is 1.0% and for eligible purchase orders the margin is 1.4%. However, if our EBITDA for any trailing six month period falls below $1.0 million, the specified margins increase to 3.0% and 3.2%, respectively. On March 28, 2013, we entered into an amendment to the credit facility that reduced the specified margin for eligible accounts receivable to 0.75% (down from 1.00%) and if our EBITDA for any trailing six month period falls below $1.0 million, the specified margin for eligible accounts receivable increases to 2.50% (down from 3.00%). At June 30, 2013, we had borrowings of $2.1 million under this credit facility and the effective interest rate on the borrowed funds was 8% per annum.

In March 2013, we entered into a three year term loan with SVB, totaling $2.3 million, with monthly payments of interest only during the first six months, and equal monthly payments of interest and principal, amortizing the principal over the remaining 30 months of the loan. Interest on the term loan accrues at 6.00% per annum. In addition, we are required to make a one-time final payment of $45,000 at the time the loan is repaid. We experienced an event of default under our term loan and credit facility with SVB related to compliance with a Fixed Charge Coverage Ratio and a Liquidity Ratio. We are working with SVB on a forbearance arrangement to reschedule payment of the loan. Consequently, we have reclassified the long-term amounts due under the SVB term loan to a current liability. At June 30, 2013, we had borrowings of $2.3 million under this loan.

In April 2013, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at June 30, 2013). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at June 30, 2013.

9. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following:

	June 30, 2013	December 31, 2012
Customer advances	$29,000	$32,840
Accrued payroll, taxes and benefits	1,132,701	1,391,761
Accrued foreign sales tax	132,400	182,400
Accrued income taxes	0	45,953
Accrued interest	29,306	2,560
Accrued legal and professional fees	87,500	100,000
Accrued license fees	25,000	25,000
Accrued operating expenses	276,134	346,499

	$1,712,041	$2,127,013

10. STOCKHOLDERS’ DEFICIT

Common Stock - 2013 Activity

During the six months ended June 30, 2013, we issued 310,343 shares of our common stock to our executive employees as part of their annual compensation package. The fair value of these grants was $1.45 per share. These stock grants vest over a three year period.

During the six months ended June 30, 2013, we cancelled 104,559 shares of our common stock issued to a former executive employee. These shares were valued at prices ranging from $0.66 to $1.45 per share, and had a value of $124,000.

During the six months ended June 30, 2013, employee stock options for 275,000 shares of our common stock were exercised at prices ranging from $.07 to $.10 per share resulting in proceeds of $23,000.

Stock Option – 2013 Activity

During the six months ended June 30, 2013, we did not grant any stock options.

During the six months ended June 30, 2013, we cancelled stock option awards to purchase 104,167 shares of common stock issued to a former executive employee. These shares had exercise prices ranging from $0.07 to $0.67 per share.

11. SEGMENT INFORMATION

We operate and track our results in one operating segment, wireless access products. We track revenues and assets by geographic region and by product line, but do not manage operations by region.

Revenues by geographic region based on customer locations were as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues
Europe	$818,260	$7,141,372	$5,137,040	$13,791,382
MEA	26,700	2,500,000	4,038,200	3,429,000
North America (United States and Canada)	125,907	5,785,706	1,766,659	9,736,682
Latin America	155,150	104,700	308,550	472,300
Asia	92,043	0	92,043	134,415

Total revenues	$1,218,060	$15,531,778	$11,342,492	$27,563,779

Our product lines consist of broadband gateway devices, security alert systems, wireline replacement terminals and phones. Revenues by product line were as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues
Broadband gateways	$849,103	$8,405,234	$5,167,883	$17,425,763
Security alert systems	163,907	0	4,175,407	0
Wireline replacement terminals	0	6,679,444	1,640,752	9,322,956
Phones	205,050	447,100	358,450	815,060

Total revenues	$1,218,060	$15,531,778	$11,342,492	$27,563,779

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate headquarters and U.S. operations are located at 6815 Flanders Drive, San Diego, California, where we lease approximately 5,900 square feet of office space. The lease agreement provides for average base monthly rent of approximately $8,000 and expires in April 2014.

We lease additional commercial properties in China and Korea for our operations and research and development teams. The China facilities are comprised of two locations totaling 2,600 square feet and have lease agreements that expire in November 2013 and January 2014. The Korea facility is 1,600 square feet and the lease term expires in July 2014. The average basic monthly rent is approximately $6,000 during the lease periods for these three facilities.

Future estimated lease payments at June 30, 2013 are as follows:

Year Ending December 31,	Total Amount
2013	$79,000
2014	47,000

$126,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the three and six months ended June 30, 2013 amounted to $57,000, and $119,000, respectively. Rent expense incurred for short-term and long-term obligations for the three and six months ended June 30, 2012 amounted to $20,000, and $57,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause at June 30, 2013, the severance expense due would have been $852,000, plus any pro-rated bonuses earned, plus payments equal to twelve months of continuing healthcare coverage under COBRA.

Inventory

Under the terms of our supply agreements with our contract manufacturers we generally do not take possession of inventory until it is completed as a finished good and delivered to our customer. However, our contract manufacturers do purchase certain long lead time components based on forecasts that we provide. If we do not order sufficient quantities of product, after a time, our contract manufacturers have the right to deliver that raw materials inventory to us and demand payment.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At June 30, 2013, we were not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

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

Overview

We provide wireless broadband access, connected home and voice solutions for the worldwide telecommunications market. Our product portfolio includes 3G and 4G broadband gateway devices, security alert systems, wireline replacement terminals and phones used to access high-speed data, connected home management services and voice calling.

Our wireless 3G and 4G gateway devices, security alert systems and phones have similar functionality to modems, alarm systems and phones that use traditional wireline telecommunications and cable networks; however, our products are wireless and can be substituted for wired devices. Our products are based on CDMA (Code Division Multiple Access), GSM (Global System for Mobile Communications), GPRS (General Packet Radio Service), WCDMA (Wideband Code Division Multiple Access), and HSPA (High-Speed Packet Access) technologies.

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

Recent Developments

Revenues were $1.2 million for the second quarter of 2013, down from $15.5 million in the second quarter of last year. We experienced a drop in sales of our traditional products, a delay in the launch of our new product lines, and slow collection of receivables all of which significantly impacted liquidity and capital resources and resulted in an event of default under our credit facility and term loan with SVB. While we did not anticipate the timing or concurrence of these events, they are each known risks inherent to our business, and we are aggressively managing our way through them.

In Europe, our two largest gateway customers did not place any significant orders during the second quarter. One of these customers ordered their first half requirements in the first quarter and we expect follow-on orders from this customer in the third quarter. We expect full year orders from this customer to be comparable to last year. The other principal customer for our gateway products experienced slower than expected sell through of our gateway products during the first half of 2013 and continues to work through accumulated inventory. Although we anticipate additional orders once it corrects its inventory levels, the yearly volume for this customer will fall significantly below our original expectations for 2013.

In North America, we are transitioning our wireline replacement terminal product line to next generation products. We have developed the next generation version of our base terminal with improved performance and a lower price point and are working to establish market share for this product with carriers in North America. In addition, we are nearing completion of a wireline replacement terminal that incorporates some of the functions of our Home Alert product line. We are working with Sprint and other customers on this device. We expected orders for these products to commence in the second quarter, but testing and launch have progressed slower than we originally anticipated, and we now expect orders to commence in the second half of 2013.

Finally, the rollout of our new Home Alert product line has progressed slower than originally anticipated. We have experienced some of the normal issues associated with the transition to a new product category. A minor warranty issue in the first quarter delayed the product launch in Africa. We corrected that issue in the second quarter. Those units are now being moved into the channel and are expected to launch during the third quarter, which should result in follow-on orders from those customers in Africa later in the second half of 2013. We are continuing to demonstrate our Home Alert products to carriers in North America, Europe, and Latin America and are receiving significant interest. Testing and product launch have progressed slower than anticipated, but interest in the product line remains high, and we expect orders to come in later in the third quarter or fourth quarter of the year. Due to the elongated sales cycles with Tier 1 carriers in North America, we are pursuing an additional path to bring our new Home Alert product line directly to retail outlets through various mobile virtual network operators. This strategy allows for a more streamlined certification process, thereby quickening time to market.

Overall, revenues by geographic region based on customer locations were as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues
Europe	$818,260	$7,141,372	$5,137,040	$13,791,382
MEA	26,700	2,500,000	4,038,200	3,429,000
North America (United States and Canada)	125,907	5,785,706	1,766,659	9,736,682
Latin America	155,150	104,700	308,550	472,300
Asia	92,043	0	92,043	134,415

Total revenues	$1,218,060	$15,531,778	$11,342,492	$27,563,779

Revenues by product line were as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues
Broadband gateways	$849,103	$8,405,234	$5,167,883	$17,425,763
Security alert systems	163,907	0	4,175,407	0
Wireline replacement terminals	0	6,679,444	1,640,752	9,322,956
Phones	205,050	447,100	358,450	815,060

Total revenues	$1,218,060	$15,531,778	$11,342,492	$27,563,779

Gross margins were 28% for the second quarter and operating expenses were $2.6 million, consistent with recent quarters. The low revenues compared to operating expenses resulted in a loss for the second quarter of $2.2 million.

In addition to low revenues for the quarter, we experienced a significant reduction in our cash and cash equivalents, finishing the quarter with $76,000. The reduction in cash is due in part to slow collection of accounts receivable. We started the quarter with $21.9 million of accounts receivable, and collected $7.7 million. We repaid borrowings of $3.8 million under our accounts receivable credit facility during the quarter. The balance at June 30, 2013 was reduced to $2.1 million, leaving $4.9 million of available credit to finance new qualifying receivables. Overall, the net loss contributed to a $2.7 million increase in our working capital deficit from $2.1 million at the beginning of the quarter to $4.8 million at June 30, 2013.

Outlook

In order to achieve profitability under our current business model, we need to generate minimum revenues of $50 to $60 million annually with gross margins in the mid to low twenty percent range.

Our primary operating goals for 2013 were to maintain consistent profitability and to increase revenue by ten to fifteen percent year over year. Based on our first half results, we are not going to meet our revenue goal and may not achieve profitability for the full year.

Our second quarter revenues suffered from delayed customer orders related to high customer inventory levels, warranty issues and new product testing and approval. Those issues have progressed in the second quarter. We expect that our third quarter operations will improve as compared to the second quarter, but not to historic levels. Customer interest suggests that, if we can convert identified opportunities to firm orders, we could have a strong fourth quarter.

For the year, we are targeting gross margins in the upper twenty percent range. The economic and competitive climate remains challenging and price competition in our markets remains intense. We anticipate erosion in the average selling prices for our products in 2013. Any significant shift in product mix or reduction of average selling prices that is not offset by cost reductions will negatively impact gross margins and profitability.

Second quarter results were extremely weak and the outlook for the third quarter is mixed. At the same time, and despite the launch delays, our new Home Alert products have generated opportunities that will be very significant if we can convert them to firm orders. We are not going to minimize the significance of our first half operating results. The net loss has had a significant impact on our working capital position. Nonetheless, we continue to have confidence in our long term strategic direction. We expect orders for our gateway and Home Alert products to build in the third quarter. We continue to believe our new Home Alert product line, along with our new gateway and advanced terminal products, position the company well for growth in late 2013 and beyond.

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

Warranty Costs

Our standard terms of sale provide a limited warranty, generally for a period of one to two years from purchase or initialization of the product. We establish a warranty reserve based on management’s estimates of anticipated service and replacement costs over the term of outstanding warranties. Management’s estimates are based on historical warranty experience. However, we frequently introduce new products to the market. In addition, our products are purchased from third party design and manufacturing firms, and are comprised of components acquired from third party suppliers, which are manufactured and assembled to our specifications by contract manufacturers. As a result, we may have limited experience from which to establish an estimate for an applicable warranty reserve for a specific product. Any significant change in warranty expense may have a substantial impact on our results of operations.

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

($ in thousands)	Three months ended June 30, 2013		Three months ended June 30, 2012		Six months ended June 30, 2013		Six months ended June 30, 2012
Revenues	$1,218	100.00%	$15,532	100.00%	$11,342	100.00%	$27,564	100.00%
Cost of goods sold	883	72.48	11,902	76.63	8,040	70.89	20,757	75.31

Gross margin	335	27.52	3,630	23.37	3,302	29.11	6,807	24.69

Operating expenses:
Research and development	740	60.80	496	3.19	1,437	12.67	1,072	3.89
Sales and marketing	597	49.02	647	4.17	1,256	11.07	1,385	5.03
General and administrative	1,556	127.75	1,182	7.61	2,868	25.28	2,184	7.92

Total operating expenses	2,893	237.57	2,325	14.97	5,561	49.02	4,641	16.84

Operating income (loss)	(2,558)	(210.05)	1,305	8.40	(2,259)	(19.91)	2,166	7.85
Interest expense, net	(190)	(15.59)	(362)	(2.33)	(401)	(3.54)	(726)	(2.63)
Other income	215	17.65	0	0.00	215	1.89	0	0.00

Income (loss) before income tax provision	(2,533)	(207.99)	943	6.07	(2,445)	(21.56)	1,440	5.22
Income tax provision	(4)	(0.33)	47	0.30	0	0.00	72	0.26

Net income (loss)	$(2,529)	(207.66)%	$896	5.77%	$(2,445)	(21.56)%	$1,368	4.96%

Comparison of the Three and Six Months Ended June 30, 2013 to the Three and Six Months Ended June 30, 2012

Revenues

For the three months ended June 30, 2013, which we refer to as Q2 2013, revenues were $1.2 million compared to $15.5 million for the three months ended June 30, 2012, which we refer to as Q2 2012, representing a 92% decrease. The decrease in revenues was the result of: decreased demand for our gateway products in Europe as our key customers there worked through inventory or prepared for launch of our next generation gateway; decreased demand for our wireline replacement terminals in North America; and slower than expected sales of our Home Alert products as warranty issues delayed the launch of those products in Africa and telecommunications operator testing of the products has taken longer than anticipated in North America.

For the six months ended June 30, 2013, revenues were $11.3 million compared to $27.6 million for the six months ended June 30, 2012, representing a 59% decrease. The decrease in revenues for the six month period was primarily attributable to decreased revenues for the second quarter as described above.

In Q2 2013, our revenues were derived principally from four customers, which together represented 78% of revenues, and individually represented 44%, 12%, 12% and 10% of revenues, respectively. In Q2 2012, our revenues were derived principally from three customers, which together represented 85% of revenues, and individually represented 37%, 32% and 16% of revenues, respectively. Our revenues for Q2 2013 consisted of 70% for gateway devices, 17% for phone products and 13% for security alert systems. For Q2 2012, our revenues consisted of 54% for gateway devices, 43% for wireline replacement terminals and 3% for phone products.

For the six months ended June 30, 2013, our revenues were derived principally from four customers, which together represented 93% of revenues, and individually represented 43%, 22%, 15% and 13% of revenues. For the six months ended June 30, 2012, our revenues were derived principally from four customers, which together represented 87% of revenues, and individually represented 30%, 27%, 18% and 12% of revenues. Our revenues for the six months ended June 30, 2013, consisted of 46% for gateway devices, 37% for security alert systems, 14% for wireline replacement terminals and 3% for phone products. For the six months ended June 30, 2012, our revenues consisted of 63% for gateway devices, 34% for wireline replacement terminals and 3% for phone products.

Our objective is to increase revenues through maintaining close relationships with our core customers and helping them expand their markets. At the same time, we are actively seeking new customer opportunities where we have the ability to deliver products that address unique customer requirements with the potential to lead to significant sales.

Cost of Goods Sold

For Q2 2013, cost of goods sold was $883,000 compared to $11.9 million for Q2 2012, a decrease of 93%. For the six months ended June 30, 2013, cost of goods sold was $8.0 million compared to $20.8 million for the six months ended June 30, 2012, a decrease of 61%. The decrease for both periods is primarily attributable to the decreased revenues from the comparative periods.

Gross Margin

For Q2 2013, gross margin as a percentage of revenues was 28% compared to 23% for Q2 2012. For the six months ended June 30, 2013, gross margin as a percentage of revenues was 29% compared to 25% for the six months ended June 30, 2012. These margin differences are mainly reflective of product and customer mix in the comparable periods.

We do not expect any significant inventory write offs or non-recurring transactions in 2013 that would impact gross margins. We are targeting gross margins in the upper twenties. However, intense price competition and aggressive new product releases by our competitors could put additional pressure on gross margins.

Research and Development

For Q2 2013, research and development was $741,000 compared to $496,000 for Q2 2012, an increase of 49%. For the six months ended June 30, 2013, research and development was $1.4 million compared to $1.1 million for the six months ended June 30, 2012, an increase of 34%. Both increases from the comparable periods are mainly attributable to increased development expense associated with third party fees and certification of the initial products in our Home Alert product line.

We anticipate that 2013 research and development expenses will increase over 2012 levels due to increased certification and test fees from the anticipated launch of our second generation wireline replacement terminal and additional products in our Home Alert product line.

Sales and Marketing

For Q2 2013, sales and marketing expenses were $597,000 compared to $647,000 for Q2 2012, a decrease of 8%. For the six months ended June 30, 2013, sales and marketing expenses were $1.3 million compared to $1.4 million for the six months ended June 30, 2012, a decrease of 9%. The decreases were mainly due to a decreased commission expenses.

We expect sales and marketing expenses to remain stable in 2013, with the exception of fluctuating selling expenses based on the revenue levels and the customer mix experienced during the year.

General and Administrative

For Q2 2013, general and administration expenses were $1.6 million compared to $1.2 million for Q2 2012, an increase of 32%. The change from the comparable period is primarily attributable to an increase of $702,000 in the bad debt reserve in Q2 2013 for certain aged receivables compared to a recovery of bad debt expense of $36,000 in Q2 2012, offset by reduced wage and bonus expenses.

For the six months ended June 30, 2013, general and administration expenses were $2.9 million, compared to $2.2 million for the six months ended June 30, 2012, an increase of 31%. The change from the comparable period is primarily attributable to an increase of $902,000 in the bad debt reserve in the six months ended June 30, 2013 for certain aged receivables compared to a recovery of bad debt expense of $84,000 in the six months ended June 30, 2012, offset by reduced wage and bonus expenses.

We expect 2013 general and administrative expenses to remain at similar levels as experienced during 2012.

Interest Expense, net

For Q2 2013, interest expense was a net expense of $190,000. This amount was comprised of interest expense of $112,000 associated with debt and financing activities and non-cash imputed interest amortization of $78,000 associated with the note payable discount on the promissory Note issued to WNC. For Q2 2012, interest expense was $362,000. Substantially all of the expense resulted from interest expense associated with debt and financing activities.

For the six months ended June 30, 2013, interest expense was a net expense of $401,000. This amount was comprised of interest expense of $214,000 associated with debt and financing activities and non-cash imputed interest amortization of $187,000 associated with the note payable discount on the promissory Note issued to WNC. For the six months ended June 30, 2012, net interest expense was $726,000. Substantially all of the expense resulted from interest expense associated with debt and financing activities.

Other Income

For Q2 2013 and the six months ended June 30, 2013, other income was $215,000 resulting from a gain on a discounted note payable. On September 7, 2012, we issued a $7,714,000 promissory Note to WNC in connection with a payment and settlement agreement. The note does not accrue interest and has no prepayment penalty. Therefore, we discounted the note based on an imputed interest rate of 6.25% over an estimated repayment term of three years, resulting in a note payable discount of $791,000 at the date of issuance. During the six months ended June 30, 2013, the estimated repayment term was modified from three years to four years, increasing the note payable discount by $215,000 to $1.0 million. This discount is being charged to interest expense over the term of the Note.

Provision for Income Taxes

For the three and six months ended June 30, 2013, we recorded income tax provisions of ($4,000) and $0, respectively. For the three and six months ended June 30, 2012, we recorded income tax provisions of $47,000 and $72,000, respectively. Currently, we have established a full reserve against all deferred tax assets.

Net Income (Loss)

For Q2 2013, net loss was $2.5 million compared to net income of $896,000 for Q2 2012. For the six months ended June 30, 2013, net loss was $2.4 million compared to net income of $1.4 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

Liquidity

The combination of the second quarter’s low revenue generation and slow collection on accounts receivable resulted in a substantial reduction in our cash and cash equivalents. We entered the second quarter with $21.9 million of accounts receivable and ended the quarter at $15.2 million, including $12.2 million that were past due based on the terms of their agreements. During the second quarter, we collected $7.7 million of accounts receivables and are working with our customers to convert our outstanding receivables to cash.

Despite the significant reduction in cash, we have borrowing capacity to finance new orders under our $7.0 million credit facility. A number of our accounts receivable are past due under their terms and do not qualify as our borrowing base under the credit facility. At June 30, 2013, borrowings under our credit facility were $2.1 million, leaving $4.9 million of available credit for qualified receivables.

The net loss for the quarter reversed the trend we had generated over the past seven quarters of improving working capital. We will need to return to profitable operations in order to improve our working capital, or need to secure additional working capital through the sale of debt or equity securities.

The following table summarizes key items affecting liquidity at June 30, 2013 and December 31, 2012:

	($ in thousands)
	June 30, 2013	December 31, 2012
Cash and cash equivalents	$76	$1,875
Accounts receivable	$15,151	$15,199
Accounts payable	$10,296	$10,203
Working capital (deficit)	$(4,802)	$(2,164)
Bank financings	$6,017	$3,477
Note payable, net of discount	$5,011	$6,946

For the six months ended June 30, 2013, we used $2.4 million of cash from operations from a cash net loss of $1.3 million (net income adjusted for depreciation and amortization expense, stock based compensation, provisions for losses on accounts receivable, note payable discount and imputed interest) and increased by changes in operating assets and liabilities of $1.1 million. During the six months ended June 30, 2013, we consumed $2,000 of cash for investing activities, and at June 30, 2013, we did not have any significant commitments for capital expenditures. Financing activities generated $655,000 of cash during the six months ended June 30, 2013, including $2.5 million for net bank financings offset by $1.9 million for repayments to the Note payable to WNC.

Bank Financing

We currently have three bank financing arrangements.

In September 2012, we entered into a one year $7.0 million credit facility with Silicon Valley Bank or “SVB”. The facility is a working capital based revolving line of credit where SVB, in its discretion, will make advances in the amount of up to 80% of the value of (i) eligible accounts receivable and (ii) eligible purchase orders for inventory in transit to a customer. For each account receivable or purchase order financed, we pay interest based on SVB’s prime rate, plus a specified margin, multiplied by the face amount of the eligible account receivable or purchase order. For eligible accounts receivable, the specified margin is 1.0% and for eligible purchase orders the margin is 1.4%. However, if our EBITDA for any trailing six month period falls below $1.0 million, the specified margins increase to 3.0% and 3.2%, respectively. On March 28, 2013, we entered into an amendment to the credit facility that reduced the specified margin for eligible accounts receivable to 0.75% (down from 1.00%) and if our EBITDA for any trailing six month period falls below $1.0 million, the specified margin for eligible accounts receivable increases to 2.50% (down from 3.00%). At June 30, 2013, we had borrowings of $2.1 million under this credit facility and the effective interest rate on the borrowed funds was 8% per annum.

In March 2013, we entered into a three year term loan with SVB, totaling $2.3 million, with monthly payments of interest only during the first six months, and then equal monthly payments of principal and interest over the remaining 30 months of the loan. In addition, we are required to make a one-time final payment of $45,000 at the time the loan is repaid. We experienced an event of default under our term loan with SVB related to covenant compliance with a Fixed Charge Coverage Ratio and a Liquidity Ratio. We are working with SVB on a forbearance arrangement to reschedule payment of the loan. Consequently, we have reclassified the outstanding long-term balance of the term loan as a current liability. At June 30, 2013, we had borrowings of $2.3 million under this loan. Interest on the term loan accrues at 6.00% per annum.

In April 2013, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at June 30, 2013). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at June 30, 2013.

Note Payable

In September 2012, we entered into a Payment Confirmation Agreement with WNC. In connection with the Payment Confirmation Agreement we settled all disputes with our former contract manufacturer, including an $8.2 million account payable, in exchange for payment of $458,000 in cash and the issuance of a promissory note with a face value of $7.7 million. The Note obligates us to make payments of $50,000 each month. In addition, we are required to make a payment on or before March 31 each year equal to 50% of the prior year’s net income less $600,000. The Note does not bear interest and has an estimated repayment term of four years. During the first six months of 2013, we made payments on the Note of $1.9 million. At June 30, 2013, the Note had a face value of $5.7 million and a discounted value of $5.0 million.

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

We rely on those open credit terms to support our working capital requirements and reduce our borrowing costs. We are delinquent in payments to our contract manufacturers. If our contract manufacturers restrict their credit terms with us, we may need to identify alternative manufacturers or secure additional capital in order to finance the production of our products.

If we are unable generate sufficient revenues to pay our expenses and our other existing sources of cash are insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any current arrangements in place to provide additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving and sustaining profitability, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. At June 30, 2013, we had $76,000 in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at June 30, 2013, as these consisted of securities with maturities of less than three months.

Interest rates for our current bank debt agreements are based at rates ranging from 6% to 8% per annum. We do not utilize financial contracts to manage the exposure in our investment portfolio to changes in interest rates. A hypothetical one percent increase in the interest rates that we pay under our bank debt would have resulted in additional interest expense of $20,000 for the three-month period ended June 30, 2013.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2013, the majority of our revenue was generated outside the United States. In addition, most of our products were purchased from manufacturers in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from our contract manufacturers were denominated in United States dollars.

We maintain operations in China and Korea for which expenses are paid in the Chinese Yuan and Korean Won, respectively. Accordingly, we have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A hypothetical one percent improvement in the exchange rate for the Chinese Yuan and the Korean Won versus the United States Dollar would have resulted in additional expense of $21,000 for the three-month period ended June 30, 2013.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

If we cannot achieve profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We generated net income of $4.3 million for the year ended December 31, 2012, and $1.1 million for the year ended December 31, 2011. However, we generated a net loss in the first half of 2013 of $2.1 million. We have incurred net losses in two of the four previous years, including a net loss of $6.3 million for the year ended December 31, 2010 and a net loss of $10.1 million for the year ended December 31, 2009. At June 30, 2013, we had a stockholders’ deficit of $9.0 million and a working capital deficit of $4.8 million. We cannot guarantee that we will be successful in achieving profitability and improving our working capital position over time.

Traditionally, our principal source of working capital has been cash from operations. During the second quarter, we experienced delays in collection of certain accounts receivable and did not generate significant new revenues. We have substantial working capital tied up in our accounts receivable. We need to collect our existing accounts receivable and generate new revenues in order to fund our operations.

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

For the six months ended June 30, 2013, four customers accounted for 93% of our revenues, and individually accounted for 43%, 22%, 15% and 13%.

In the second quarter of 2013 we did not receive significant orders from our three largest customers for a variety of reasons. We expect to receive future orders from each of these customers. If we lose one or more of our significant customers or if one or more of our significant customers materially scales back its orders as occurred in Q2 2013, our revenues may decline significantly and our results of operations may be negatively impacted.

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

During the first half of 2013, we experienced a significant increase in our accounts receivable, including a significant amount of receivables to new customers located in Africa. Because of our limited working capital, any delay or inability to collect our open accounts will have a significant impact on our financial position.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

We experienced an event of default under our Loan and Security Agreement with Silicon Valley Bank dated September 25, 2012, as amended. Specifically, we failed to comply with financial covenants that require us to (i) maintain a Fixed Charge Coverage Ratio of 1.25 to 1.00 and (ii) a Liquidity Ratio of 1.5 to 1.00. The Fixed Charge Coverage Ratio is a ratio of trailing twelve (12) month EBITDA (less cash paid for capital expenditures and taxes) divided by annualized interest and principal payments payable to the bank, as well as payments on other indebtedness. The Liquidity Ratio is a ratio of cash plus qualified accounts receivable to indebtedness owed to SVB. The event of default gives SVB the right to exercise remedies under the Loan and Security Agreement, including acceleration of all amounts due. We are working with SVB on a forbearance arrangement and to reschedule the repayment of the term loan.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

Date: August 13, 2013	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press release issued by Axesstel on August 5, 2013 (incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on August 13, 2013).

99.2**	Press release issued by Axesstel on 13, 2013 (incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on August 13, 2013).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.