Form 10-Q
period 2013-09-30
AXESSTEL INC
filed 2013-11-19
CIK 1092492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 1, 2013
Common Stock, $0.0001 per share	24,645,253 shares

Axesstel, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2013

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

- ii -

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Axesstel, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,315	$1,875,487
Accounts receivable, less allowance for doubtful accounts of $3,665,000 and $620,000 at September 30, 2013 and December 31, 2012, respectively	8,178,612	15,198,752
Inventories, net	216,000	330,000
Prepayments and other current assets	442,222	460,726

Total current assets	8,907,149	17,864,965

Property and equipment, net	157,368	225,021
Other assets, net	168,640	74,076

Total assets	$9,233,157	$18,164,062

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,216,611	$10,203,148
Note payable-current, net of discount	303,000	1,850,000
Bank financings-current	3,875,646	3,477,007
Accrued commissions	290,000	633,000
Accrued royalties	1,374,000	1,389,000
Accrued warranties	350,000	350,000
Other accrued expenses and current liabilities	2,315,100	2,127,013

Total current liabilities	18,724,357	20,029,168

Long-term liabilities:
Note payable-long term, net of discount	4,611,000	5,096,000

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 24,645,253 and 24,145,355 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2,464	2,414
Additional paid-in capital	40,855,031	40,458,483
Accumulated other comprehensive loss	(198,991)	(140,596)
Accumulated deficit	(54,760,704)	(47,281,407)

Total stockholders’ deficit	(14,102,200)	(6,961,106)

Total liabilities and stockholders’ deficit	$9,233,157	$18,164,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues	$299,001	$16,327,643	$11,641,493	$43,891,422
Cost of goods sold	215,075	11,802,316	8,255,496	32,559,456

Gross margin	83,926	4,525,327	3,385,997	11,331,966

Operating expenses
Research and development	773,875	705,563	2,211,012	1,777,397
Sales and marketing	251,426	880,314	1,507,608	2,265,405
General and administrative	3,959,010	1,291,721	6,826,958	3,476,110

Total operating expenses	4,984,311	2,877,598	10,545,578	7,518,912

Operating income (loss)	(4,900,385)	1,647,729	(7,159,581)	3,813,054

Interest expense, net	(133,320)	(204,333)	(534,716)	(929,879)
Other income	0	791,000	215,000	791,000

Income (loss) before income tax provision	(5,033,705)	2,234,396	(7,479,297)	3,674,175
Income tax provision	0	112,000	0	184,000

Net income (loss)	$(5,033,705)	$2,122,396	$(7,479,297)	$3,490,175

Earnings (loss) per share
Basic	$(0.20)	$0.09	$(0.31)	$0.15

Diluted	$(0.20)	$0.08	$(0.31)	$0.13

Weighted average shares outstanding
Basic	24,708,691	24,084,939	24,463,291	23,928,446
Diluted	24,708,691	26,896,633	24,463,291	26,341,667
Comprehensive income (loss)
Net income (loss)	$(5,033,705)	$2,122,396	$(7,479,297)	$3,490,175
Foreign currency translation adjustment	(12,822)	3,647	(58,395)	(14,722)

Comprehensive income (loss)	$(5,046,527)	$2,126,043	$(7,537,692)	$3,475,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axesstel, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income (loss)	$(7,479,297)	$3,490,175

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	94,941	129,426
Stock-based compensation	246,495	161,072
Provision for (recoveries from) losses on accounts receivable	3,882,235	(120,000)
Note payable discount	(215,000)	(791,000)
Note payable discount amortization	240,000	0
(Increase) decrease in:
Accounts receivable	3,137,905	(2,688,422)
Inventories	114,000	233,000
Other assets	27,857	192,126
Increase (decrease) in:
Accounts payable	13,463	1,446,519
Accrued expenses and other liabilities	(169,913)	42,303

Total adjustments	7,371,983	(1,394,976)

Net cash provided by (used in) operating activities	(107,314)	2,095,199

Cash flows from investing activities:
Acquisition of property and equipment	(3,852)	(200,628)

Net cash used in investing activities	(3,852)	(200,628)

Cash flows from financing activities:
Proceeds from issuance of common stock	22,750	7,800
Repayments of note payable	(2,057,000)	0
Net proceeds (repayments) of bank financings	398,639	(1,118,774)

Net cash used in financing activities	(1,635,611)	(1,110,974)

Cumulative translation adjustment	(58,395)	(14,722)

Net increase (decrease) in cash and cash equivalents	(1,805,172)	768,875
Cash and cash equivalents at beginning of year	1,875,487	849,510

Cash and cash equivalents at end of period	$70,315	$1,618,385

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$297,276	$977,539
Income tax	$45,953	$64,468

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

2. LIQUIDITY AND GOING CONCERN

At September 30, 2013, we had cash and cash equivalents of $70,000, negative working capital of $9.8 million, and stockholders’ deficit of $14.1 million. Our revenues for the nine months ended September 30, 2013 were significantly lower than the nine months ended September 30, 2012, and well below our original expectations. Our net loss for the nine months ended September 30, 2013 was $7.5 million. As a consequence of the net loss, and the lack of significant collections on past due receivables in the third quarter, we are delinquent in payments on many of our current financial obligations.

Other than cash provided by operations, our primary source of working capital is bank borrowing. We currently have two bank credit facilities. In March 2013, we entered into a three year $2.3 million term loan with Silicon Valley Bank (“SVB”). In April 2013, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at September 30, 2013). Our net loss for the nine months ended September 30, 2013 caused an event of default under our term loan with SVB, and we are working with the bank on a forbearance and repayment arrangement. As a result, we have reclassified all long-term amounts due under the SVB term loan to current liabilities. See Note 8.

In addition to credit facilities, we rely on open credit terms with our manufacturing partners to support our working capital requirements and reduce our borrowing costs. We are delinquent in making payments to our contract manufacturers and they have restricted their credit terms with us. If we are unable to regain these credit terms, we may need to identify alternative manufacturers or secure additional capital in order to finance the production of our products.

If we are unable generate sufficient revenues to pay our expenses and service our debt, and our other existing sources of cash are insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not currently have any arrangements in place to provide additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders will likely experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving and sustaining profitability, and cannot obtain additional funds on commercially reasonable terms or at all, we will likely be required to curtail significantly or cease our operations.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Obligations from our foreign customers are sometimes secured either by letters of credit or credit insurance. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $3.7 million and $620,000, respectively.

Bad debt expense amounted to $3.0 million and $3.9 million for the three and nine months ended September 30, 2013, respectively, primarily related to significantly past due accounts receivable from African customers. Recovery of bad debt expense amounted to $36,000 and $120,000 for the three and nine months ended September 30, 2012, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out method), based on the actual cost charged by the supplier, or market. We review the components of inventory on a regular basis for excess or obsolete inventory based on estimated future usage and sales. At September 30, 2013 and December 31, 2012, the reserve for excess and obsolete inventory was $0 and $292,000, respectively.

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

The licenses consisted of the following:

	September 30, 2013	December 31, 2012
Licenses	$3,627,500	$3,627,500
Accumulated amortization	(3,597,812)	(3,574,376)

	$29,688	$53,124

Amortization expense related to these licenses amounted to $8,000 and $32,000 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense was $24,000 and $94,000 for the nine months ended September 30, 2013 and 2012, respectively. Estimated future amortization expense related to licenses at September 30, 2013 is as follows:

Amount
2013	$28,650
2014	1,038

Total	$29,688

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at approximately four years. At September 30, 2013 and December 31, 2012, patent and trademark cost of $729,000 has been fully amortized.

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

During the nine months ended September 30, 2013 and 2012, we determined that there was no impairment to long-lived assets.

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

We generally sell our products either CIP (Carriage and Insurance Paid To), or DDU (Delivery Duty Unpaid). When we ship CIP, title and risk of loss pass to the customer when the product is received by the customer’s freight forwarder. When we ship DDU, title and risk of loss pass to the customer when the product is received at the customer’s warehouse.

If and when defective products are returned, we normally exchange them or provide a credit to the customer. The returned products are shipped back to the supplier and we are issued a credit or exchange from the supplier. At September 30, 2013 and December 31, 2012, there was no allowance for sales returns.

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

During the nine months ended September 30, 2013 and 2012, warranty costs amounted to $230,000 and $433,000, respectively. At September 30, 2013 and December 31, 2012, we established a warranty reserve of $350,000, to cover costs over the remaining lives of the warranties.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Stock-Based Compensation

Compensation Costs

Results of operations include stock-based compensation costs. The following is a summary of stock-based compensation costs, by income statement classification:

	Three Months ended		Nine Months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Research and development	$23,000	$15,254	$63,723	$25,254
Sales and marketing	6,000	15,000	26,000	35,000
General and administrative	35,500	50,023	156,772	100,818

Total	64,500	80,277	246,495	161,072
Tax effect on share-based compensation	0	0	0	0

Net effect on net income (loss)	$64,500	$80,277	$246,495	$161,072

Effect on earnings (loss) per share:
Basic	$0.00	$0.00	$0.01	$0.01
Diluted	$0.00	$0.00	$0.01	$0.01

Valuation of Stock Option Awards

We have two stock option plans under which stock options have been granted to our employees and directors. Through the period covered by this report, all options were granted under the 2004 Equity Incentive Plan. On July 28, 2013 our shareholder approved the adoption of the 2013 Equity Incentive Plan. Upon the adoption of the 2013 Equity Incentive Plan, we stopped issuing any additional equity awards under the 2004 Equity Incentive Plan, although previously issued awards under the 2004 Equity Incentive Plan remain outstanding in accordance with their terms.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. All options granted have a maximum term of ten years and vest over one to three years. During the nine months ended September 30, 2013, we did not grant any stock options. During the nine months ended September 30, 2012, we granted to certain of our employees options to purchase an aggregate of 547,500 shares of our common stock at exercise prices ranging from $0.66 to $0.67 per share based on the closing stock price on the date the options were issued.

Valuation of Stock Grants

The fair value of stock grants is based on the market price at the date the grants were issued. The expense related to the grants is recognized over a one to three year vesting period. During the nine months ended September 30, 2013, we issued 429,392 shares of our common stock to our executive employees and directors as part of their annual compensation package. The fair value of these grants ranged from $0.63 to $1.45 per share. During the nine months ended September 30, 2012, we granted 285,624 shares of our common stock to our executive employees and directors as part of their annual compensation package. The fair value of these grants ranged from $0.66 to $1.20 per share.

Income Taxes

We account for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority At September 30, 2013 and 2012 we have no unrecognized tax benefits.

Earnings (loss) per Share

We utilize FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated, based on the average share price for each period using the treasury stock method excluding any common share equivalents if their effect would be anti-dilutive. For the three and nine months ended September 30, 2013 there was 3,777,083 potentially dilutive securities excluded from the computation because their effect was anti-dilutive. For the three and nine months ended September 30, 2012 there was 571,667 potentially dilutive securities excluded from the computation.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator for basic and diluted earnings per share:
Net income (loss)	$(5,033,705)	$2,122,396	$(7,479,297)	$3,490,175

Denominator:
Weighted average basic common shares outstanding	24,708,691	24,084,939	24,463,291	23,928,446
Assumed conversion of dilutive securities:
Stock options	0	2,811,694	0	2,413,221

Diluted earnings (loss) per share—adjusted weighted average shares	24,708,691	26,896,633	24,463,291	26,341,667

Basic earnings (loss) per share	$(0.20)	$0.09	$(0.31)	$0.15

Diluted earnings (loss) per share	$(0.20)	$0.08	$(0.31)	$0.13

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

During the nine months ended September 30, 2013, 90% of our revenues were from four customers, comprised of 42%, 21%, 15% and 12%. Those customers were located in Poland, South Africa, the United States and South Africa, respectively. At September 30, 2013, the amounts due from such customers were $0, $1.6 million, $0 and $1.1 million, respectively, which were included in accounts receivable.

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

As of September 30, 2013, we maintained inventory of $216,000 in China. In addition, substantially all of our $8.2 million of accounts receivable at September 30, 2013 are with customers in foreign countries. If any of these countries become politically or economically unstable, then our operations could be disrupted.

Shipping and handling expenses

We record all shipping and handling billings to a customer as revenue earned in accordance with FASB ASC 605-45-45-19, “Shipping and Handling Fees and Costs”. We include shipping and handling expenses in cost of goods sold. Shipping and handling fees amounted to $646,000 and $350,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

4. INVENTORIES

Inventories consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials	$216,000	$0
Finished goods	0	622,000

	216,000	622,000
Less reserves for excess and obsolete inventories	0	(292,000)

	$216,000	$330,000

5. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 30, 2013	December 31, 2012
Prepaid insurance	$34,393	$143,751
Prepaid taxes	25,092	18,792
Prepaid tooling	79,202	19,863
Other	303,535	278,320

	$442,222	$460,726

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2013	December 31, 2012
Machinery and equipment	$326,311	$326,311
Office furniture and equipment	304,479	300,800
Software	3,111,949	3,111,776

	3,742,739	3,738,887
Accumulated depreciation and amortization	(3,585,371)	(3,513,866)

	$157,368	$225,021

7. NOTE PAYABLE

On September 7, 2012, we entered into a Payment Confirmation Agreement with Wistron Neweb Corporation (“WNC”), which settled all disputes with WNC arising out of our prior manufacturing relationship, including restructure of an $8.2 million account payable which was past due. In connection with the Payment Confirmation Agreement we paid WNC $458,000 in cash and issued WNC a Promissory Note (“Note”) with a face value of $7.7 million. The Note obligates us to make payments of $50,000 each month. In addition, we are required to make a payment on or before March 31 each year equal to 50% of the prior year’s net income less $600,000. In the event we were to become delinquent on payments, the Note would become payable on demand. The Note does not accrue interest and has no prepayment penalty. Therefore, we discounted the Note based on an imputed interest rate of 6.25% over an estimated repayment term of three years, resulting in a note payable discount of $791,000 at the date of issuance. During the nine months ended September 30, 2013, the estimated repayment term was modified from three years to four years, increasing the note payable discount by $215,000 to $1.0 million. This discount is being charged to interest expense over the term of the Note.

During the first nine months of 2013, we made payments against the Note aggregating to $2.1 million. At September 30, 2013, the Note had a face value of $5.5 million and a discounted value of $4.9 million.

The balance on this Note consisted of the following:

	September 30, 2013	December 31, 2012
Note payable—face value	$5,507,000	$7,564,000
Less: unamortized imputed interest	(593,000)	(618,000)

Note payable, net of discount	4,914,000	6,946,000
Less: current portion	(303,000)	(1,850,000)

Noncurrent portion	$4,611,000	$5,096,000

Estimated future maturities of the Note payable at September 30, 2013, including current portion, are as follows:

2013	$74,000
2014	307,000
2015	2,549,000
2016	1,984,000

Note payable, net of discount	$4,914,000

8. BANK FINANCINGS

As of September 30, 2013 and December 31, 2012, we had outstanding loans of $3.9 million and $3.5 million, respectively. We currently have two active term loans.

In March 2013, we entered into a three year term loan with SVB, totaling $2.3 million, with monthly payments of interest only during the first six months, and equal monthly payments of interest and principal, amortizing the principal over the remaining 30 months of the loan. Interest on the term loan accrues at 6.00% per annum. In addition, we are required to make a one-time final payment of $45,000 at the time the loan is repaid. We experienced an event of default under our term loan and credit facility with SVB related to compliance with a Fixed Charge Coverage Ratio and a Liquidity Ratio. We are working with SVB on a forbearance arrangement to reschedule payment of the loan. Consequently, we have reclassified the long-term amounts due under the SVB term loan to a current liability. At September 30, 2013, we had borrowings of $2.3 million under this loan.

In April 2013, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at September 30, 2013). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at September 30, 2013.

9. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Customer advances	$679,400	$32,840
Accrued payroll, taxes and benefits	1,146,043	1,391,761
Accrued foreign sales tax	107,400	182,400
Accrued income taxes	0	45,953
Accrued interest	0	2,560
Accrued legal and professional fees	87,500	100,000
Accrued license fees	25,000	25,000
Accrued operating expenses	269,757	346,499

	$2,315,100	$2,127,013

10. STOCKHOLDERS’ DEFICIT

Common Stock – 2013 Activity

During the nine months ended September 30, 2013, we issued 310,343 shares of our common stock to our executive employees as part of their annual compensation package. The fair value of these grants was $1.45 per share based on the market price at the date the grants were issued. These stock grants vest over a three year period.

During the nine months ended September 30, 2013, we issued 119,049 shares of our common stock to our non-employee directors as part of their annual compensation package. The fair value of these grants was $0.63 per share based on the market price at the date the grants were issued. These stock grants vest monthly over a period of twelve months.

During the nine months ended September 30, 2013, we cancelled 204,514 non-vested shares of our common stock issued to former executive employees. These shares were valued at prices ranging from $0.66 to $1.45 per share, and had a value of $244,000.

During the nine months ended September 30, 2013, employee stock options for 275,000 shares of our common stock were exercised at prices ranging from $.07 to $.10 per share resulting in proceeds of $23,000.

Stock Option – 2013 Activity

During the nine months ended September 30, 2013, we did not grant any stock options.

During the nine months ended September 30, 2013, we cancelled stock option awards to purchase 162,500 shares of common stock issued to a former executive employee. These shares had exercise prices ranging from $0.07 to $0.67 per share.

11. SEGMENT INFORMATION

We operate and track our results in one operating segment, wireless access products. We track revenues and assets by geographic region and by product line, but do not manage operations by region.

Revenues by geographic region based on customer locations were as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Europe	$140,600	$8,324,425	$5,277,640	$22,115,807
MEA	75,600	797,330	4,113,800	4,226,330
North America (United States and Canada)	6,101	6,897,638	1,772,760	16,634,320
Latin America	76,700	308,250	385,250	780,550
Asia	0	0	92,043	134,415

Total revenues	$299,001	$16,327,643	$11,641,493	$43,891,422

Our product lines consist of broadband gateway devices, security alert systems, wireline replacement terminals and phones. Revenues by product line were as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Broadband gateways	$216,200	$9,004,617	$5,384,083	$26,430,380
Security alert systems	6,101	48,000	4,181,508	48,000
Wireline replacement terminals	0	6,653,576	1,640,752	15,976,532
Phones	76,700	621,450	435,150	1,436,510

Total revenues	$299,001	$16,327,643	$11,641,493	$43,891,422

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

Future estimated lease payments at September 30, 2013 are as follows:

Year Ending December 31,	Total Amount
2013	$37,000
2014	47,000

$84,000

Rent expense is charged ratably over the lives of the leases using the straight line method. In addition to long-term facility leases, we incur additional rent expense for equipment and other short-term operating leases. Rent expense incurred for short-term and long-term obligations for the three and nine months ended September 30, 2013 amounted to $54,000, and $173,000, respectively. Rent expense incurred for short-term and long-term obligations for the three and nine months ended September 30, 2012 amounted to $36,000, and $93,000, respectively.

Employment and Separation Agreements

We have entered into employment agreements with our executive management personnel that provide severance payments upon termination without cause. Consequently, if we had released our executive management personnel without cause at September 30, 2013, the severance expense due would have been $627,000, plus any pro-rated bonuses earned, plus payments equal to twelve months of continuing healthcare coverage under COBRA.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At September 30, 2013, we were not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

13. SUBSEQUENT EVENTS

On October 13, 2013 our board of directors approved a reduction in force that impacted approximately 50% of the Company’s employees and consultants, including H. Clark Hickock, our former Chief Executive Officer. We expect to incur total expenses relating to termination benefits associated with the reduction in force of approximately $600,000, which primarily represents cash expenditures the Company expects to pay out over the next twelve months. We will record these charges in the fourth quarter ending December 31, 2013. Overall, the reductions are expected to result in annual cost savings in excess of $5.0 million.

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

Our products have traditionally been sold to telecommunications operators worldwide. In developing countries, where large segments of the population do not have telephone or internet service, telecommunications operators deploy wireless networks as a more cost effective alternative to traditional wired communications. In developed countries, telecommunications operators are using wireless networks to augment or supplant existing wire-line infrastructure. Currently, our largest customers are located in Poland, South Africa and the United States.

Recent Developments

Revenues were $299,000 for the third quarter of 2013. We continued to experience very poor revenue generation as a result of a significant drop in sales of our traditional products, and a delay in the launch of our new product lines. The low revenues combined with slow collection of receivables significantly impacted liquidity and capital resources and resulted in an event of default under our loan with SVB. While we did not anticipate the timing or concurrence of these events, they are each known risks inherent to our business, and we are aggressively managing to work through them.

In Europe, we did not ship to our two largest gateway customers during the third quarter. One of these customers ordered their first half requirements in the first quarter and we did not receive a follow-on order from this customer until late in the third quarter for shipments scheduled for the fourth quarter and early 2014. The other principal customer for our gateway products experienced much slower than expected sell through of our gateway products during 2013 and continues to work through accumulated inventory. The customer is selling through its inventory position, but we do not expect any significant orders from this customer until 2014.

In North America, we are transitioning our wireline replacement terminal product line to next generation products. We have developed the next generation version of our base terminal with improved performance and a lower price point and are working to establish market share for this product with carriers in North America. In addition, we are nearing completion of a wireline replacement terminal that incorporates some of the functions of our Home Alert product line. We are working with Sprint and other customers on this device. Testing and the launch of this product line have progressed much slower than we originally anticipated, and we do not expect any significant orders for these products until 2014.

Finally, the rollout of our new Home Alert product line has progressed much slower than originally anticipated. We have experienced some of the normal issues associated with the transition to a new product category. In Africa, we experienced minor warranty issues and significant delays to the launch of these products, and this market has proven to be very difficult and unpredictable. We are continuing to demonstrate our Home Alert products to carriers in North America, Europe, and Latin America and are receiving significant interest. While testing and product launch have progressed slower than anticipated, interest in the product line remains high, and we expect orders to come in over the next few months.

Overall, revenues by geographic region based on customer locations were as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Europe	$140,600	$8,324,425	$5,277,640	$22,115,807
MEA	75,600	797,330	4,113,800	4,226,330
North America (United States and Canada)	6,101	6,897,638	1,772,760	16,634,320
Latin America	76,700	308,250	385,250	780,550
Asia	0	0	92,043	134,415

Total revenues	$299,001	$16,327,643	$11,641,493	$43,891,422

Revenues by product line were as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Broadband gateways	$216,200	$9,004,617	$5,384,083	$26,430,380
Security alert systems	6,101	48,000	4,181,508	48,000
Wireline replacement terminals	0	6,653,576	1,640,752	15,976,532
Phones	76,700	621,450	435,150	1,436,510

Total revenues	$299,001	$16,327,643	$11,641,493	$43,891,422

At September 30, 2013 we had gross accounts receivable of $9.4 million from customers in Africa, all of which are significantly past due by their terms. As a result of the collection delays and uncertainty of the timing or payment in the African market, we increased our accounts receivable provision by $3.0 million in the third quarter. We are evaluating all options to monetize those receivables, including retaking possession of the product in order to sell it to different customers or regions.

Gross margins were 28% for the third quarter, consistent with recent quarters. Operating expenses were $5.0 million, significantly higher than recent quarters mainly attributable to a $3.0 million provision for losses on accounts receivable. The impact of the low revenues and accounts receivable provision resulted in a loss for the third quarter of $5.0 million.

The impact on operations of the low revenues for the quarter and the $3.0 million provision for losses on accounts receivable caused a significant reduction in our working capital at September 30, 2013. Overall, the net loss of $5.0 million resulted in a $5.0 million deterioration in our working capital deficit from $4.8 million at the beginning of the quarter to $9.8 million at September 30, 2013.

In addition to the impact of the low revenues, the slow collection of accounts receivable significantly reduced our cash availability. Consequently, we are delinquent in payments on most of our current financial obligations. Significantly, we are in default under our $2.3 million Loan and Security Agreement with SVB and are actively working with the bank on a forbearance and repayment agreement. We continue to be significantly past due to our contract manufacturers in China and those manufacturers have restricted their credit terms with us.

We are actively taking steps to return to profitable operations in order to improve our working capital. In addition, we are looking to secure additional working capital through the potential assignment of existing receivables, and/or the sale of debt or equity securities in order to secure our ability to continue operations. We have no firm agreements or arrangements for such financings in place at this time and the timing, terms and impact of any such financing is uncertain. See “Liquidity and Capital Resources” and “Risk Factors” below.

Outlook

Our third quarter revenues suffered as demand for our gateway and terminal products continued to be weak and we experienced significant delays in customer acceptance and orders for our next generation gateway products and our Home Alert product line. Entering the fourth quarter we have some backlog of orders that will generate revenue in the fourth quarter of 2013 and the first quarter of 2014, but not to historic levels.

In October 2013, subsequent to the end of period covered by this report, we effected a reduction in force that impacted approximately 50% of our employees and consultants. The reduction in force and other reductions in operating costs are intended to allow us to achieve profitable operations on annual revenues of approximately $20 million, assuming gross margins in the upper twenty percent range. In connection with these actions, we intend to continue our core gateway business, while we continue to roll out our new Home Alert product lines.

Our Home Alert product launch has faced challenges. We had warranty issues and collection issues with sales into Africa and product certification and testing for carriers in other markets have taken much longer than anticipated. As a consequence, we have expanded our sales and marketing efforts to carriers in new regions. We have also marketed to other mobile virtual network operators, MVNOs, and retail outlets. Those efforts have developed interest and opportunities that will be very significant if we can convert them to firm orders.

Revenues

Our products have traditionally been sold directly and through third party distributors to telecommunications operators worldwide. Revenues are recorded at the prices charged to the telecommunications operator or, in the case of sales to distributors, at the price to the distributor. Our products are sold on a fixed price-per-unit basis. The telecommunications operators resell our products to end users as part of the end users’ service activation.

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

Revenue Recognition

Our Revenue Recognition policy calls for us to recognize revenue on sales when ownership and title pass to the customer. We generally sell our products either CIP (Carriage and Insurance Paid To), or DDU (Delivery Duty Unpaid). When we ship CIP, title and risk of loss pass to the customer when the product is received by the customer’s freight forwarder. When we ship DDU, title and risk of loss pass to the customer when the product is received at the customer’s warehouse. Because our sales are characterized by large orders, the timing of when the revenue is recognized may have a significant impact on results of operations.

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

($ in thousands)	Three months ended September 30, 2013		Three months ended September 30, 2012		Nine months ended September 30, 2013		Nine months ended September 30, 2012
Revenues	$299	100.00%	$16,327	100.00%	$11,641	100.00%	$43,891	100.00%
Cost of goods sold	215	71.93	11,802	72.28	8,255	70.91	32,559	74.18

Gross margin	84	28.07	4,525	27.72	3,386	29.09	11,332	25.82

Operating expenses:
Research and development	774	258.82	706	4.32	2,211	18.99	1,777	4.05
Sales and marketing	251	84.09	880	5.39	1,508	12.95	2,266	5.16
General and administrative	3,959	1,324.08	1,292	7.91	6,827	58.65	3,476	7.92

Total operating expenses	4,984	1,666.99	2,878	17.62	10,546	90.59	7,519	17.13

Operating income (loss)	(4,900)	(1,638.92)	1,647	10.10	(7,160)	(61.50)	3,813	8.69
Interest expense, net	(134)	(44.59)	(204)	(1.25)	(534)	(4.59)	(930)	(2.12)
Other income	0	0.00	791	4.84	215	1.85	791	1.80

Income (loss) before income tax provision	(5,034)	(1,683.51)	2,234	13.69	(7,479)	(64.24)	3,674	8.37
Income tax provision	0	0.00	112	0.69	0	0.00	184	0.42

Net income (loss)	$(5,034)	(1,683.51)%	$2,122	13.00%	$(7,479)	(64.24)%	$3,490	7.95%

Comparison of the Three and Nine Months Ended September 30, 2013 to the Three and Nine Months Ended September 30, 2012

Revenues

For the three months ended September 30, 2013, which we refer to as Q3 2013, revenues were $299,000 compared to $16.3 million for the three months ended September 30, 2012, which we refer to as Q3 2012, representing a 98% decrease. The decrease in revenues was the result of: decreased demand for our gateway products in Europe as our key customers there worked through inventory or prepared for launch of our next generation gateway; decreased demand for our wireline replacement terminals in North America; and slower than expected sales of our Home Alert products as we experienced problems launching the products in Africa, while customer testing of the products has taken longer than anticipated in North America.

For the nine months ended September 30, 2013, revenues were $11.6 million compared to $43.9 million for the nine months ended September 30, 2012, representing a 73% decrease. The decrease in revenues for the nine month period was attributable to the extraordinarily low revenues in the second and third quarters as a result of the factors described above.

In Q3 2013, our revenues were derived principally from three customers, which together represented 98% of revenues, and individually represented 47%, 26% and 25% of revenues, respectively. In Q3 2012, our revenues were derived principally from three customers, which together represented 86% of revenues, and individually represented 39%, 37% and 10% of revenues, respectively. Our revenues for Q3 2013 consisted of 72% for gateway devices, 26% for phone products and 2% for security alert systems. For Q3 2012, our revenues consisted of 55% for gateway devices, 41% for wireline replacement terminals and 4% for phone products.

For the nine months ended September 30, 2013, our revenues were derived principally from four customers, which together represented 90% of revenues, and individually represented 42%, 21%, 15% and 12% of revenues. For the nine months ended September 30, 2012, our revenues were derived principally from three customers, which together represented 79% of revenues, and individually represented 32%, 32% and 15% of revenues. Our revenues for the nine months ended September 30, 2013, consisted of 46% for gateway devices, 36% for security alert systems, 14% for wireline replacement terminals and 4% for phone products. For the nine months ended September 30, 2012, our revenues consisted of 60% for gateway devices, 37% for wireline replacement terminals and 3% for phone products.

Our objective is to increase revenues through maintaining close relationships with our core customers and helping them expand their markets. At the same time, we are actively seeking new customer opportunities where we have the ability to deliver products that address unique customer requirements with the potential to lead to significant sales.

Cost of Goods Sold

For Q3 2013, cost of goods sold was $215,000 compared to $11.8 million for Q3 2012, a decrease of 98%. For the nine months ended September 30, 2013, cost of goods sold was $8.2 million compared to $32.6 million for the nine months ended September 30, 2012, a decrease of 75%. The decrease for both periods is primarily attributable to the decreased revenues from the comparative periods.

Gross Margin

For Q3 2013 and Q3 2012, gross margin as a percentage of revenues was 28%. For the nine months ended September 30, 2013, gross margin as a percentage of revenues was 29% compared to 26% for the nine months ended September 30, 2012. These margin differences are mainly reflective of product and customer mix in the comparable periods.

We do not expect any significant inventory write offs or non-recurring transactions in Q4 2013 that would impact gross margins. We are targeting gross margins in the upper twenties. However, intense price competition and aggressive new product releases by our competitors could put additional pressure on gross margins.

Research and Development

For Q3 2013, research and development was $774,000 compared to $706,000 for Q3 2012, an increase of 10%. For the nine months ended September 30, 2013, research and development was $2.2 million compared to $1.8 million for the nine months ended September 30, 2012, an increase of 24%. Both increases from the comparable periods are mainly attributable to increased development expense associated with third party fees and certification of the initial products in our Home Alert product line.

We anticipate that Q4 2013 research and development expenses will decrease due to significant cost reductions implemented in October 2013.

Sales and Marketing

For Q3 2013, sales and marketing expenses were $251,000 compared to $880,000 for Q3 2012, a decrease of 71%. For the nine months ended September 30, 2013, sales and marketing expenses were $1.5 million compared to $2.3 million for the nine months ended September 30, 2012, a decrease of 33%. The decreases were mainly due to a decreased commission expenses as a result of the lower revenue volume.

We expect sales and marketing expenses to remain stable during Q4 2013, with the exception of fluctuating selling expenses based on the revenue levels and the customer mix.

General and Administrative

For Q3 2013, general and administration expenses were $4.0 million compared to $1.3 million for Q3 2012, an increase of 206%. The change from the comparable period is primarily attributable to an increase of $3.0 million in the bad debt reserve in Q3 2013 for certain aged receivables compared to a recovery of bad debt expense of $36,000 in Q3 2012, offset by reduced wage and bonus expenses.

For the nine months ended September 30, 2013, general and administration expenses were $6.8 million, compared to $3.5 million for the nine months ended September 30, 2012, an increase of 96%. The change from the comparable period is primarily attributable to an increase of $3.9 million in the bad debt reserve in the nine months ended September 30, 2013 for certain aged receivables compared to a recovery of bad debt expense of $120,000 in the nine months ended September 30, 2012, offset by reduced wage and bonus expenses.

We expect Q4 2013 general and administrative expenses will decrease due to significant cost reductions implemented in October 2013, with the exception of termination expenses of approximately $600,000.

Interest Expense, net

For Q3 2013, interest expense was a net expense of $133,000. This amount was comprised of interest expense of $80,000 associated with debt and financing activities and non-cash imputed interest amortization of $53,000 associated with the note payable discount on the promissory note issued to WNC. For Q3 2012, interest expense was $204,000. Substantially all of the expense resulted from interest expense associated with debt and financing activities.

For the nine months ended September 30, 2013, interest expense was a net expense of $535,000. This amount was comprised of interest expense of $295,000 associated with debt and financing activities and non-cash imputed interest amortization of $240,000 associated with the note payable discount on the promissory note issued to WNC. For the nine months ended September 30, 2012, net interest expense was $930,000. Substantially all of the expense resulted from interest expense associated with debt and financing activities.

Other Income

For the nine months ended September 30, 2013, other income was $215,000 compared to $791,000 for the nine months ended September 30, 2012. On September 7, 2012, we issued a $7,714,000 promissory note to WNC in connection with a payment and settlement agreement. The note does not accrue interest and has no prepayment penalty. Therefore, we discounted the note based on an imputed interest rate of 6.25% over an estimated repayment term of three years, resulting in a note payable discount of $791,000 at the date of issuance. During the nine months ended September 30, 2013, the estimated repayment term was modified from three years to four years, increasing the note payable discount by $215,000 to $1.0 million. This discount is being charged to interest expense over the term of the note.

Provision for Income Taxes

For the three and nine months ended September 30, 2013, we did not record income tax provisions. For the three and nine months ended September 30, 2012, we recorded income tax provisions of $112,000 and $184,000, respectively. Currently, we have established a full reserve against all deferred tax assets.

Net Income (Loss)

For Q3 2013, net loss was $5.0 million compared to net income of $2.1 million for Q3 2012. For the nine months ended September 30, 2013, net loss was $7.5 million compared to net income of $3.5 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Liquidity

The $7.5 million net loss for the nine months ended September 30, 2013 has had a significant impact on working capital. The combination of very low revenue generation and slow collection on accounts receivable resulted in a substantial reduction in our cash and cash equivalents which was $70,000 at September 30, 2013. We ended the third quarter with net accounts receivable at $8.2 million, almost all of which were significantly past due based on the terms of their agreements. We are working with our customers to convert our outstanding receivables to cash. We need to return to profitable operations in order to improve our working capital, and/or need to secure additional working capital through the sale of debt or equity securities.

The following table summarizes key items affecting liquidity at September 30, 2013 and December 31, 2012:

	($ in thousands)
	September 30, 2013	December 31, 2012
Cash and cash equivalents	$70	$1,875
Accounts receivable	$8,179	$15,199
Accounts payable	$10,217	$10,203
Working capital (deficit)	$(9,817)	$(2,164)
Bank financings	$3,876	$3,477
Note payable, net of discount	$4,914	$6,946

For the nine months ended September 30, 2013, we used $107,000 of cash from operations derived from a cash net loss of $3.2 million (net income adjusted for depreciation and amortization expense, stock based compensation, provisions for losses on accounts receivable, note payable discount and imputed interest) offset by changes in operating assets and liabilities of $3.1 million. During the nine months ended September 30, 2013, we consumed $4,000 of cash for investing activities, and at September 30, 2013, we did not have any significant commitments for capital expenditures. Financing activities used $1.6 million of cash during the nine months ended September 30, 2013, including $2.1 million for repayments to the Note payable to WNC offset by a $399,000 increase in net bank financings.

Bank Financing

We currently have two bank financing arrangements.

In March 2013, we entered into a three year term loan with SVB, totaling $2.3 million, with monthly payments of interest only during the first six months, and then equal monthly payments of principal and interest over the remaining 30 months of the loan. In addition, we are required to make a one-time final payment of $45,000 at the time the loan is repaid. We experienced an event of default under our term loan with SVB related to covenant compliance with a Fixed Charge Coverage Ratio and a Liquidity Ratio. We are working with SVB on a forbearance arrangement to reschedule payment of the loan. Consequently, we have reclassified the outstanding long-term balance of the term loan as a current liability. At September 30, 2013, we had borrowings of $2.3 million under this loan. Interest on the term loan accrues at 6.00% per annum.

In April 2013, we entered into a one year term loan with a commercial bank in China, totaling 10,000,000 Chinese Yuan (equivalent to $1.6 million at September 30, 2013). This loan bears interest based on the People’s Bank of China twelve month adjustable rate, which was 7% per annum at September 30, 2013.

Note Payable

In September 2012, we entered into a Payment Confirmation Agreement with WNC. In connection with the Payment Confirmation Agreement we settled all disputes with our former contract manufacturer, including an $8.2 million account payable, in exchange for payment of $458,000 in cash and the issuance of a promissory note with a face value of $7.7 million. The Note obligates us to make payments of $50,000 each month. In addition, we are required to make a payment on or before March 31 each year equal to 50% of the prior year’s net income less $600,000. The Note does not bear interest and has an estimated repayment term of four years. During the first nine months of 2013, we made payments on the Note of $2.1 million. At September 30, 2013, the Note had a face value of $5.5 million and a discounted value of $4.9 million.

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

We rely on those open credit terms to support our working capital requirements and reduce our borrowing costs. We are delinquent in payments to our contract manufacturers and they have restricted their credit terms with us. If we are unable to regain these credit terms, we may need to identify alternative manufacturers or secure additional capital in order to finance the production of our products.

Need for Additional Capital

If we are unable generate sufficient revenues to pay our expenses and service our debt, and our other existing sources of cash are insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any current arrangements in place to provide additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders will likely experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving and sustaining profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we will likely be required to curtail significantly or cease our operations.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. At September 30, 2013, we had $70,000 in cash and cash equivalents, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at September 30, 2013, as these consisted of securities with maturities of less than three months.

Interest rates for our current bank debt agreements are based at rates ranging from 6% to 7% per annum. We do not utilize financial contracts to manage the exposure in our investment portfolio to changes in interest rates. A hypothetical one percent increase in the interest rates that we pay under our bank debt would have resulted in additional interest expense of $12,000 for the three-month period ended September 30, 2013.

Foreign Currency Exchange Rate Risk

During the nine months ended September 30, 2013, the majority of our revenue was generated outside the United States. In addition, most of our products were purchased from manufacturers in China. To mitigate the effects of currency fluctuations on our results of operations, all revenue from our international transactions and all products purchased from our contract manufacturers were denominated in United States dollars.

We maintain operations in China and Korea for which expenses are paid in the Chinese Yuan and Korean Won, respectively. Accordingly, we have currency risk resulting from fluctuations between the Chinese Yuan and the Korean Won and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A hypothetical one percent improvement in the exchange rate for the Chinese Yuan and the Korean Won versus the United States Dollar would have resulted in additional expense of $21,000 for the three-month period ended September 30, 2013.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

We generated net income of $4.3 million for the year ended December 31, 2012, and $1.1 million for the year ended December 31, 2011. However, we generated a net loss in the first nine months of 2013 of $7.5 million. We have incurred net losses in two of the four previous years, including a net loss of $6.3 million for the year ended December 31, 2010 and a net loss of $10.1 million for the year ended December 31, 2009. At September 30, 2013, we had a stockholders’ deficit of $14.1 million and a working capital deficit of $9.8 million. We cannot guarantee that we will be successful in achieving profitability and improving our working capital position over time.

Traditionally, our principal source of working capital has been cash from operations. During 2013, we have experienced delays in the collection of certain accounts receivable and have not generated significant new revenues. We have substantial working capital tied up in our accounts receivable. We need to collect our existing accounts receivable and generate new revenues in order to fund our operations.

If we are unable to generate sufficient revenues to pay our expenses and service our debt, and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place to provide additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders will likely experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we will likely be required to curtail significantly or cease our operations.

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

For the nine months ended September 30, 2013, four customers accounted for 90% of our revenues, and individually accounted for 42%, 21%, 15% and 12%.

In the third quarter of 2013, we did not receive significant orders from our largest customers for a variety of reasons. Based on discussions with these customers, we expect to receive future orders from each of these customers, but the timing and amount is uncertain. If we lose one or more of our significant customers, or if one or more of our significant customers materially scales back its orders as has occurred in 2013, our revenues will likely decline significantly and our results of operations may be negatively impacted.

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

During the first nine months of 2013, we experienced a significant increase in our past due accounts receivable, including a significant amount of receivables to new customers located in Africa. We currently have $9.4 million of gross accounts receivable to customers in Africa, arising out of sales made in the fourth quarter of 2012 and the first quarter of 2013. Based on our current assessment of the customer’s ability to pay, we have taken a reserve against these receivables of $3.5 million. We are working with those customers to either obtain payment on the accounts, or return the inventory so we can attempt to resell it to other customers. Because of our limited working capital, the delay in collection of our accounts receivable has had a significant impact on our financial position.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

We reported in our quarterly report for the period ended June 30, 2013 that we experienced an event of default under our Loan and Security Agreement with Silicon Valley Bank dated September 25, 2012, as amended. We remain in default. Specifically, we failed to comply with financial covenants that require us to (i) maintain a Fixed Charge Coverage Ratio of 1.25 to 1.00 and (ii) a Liquidity Ratio of 1.5 to 1.00. The Fixed Charge Coverage Ratio is a ratio of trailing twelve (12) month EBITDA (less cash paid for capital expenditures and taxes) divided by annualized interest and principal payments payable to the bank, as well as payments on other indebtedness. The Liquidity Ratio is a ratio of cash plus qualified accounts receivable to indebtedness owed to SVB. The event of default gives SVB the right to exercise remedies under the Loan and Security Agreement, including acceleration of all amounts due. We are working with SVB on a forbearance arrangement and to reschedule the repayment of the term loan.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXESSTEL, INC.

Date: November 19, 2013	/s/ Patrick Gray
Patrick Gray, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.